Form 10-Q
period 2007-04-30
ARUBA NETWORKS, INC.
filed 2007-06-08
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33347

Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	02-0579097 (I.R.S. Employer Identification Number)
1322 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of June 4, 2007 was: 76,903,329.

Aruba Networks, Inc.

Item 1 – Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30,	July 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents	$109,726	$9,263
Accounts receivable, net	18,659	13,296
Inventory	9,573	6,093
Deferred costs	2,756	3,360
Prepaids and other	1,974	1,758

Total current assets	142,688	33,770

Property and equipment, net	3,610	1,971
Deferred costs	964	1,960
Other assets	468	316

Total other assets	5,042	4,247

Total assets	$147,730	$38,017

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$7,568	$4,385
Accrued liabilities	10,517	8,062
Income taxes payable	306	216
Equipment loans payable	108	613
Deposit for Series D redeemable convertible preferred stock	—	19,329
Deferred revenue	13,414	11,637

Total current liabilities	31,913	44,242

Deferred revenue	5,315	6,803
Other long-term liabilities	—	1,963

Total liabilities	37,228	53,008

Redeemable convertible preferred stock: $.0001 par value; 0 and 46,445 shares authorized at April 30, 2007 and July 31, 2006; 0 and 45,108 shares issued and outstanding at April 30, 2007 and July 31, 2006; liquidation preference: $0 and $58,213 at April 30, 2007 and July 31, 2006	—	58,009

Stockholders’ equity (deficit)
Preferred Stock: $.0001 par value; 10,000 and 0 shares authorized at April 30, 2007 and July 31, 2006; no shares issued and outstanding at April 30, 2007 and July 31, 2006	—	—
Common Stock: $.0001 par value; 350,000 and 95,440 shares authorized at April 30, 2007 and July 31, 2006; 76,769 and 15,257 shares issued and outstanding at April 30, 2007 and July 31, 2006	8	2
Additional paid-in capital	208,239	6,075
Deferred stock-based compensation	—	(2,364)
Accumulated deficit	(97,745)	(76,713)

Total stockholders’ equity (deficit)	110,502	(73,000)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$147,730	$38,017

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues:
Product	$29,777	$13,308	$71,545	$26,352
Professional services and support	3,816	969	8,593	1,409
Ratable product and related professional services and support	1,068	6,673	5,675	20,844

Total revenues	34,661	20,950	85,813	48,605

Cost of revenues:
Product	8,921	5,278	24,784	10,428
Professional services and support	1,138	779	3,443	1,584
Ratable product and related professional services and support	397	2,288	2,088	8,668

Total cost of revenues	10,456	8,345	30,315	20,680

Gross profit	24,205	12,605	55,498	27,925

Operating expenses:
Research and development	6,890	3,760	17,752	10,377
Sales and marketing	16,240	8,664	39,194	23,585
General and administrative	4,889	1,639	10,897	4,029

Total operating expenses	28,019	14,063	67,843	37,991

Operating loss	(3,814)	(1,458)	(12,345)	(10,066)

Other income (expense), net
Interest income	567	145	876	451
Interest expense	(22)	(78)	(85)	(254)
Other income (expense), net	(5,935)	(52)	(9,185)	(673)

Total other income (expense), net	(5,390)	15	(8,394)	(476)

Loss before income tax provision and cumulative effect of change in accounting principle	(9,204)	(1,443)	(20,739)	(10,542)

Income tax provision	82	82	293	88

Loss before cumulative effect of change in accounting principle	(9,286)	(1,525)	(21,032)	(10,630)

Cumulative effect of change in accounting principle	—	—	—	66

Net loss	$(9,286)	$(1,525)	$(21,032)	$(10,564)

Shares used in computing net loss per common share, basic	36,363	11,740	21,207	10,706
Net loss per common share, basic	$(0.26)	$(0.13)	$(0.99)	$(0.99)

Shares used in computing net loss per common share, diluted	36,363	11,740	21,207	10,706
Net loss per common share, diluted	$(0.26)	$(0.13)	$(0.99)	$(0.99)

Stock-based expense included in above:

Cost of revenues	$62	$10	$202	$24
Research and development	858	71	1,576	195
Sales and marketing	1,042	209	2,193	593
General and administrative	2,499	65	3,993	164
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	April 30,
	2007	2006
Cash flows from operating activities
Net loss	$(21,032)	$(10,564)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,384	1,133
Provision for doubtful accounts	333	227
Write downs for excess and obsolete inventory	1,108	601
Compensation related to stock options and share awards	6,549	976
Net realized gains on short-term investments	—	(1)
Stock issued to charitable foundation	1,415	—
Non-cash interest expense	45	132
Change in carrying value of preferred stock warrant liability	8,992	606
Loss on disposal of fixed assets	5	—
Changes in operating assets and liabilities:
Accounts receivable	(5,696)	(1,805)
Inventory	(4,588)	(3,606)
Prepaids and other	(317)	(475)
Deferred costs	1,600	2,427
Other assets	(152)	(190)
Accounts payable	3,183	(3)
Deferred revenue	289	85
Other current and noncurrent accrued liabilities	1,966	360
Income taxes payable	90	134

Net cash used in operating activities	(4,826)	(9,963)

Cash flows from investing activities
Proceeds from sales and maturities of short-term investments	—	900
Purchases of property and equipment	(3,028)	(1,689)

Net cash used in investing activities	(3,028)	(789)

Cash flows from financing activities
Repayments on equipment loan obligations	(546)	(924)
Deposit for Series D redeemable convertible preferred stock, net	—	19,232
Cash received under stock issuance agreement	2,104	810
Proceeds from issuance of redeemable convertible preferred stock, net	10,597	—
Proceeds from initial public offering, net	92,613	—
Proceeds from issuance of common stock	3,490	354

Net cash provided by financing activities	108,258	19,472

Effect of exchange rate changes on cash and cash equivalents	59	(6)

Net increase in cash and cash equivalents	100,463	8,714

Cash and cash equivalents, beginning of period	9,263	4,293

Cash and cash equivalents, end of period	$109,726	$13,007

Supplemental disclosure of cash flow information
Income taxes paid	$177	$107
Interest paid	35	114

Supplemental disclosure of non-cash investing and financing activities
Reclassification of warrant liability to equity upon initial public offering	9,933	—
Reclassification of non-current liability to equity upon initial public offering	3,500	—
Reclassification of preferred stock warrants to liability	—	340
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and its Significant Accounting Policies
The Company
     Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company markets and sells its Aruba Mobile Edge Architecture, which allows end-users to roam to different locations within an enterprise campus or office building while maintaining secure and consistent access to their network resources. This architecture also enables network access and prioritized application delivery based on an end-user’s organizational role and authorization level. The Aruba Mobile Edge Architecture consists of the ArubaOS modular operating system, optional value-added software modules, a centralized mobility management system, high performance programmable mobility controllers, and wired and wireless access points.
     The Company manufactures and markets controllers, wired and wireless access points, and an advanced mobility software suite and began shipping its first products in June 2003. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.
Initial Public Offering
     In March 2007, the Company completed its initial public offering, or IPO, of common stock in which it issued and sold 9,200,000 shares of common stock, including 1,200,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at a public offering price of $11.00 per share. The Company raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. As of April 30, 2007, $804,000 in offering costs remain unpaid and these costs are expected to be paid in the Company’s fourth quarter. Upon the closing of the IPO, all shares of outstanding convertible preferred stock automatically converted into 49,681,883 shares of common stock and 318,181 shares of the Company’s common stock were issued under a stock issuance agreement with Microsoft. Subsequent to the IPO and the associated conversion of the Company’s outstanding convertible preferred stock to common stock, warrants to purchase 677,106 shares of convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to common stock and additional paid-in-capital, and the warrants are no longer subject to remeasurement.
     The Company’s Certificate of Incorporation, as restated on March 30, 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share.
Significant Accounting Policies
Basis of Presentation
     The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Registration Statement on Form S-1 filed on March 26, 2007. The July 31, 2006 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2006 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2007, its results of operations for the three and nine months ended April 30, 2007 and April 30, 2006, respectively, and its cash flows for the nine months ended April 30, 2007 and April 30, 2006, respectively. All adjustments are of a normal recurring nature. The results for the three and nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2007. To date, there have been no differences between net loss and comprehensive loss.
     The Company’s significant accounting policies are disclosed in the Company’s Registration Statement on Form S-1 filed with the SEC on March 26, 2007. The Company’s significant accounting policies did not materially change during the nine months ended April 30, 2007.
Stock-Based Compensation
     Effective August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning August 1, 2006 for all share-based payment awards made to employees and directors. The adoption of SFAS 123R did not affect previously reported periods. Therefore, the Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the nine months ended April 30, 2007, based on awards that it ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 is being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.
     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black-Scholes pricing model.
2. Change in Accounting Principle
     On June 29, 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 (“SFAS 150”) for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”). FSP 150-5 requires the Company to classify its outstanding preferred stock warrants as liabilities on its balance sheet and record adjustments to the value of its preferred stock warrants in its statements of operations to reflect their fair value at each reporting period. The Company previously accounted for such warrants in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).
     The Company adopted FSP 150-5 in the first quarter of fiscal 2006 and recorded the cumulative effect of the change in accounting principle as of August 1, 2005, which resulted in a gain of $66,000, or $0.01 per share. In the three months ended April 30, 2007 and 2006, the Company recorded $5.9 million and $22,000, respectively, of additional expense as other expense, net to reflect the further increase in fair value during the period. In the nine months ended April 30, 2007 and 2006, the Company recorded $9.0 million and $606,000, respectively, of additional expense as other expense, net to reflect the increase in fair value during the period. Subsequent to the IPO and the associated conversion of the Company’s outstanding convertible preferred stock to common stock, the warrants to purchase shares of convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to common stock and additional paid-in-capital, and the warrants are no longer subject to remeasurement.
3. Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock.
     The following outstanding options, common stock subject to repurchase, warrants to purchase and shares of redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	April 30,
	2007	2006
	(In thousands)
Options to purchase common stock	21,695	13,012
Common stock subject to repurchase	1,464	3,502
Redeemable convertible preferred stock	—	45,108
Convertible preferred and common stock warrants	677	677
4. Balance Sheet Components
     The following tables provide details of selected balance sheet items:

	April 30,	July 31,
	2007	2006
	(In thousands)
Accounts Receivable, Net
Trade accounts receivable	$19,193	$13,648
Less: Allowance for doubtful accounts	(534)	(352)

Total	$18,659	$13,296

	April 30,	July 31,
	2007	2006
	(In thousands)
Inventory
Raw materials	$584	$449
Work in process	338	9
Finished goods	8,651	5,635

Total	$9,573	$6,093

	April 30,	July 31,
	2007	2006
	(In thousands)
Accrued Liabilities
Compensation and benefits	$4,064	$2,427
Inventory	1,441	755
Preferred stock warrants	—	941
Other	5,012	3,939

Total	$10,517	$8,062

5. Property and Equipment, Net
     Property and equipment, net consists of the following:

	Estimated	April 30,	July 31,
	Useful Lives	2007	2006
		(In thousands)
Property and Equipment, Net
Computer equipment	2 years	$3,547	$2,093
Computer software	2 years	1,347	830
Machinery and equipment	2 years	3,310	2,562
Furniture and fixtures	5 years	419	223
Leasehold improvements	2-5 years	200	106

		8,823	5,814
Less: Accumulated depreciation and amortization		(5,213)	(3,843)

Total		$3,610	$1,971

     Depreciation and amortization expense totaled approximately $542,000 and $1.4 million in the three and nine months ended April 30, 2007, respectively, and $414,000 and $1.1 million in the three and nine months ended April 30, 2006, respectively.
6. Deferred Revenue
     Deferred revenue consists of the following:

	April 30,	July 31,
	2007	2006
	(In thousands)
Deferred Revenue
Product	$2,324	$1,108
Professional services and support	7,285	3,674
Ratable product and related services and support	3,805	6,855

Total deferred revenue, current	13,414	11,637

Professional services and support, long-term	2,453	1,175
Ratable product and related services and support, long-term	2,862	5,628

Total deferred revenue, long-term	5,315	6,803

Total deferred revenue	$18,729	$18,440

     Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period.
     Deferred ratable product and related services and support revenue consists of revenue on transactions where Vendor Specific Objective Evidence (“VSOE”) of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to five years. Typically, the Company’s sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price the Company charges when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered.
     At April 30, 2007, the Company had $6.7 million in deferred revenue associated with ratable product and professional services and support revenues, of which it expects $1.0 million will be amortized to revenue in the fiscal fourth quarter and $3.5 million, $1.4 million and $800,000 will be amortized to revenue in fiscal 2008, 2009 and 2010, respectively.
7. Income Taxes
     For the three and nine months ended April 30, 2007 and April 30, 2006, the Company generated operating losses. Accordingly, the Company’s tax provision for these periods relates primarily to foreign and state provisions for income tax.
     The Company uses the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. To the extent deferred tax assets cannot be recognized under the preceding criteria, a valuation allowance is established.
     As of the year ended July 31, 2006, the Company had $55.4 million of Federal and $50.3 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2022 and 2013 for Federal and state tax purposes, respectively.
     Based on the available objective evidence, including the fact that the Company has generated losses since inception, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets.
8. Stock Benefit Plans and Common Stock
     In December 2006, in connection with the IPO, the Company’s board of directors approved the 2007 Equity Incentive Plan and the 2007 Employee Stock Purchase plan (“ESPP”).
     As provided by the 2007 Equity Incentive Plan, 3,881,664 shares, representing all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the IPO.
     Additionally, the Company’s 2007 Equity Incentive Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2008, equal to the lesser of:

•	5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.
     A total of 1,000,000 shares have been reserved for issuance under the 2007 Employee Stock Purchase Plan.

     In July 2005, the Company entered into a Stock Issuance Agreement with Microsoft, a customer, pursuant to which the Company agreed to issue Microsoft the number of shares of its common stock determined by dividing up to $3.5 million by the actual per share public offering price in the event of a firmly underwritten initial public offering (“IPO”) or up to $5.0 million of consideration in connection with a change of control occurring prior to an IPO based on the cumulative level of purchases by Microsoft. Accordingly, the amount of consideration was not fixed but rather increased directly with the cumulative level of product purchases. Upon the closing of the IPO, 318,181 shares of the Company’s common stock were issued under the stock issuance agreement. We recognized revenue related to product and support sales to Microsoft of $3.7 million during the quarter ended April 30, 2007, which included amounts in excess of $3.5 million that were previously deferred due to the stock issuance agreement.
Stock Option Plan:
     Prior to the IPO, incentive and nonstatutory stock options were granted at prices not less than 100% and 85%, respectively, of the estimated fair value of the stock at the date of grant. Subsequent to the IPO, incentive and nonstatutory stock options may be granted at prices not less than 100% of the closing price of the stock on the Nasdaq Global Market as of the date of grant. For options granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value of the stock at the date of grant. Options generally vest over a four year period and expire no later than ten years after the date of grant.
Employee Stock Purchase Plan:
     Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a 2 year offering period with purchase dates at the end of each 6-month purchase period. The first offering period under the ESPP commenced in March 2007. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year. The ESPP is compensatory and resulted in compensation expense accounted for under SFAS123R.
Stock Option Activity:
     The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
Balance at July 31, 2006	3,013,607	14,992,764	$1.70

Shares reserved for issuance	9,800,000	—	—
Issuance of share awards	(73,790)	—	—
Options granted	(9,742,000)	9,742,000	5.33
Options exercised	—	(2,301,662)	1.72
Shares repurchased	161,009	—	0.32
Options cancelled	738,200	(738,200)	1.87

Balance at April 30, 2007	3,897,026	21,694,902	$3.32

Options vested as of April 30, 2007		3,062,246	$1.18	$0.94	8.00	$38,261,430
Options vested and expected to vest as of April 30, 2007(1,2)		19,318,022	3.27		9.00	200,867,309
Options exercisable as of April 30, 2007		13,124,444	1.81		8.68	155,712,272

(1)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

(2)	At April 30, 2007, the Company had $30.2 million of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures, related to stock option plans that the Company will recognize over a weighted average period of 3.1 years.

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. During the three and nine months ended April 30, 2007, the aggregate intrinsic value of stock option awards exercised was $2.5 million and $7.9 million, respectively.
Fair Value Disclosures:
     The weighted average fair value per share of options granted in the three and nine months ended April 30, 2007 was $3.60 and $2.53, respectively. The weighted average fair value of employee stock purchase rights granted in the three and nine months ended April 30, 2007 was $3.11 per share.
     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended	Nine Months Ended
	April 30, 2007	April 30, 2007
Employee Stock Options
Risk-free interest rates	4.61%	4.66%
Expected term (in years)	4.30	4.30
Dividend yield	0%	0%
Volatility	48%	53%

Three and Nine Months Ended
April 30, 2007
Employee Stock Purchase Plan
Risk-free interest rates	5.03%
Expected term (in years)	0.4
Dividend yield	0%
Volatility	45%
     The total fair value of options and share awards vested in the nine months ended April 30, 2007 was $4.6 million.
     The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual term of 10 years. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The computation of expected volatility for the three and nine months ended April 30, 2007 was based on the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. As required by SFAS 123R, the Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Shares Subject to Repurchase:
     Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of a voluntary or involuntary termination of employment of the stockholder.

     At April 30, 2007 and July 31, 2006, there were 1,463,743 and 2,245,724 shares, respectively, subject to repurchase under all common stock repurchase agreements. The cash received from the sale of these shares is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. At April 30, 2007 and July 31, 2006, there was $1.9 million and $1.4 million, respectively, recorded in accrued liabilities and other long-term liabilities related to the issuance of these shares.
     The activity of non-vested shares for the nine months ended April 30, 2007 as a result of early exercise of options granted to employees is as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2006	2,245,686
Early exercise of options	1,575,203
Vested	(2,196,137)
Forfeited	(161,009)

Non-vested as of April 30, 2007	1,463,743

Stock-based Expenses:
     Total stock-based compensation in the three months ended April 30, 2007 and 2006 was $4.5 million and $355,000, respectively. Total stock-based compensation in the nine months ended April 30, 2007 and 2006 was $8.0 million and $976,000, respectively. The Company elected not to capitalize stock-based compensation during the three and nine months ended April 30, 2007 due to these amounts being immaterial.
     As a result of adopting SFAS 123R on August 1, 2006, during the three and nine months ended April 30, 2007, the Company’s net loss was $2.2 million and $4.7 million greater, respectively, than if the Company had continued to account for stock-based compensation under APB 25, and its basic and diluted net loss per share for the three and nine months ended April 30, 2007 was higher by $0.06 and $0.22, respectively. The Company recorded no tax benefit related to these options during the nine months ended April 30, 2007, since the Company currently maintains a full valuation allowance on its net deferred tax assets. In future periods, stock-based compensation expense may increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.
     In the three and nine months ended April 30, 2007, the Company modified the terms of 5,209 and 244,126 shares, respectively, underlying certain outstanding options held by certain former employees. As a result of the modification to the terms of these stock awards, the Company recognized additional compensation expense of $36,000 and $451,000 for the three and nine months ended April 30, 2007, respectively.
     During the three and nine months ended April 30, 2007, the Company issued fully vested stock awards of 20,000 and 41,500 shares, respectively, to employees. During the three and nine months ended April 30, 2006, the Company issued fully vested stock awards of 0 and 1,500 shares, respectively, to employees. The estimated fair value of the awards measured on the award date was $160,000 and $210,000 for the three and nine months ended April 30, 2007, respectively, and $0 and $2,000 for the three and nine months ended April 30, 2006, respectively.
     During the three and nine months ended April 30, 2007, the Company issued fully vested stock awards of 6,659 and 32,290 shares, respectively, to consultants. During the three and nine months ended April 30, 2006, the Company issued fully vested stock awards of 4,050 and 16,050 shares, respectively, to consultants. The estimated fair value of the awards measured on the date of the awards was $66,000 and $149,000 for the awards granted during the three and nine months ended April 30, 2007, respectively, and $9,000 and $24,000 for the awards granted during the three and nine months ended April 30, 2006, respectively.
     During the three and nine months ended April 30, 2007, the Company granted fully vested stock options to purchase 0 and 2,000 shares of common stock, respectively, to consultants of the Company at an exercise price of $2.33 per share. During the three and nine months ended April 30, 2006, the Company granted fully vested stock options to purchase 0 and 15,000 shares of common stock, respectively, to a consultant of the Company at an exercise price of $1.00 per share. The estimated fair value of the options measured on the date of grant, using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56% and a risk-free interest rate of 4.84% was $0 and $4,000 for options issued during the three and nine months ended April 30, 2007, respectively. The estimated fair value of the options measured on the date of grant, using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 70% and a risk-free interest rate of 4.10% was $0 and $19,000 for options issued during the three and nine months ended April 30, 2006, respectively. Since the stock options were fully vested, they were expensed in full at the time of grant.
     During the three and nine months ended April 30, 2007, the Company granted stock options to purchase 0 and 10,000 shares, respectively, to consultants in exchange for services. These options vest over a period of up to four years and have an exercise price of $3.63 per share. During the three and nine months ended April 30, 2006, the Company granted stock options for the right to purchase 5,000 shares to consultants in exchange for services. These options vest over a period of up to four years and have an exercise price of $2.65 per share. The Company recognizes stock compensation expense on a straight line basis over the vesting periods of the underlying awards based on an estimate of their fair value using the Black-Scholes option pricing model. The fair value of stock options granted to non-employees is re-measured at each reporting date. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date. The Company recorded stock-based compensation expense related to these awards which continue to vest of $237,000 and $300,000 during the three and nine months ended April 30, 2007, respectively. The Company recorded stock-based compensation expense related to these awards which continue to vest of $79,000 and $263,000 during the three and nine months ended April 30, 2006, respectively.
     In March 2007, the Company contributed 100,000 shares of fully vested common stock to a charitable foundation. The aggregate cash consideration for these shares was $10, and $1.4 million in fair value was recorded within stockholders’ equity and general and administrative expenses during the three months ended April 30, 2007.
Prior to the Adoption of SFAS 123R:
     Prior to August 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”) and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and had adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).
     Had the expenses for the Company’s stock-based compensation plans been determined based on the fair value of the options at the grant date of the awards consistent with the provisions of SFAS 123, our net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	April 30, 2006	April 30, 2006
Net loss, as reported	$(1,525)	$(10,564)
Add: Employee stock-based compensation expense included in reported net loss	274	782
Less: Total employee stock-based compensation expense determined under the fair value method	(703)	(1,577)

Pro forma, net loss	$(1,954)	$(11,359)

Basic and diluted net loss per share
As reported	$(0.13)	$(0.99)
Pro forma	$(0.17)	$(1.06)

     The weighted average fair value per share of options granted in the three and nine months ended April 30, 2006 was $1.26 and $1.17, respectively.
     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006
Employee Stock Options
Risk-free interest rates	4.74%	4.42%
Expected term (in years)	4.00	4.00
Dividend yield	0%	0%
Volatility	70%	70%
     The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding. The computation of expected volatility for the nine months ended April 30, 2006 was based on the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
9. Segment Information and Significant Customers
     The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.
     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

     The following presents total revenue by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(In thousands)
United States	$24,751	$15,718	$57,400	$35,319
Europe, the Middle East and Africa	4,781	2,587	14,457	4,964
Asia Pacific	2,549	1,731	7,293	5,316
Rest of World	2,580	914	6,663	3,006

	$34,661	$20,950	$85,813	$48,605

     In the three months ended April 30, 2007, three customers accounted for 11%, 10% and 10%, respectively, of revenue. In the three months ended April 30, 2006, one customer accounted for 14% of revenue. For the nine months ended April 30, 2007 and April 30, 2006, one customer accounted for 14% and 15% of revenue, respectively. Two customers accounted for 11% and 18%, respectively, of accounts receivable at April 30, 2007. One customer accounted for 22% of accounts receivable at July 31, 2006.
10. Commitments and Contingencies
     Legal Matters
     From time to time, third parties assert claims against the Company arising from the normal course of business activities. There are no claims as of April 30, 2007 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
     Lease Obligations
     The Company leases office space under noncancelable operating leases with various expiration dates through August 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the three months ended April 30, 2007 and 2006 was $358,000 and $227,000, respectively, and $1.2 million and $586,000 for the nine months ended April 30, 2007 and 2006, respectively.
     Future minimum lease payments under noncancelable operating leases, including lease commitments entered into as of April 30, 2007, and payments on equipment loans are as follows:

	Equipment	Operating
	Loans	Leases
	(In thousands)
Year Ending July 31,
Remaining three months of fiscal 2007	$110	$270
2008	—	656
2009	—	464
2010	—	426
2011	—	232
Thereafter	—	12

Total minimum payments	110	$2,060

Less: Amount representing interest	(2)

Present value of minimum loan payments	108
Less: Current portion	(108)

Long-term portion	$—

Warranties
     The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 12-15 months from the date of purchase and the Company warrants that its hardware products will substantially conform to the Company’s published specifications.

     The Company warrants that any media on which its software products are recorded will be free from defects in materials and workmanship under normal use for a period of 90 days from the date the products are delivered to the end customer.
     The warranty reserve is based on historical experience of similar products and to date, the Company has not experienced significant warranty related returns.
     The warranty reserve is included as a component of accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

Warranty
Amount
(in thousands)
Balance as of July 31, 2006	$35
Provision	39
Settlements made	(3)

Balance as of April 30, 2007	$71

     Guarantees and Indemnifications
     The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $5.7 million and $4.6 million in noncancelable purchase commitments with these providers as of April 30, 2007 and July 31, 2006, respectively. The Company expects to sell all products which it has committed to purchase from these providers.
     The Company also indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company has an officer and director insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007 and July 31, 2006.
     In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2007 and July 31, 2006.
11. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact, if any, of adopting this standard on the Company’s financial position, cash flows and results of operations. In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48, which the Company will adopt in the first quarter of fiscal year 2008.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt SFAS 157 effective August 1, 2008. The Company does not believe the adoption of SFAS 157 will have a material effect on its financial position, cash flows or results of operations.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is required to adopt SFAS 159 effective August 1, 2008. The Company does not expect the adoption of this new standard will have a material effect on its financial position, cash flows or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a majority of our future revenues and an increasing proportion of our future product revenues;

•	that international revenues will increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by services revenues to increase;

•	that we expect a modest impact on our gross margins as product revenues from our indirect channel may increase and represent a greater proportion of our future product revenues;

•	that we will hire a significant number of new employees in future periods;

•	that our future research and development, sales and marketing, general and administrative, and stock-based compensation expenses will increase;

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that we will continue to invest significantly in our sales and marketing efforts, which we believe will generate future business;

•	that we will incur significant additional accounting and legal costs related to compliance with SEC rules and regulations, in addition to other public company costs;

•	regarding the amounts of the remaining deferred revenue associated with ratable product and professional services and support revenues that we expect to amortize over future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
          The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.
Overview
     We were founded in 2002 with the intention to develop a new approach to enabling secure enterprise mobility, which we refer to as our Aruba Mobile Edge Architecture. We believed that end-users and IT departments were demanding mobility solutions, but traditional approaches were limited by security, application performance and scalability challenges. Our architecture allows end-users to roam to different locations within an enterprise campus or office building while maintaining secure and consistent access to all of their network resources. Our architecture also enables IT managers to establish and enforce policies that control network access and prioritize application delivery based on an end-user’s organizational role and authorization level. The Aruba Mobile Edge Architecture consists of the ArubaOS operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable mobility controllers, and wired and wireless access points.
     We were incorporated in Delaware in 2002 and are headquartered in Sunnyvale, California. We have offices in North America, Europe, the Middle East and Asia Pacific, and employ staff around the world.
     We began commercial shipments of our products in June 2003. Since that time, our products have been sold to more than 2,400 end customers worldwide, including some of the largest and most complex global organizations.
     In March 2007, we completed our initial public offering, or IPO, of common stock in which we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at an issue price of $11.00 per share. We raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. As of April 30, 2007, $804,000 in offering costs remain unpaid and these costs are expected to be paid in our fourth quarter. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 49,681,883 shares of common stock and 318,181 shares of our common stock were issued to Microsoft in consummation of a stock issuance agreement that we entered into with Microsoft in June 2005. Subsequent to the IPO and the associated conversion of our outstanding convertible preferred stock to common stock, warrants to purchase 677,106 shares of convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to common stock and additional paid-in-capital, and the warrants are no longer subject to remeasurement. Our Certificate of Incorporation, as restated on March 30, 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share. In March 2007, we contributed 100,000 shares of common stock to a charitable foundation. The aggregate cash consideration for these shares was $10, the par value of the common stock, and $1.4 million in fair value was recorded within stockholders’ equity and general and administrative expenses during the three months ended April 30, 2007.
     Our product revenue growth rate will depend significantly on continued growth in the market for enterprise mobility solutions, our ability to continue to attract new customers and our ability to compete against more established companies in the market. Our growth in professional services and support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business.
     We have outsourced the significant majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to Flextronics, our contract manufacturer. Flextronics manufactures our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India.
Revenues, Cost of Revenues and Operating Expenses
     Revenues. We derive our revenues from sales of our controllers, wired and wireless access points, application software modules, and professional services and support. Professional services revenues consist of consulting and training services. Product support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Consulting and training revenues to date have been insignificant.
     Our revenues have grown rapidly since we began commercial shipments of our products in June 2003. Comparisons of our revenues since then are significantly affected by the fact that we only began recognizing product revenues upon delivery using the residual method for transactions in which all other revenue recognition criteria are met, in the three months ended January 31, 2006. As we have not been able to establish VSOE on our prior services and support offerings, all transactions prior to the three months ended January 31, 2006 continue to be recognized ratably over the support period. See “Critical Accounting Policies — Revenue Recognition.”
     Our revenue growth has been driven primarily by an expansion of our customer base to more than 2,400 end customers as of April 30, 2007, coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users.
     We sell our products directly through our sales force and indirectly through VARs, distributors and OEMs. We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future product revenues.
     We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods. For more information about our international revenues, see Note 9 of Notes to Consolidated Financial Statements.
     In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs that sells our products under its own brand name. For the nine months ended April 30, 2007 and April 30, 2006, Alcatel-Lucent accounted for 14% and 15% of our revenues, respectively.
     Cost of Revenues. Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. Cost of professional services and support revenues is primarily comprised of the personnel costs of providing technical support, including personnel costs associated with our internal support organization. In addition, during fiscal 2006, we hired a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.

     Gross Margin. Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers; and

•	growth in our headcount and other related costs incurred in our customer support organization.
     Due to higher discounts given to the indirect channel, our overall gross margins on indirect channel transactions are typically lower than those associated with direct transactions. We expect a modest impact on our gross margins in the future as product revenues from our indirect channel increase as a proportion of our total product revenues.
     Operating Expenses. Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
     We grew from 282 employees at July 31, 2006 to approximately 410 employees at April 30, 2007. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period. Assuming our revenues continue to grow, we expect each of the operating expenses described below will continue to grow in absolute dollars, and each may continue to grow as a percentage of revenues in the near term, as we continue to invest in our sales and marketing and research and development efforts prior to realizing additional revenue from these investments.
     Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position.
     Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
     We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance.
     General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, audit, and Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the Securities and Exchange Commission, as well as additional insurance, investor relations and other costs associated with being a public company.

     Stock-Based Expense. Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment, or SFAS 123R. For the three months ended April 30, 2007 and 2006, we recognized $4.5 million and $355,000, respectively, in stock-based expense. For the nine months ended April 30, 2007 and 2006, we recognized $8.0 million and $976,000, respectively, in stock-based expense.
          Other Income (Expense), net. Other income (expense), net includes interest income on cash balances, interest expense on our outstanding debt and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds. The largest component of other income (expense), net in the three and nine months ended April 30, 2007 and the three and nine months ended April 30, 2006, was the adjustment to record our outstanding preferred stock warrants at fair value. As described below, subsequent to our IPO, we are no longer required to remeasure these warrants to fair value.
Our Relationship with Microsoft
     Our strategic relationship with Microsoft began in June 2005, when Microsoft chose our products for a worldwide deployment, pursuant to which Microsoft has installed our products in various sites in the United States, Asia and Europe. As part of the relationship, we support Microsoft’s Network Access Protection (NAP) architecture for enterprise security and provide interoperability with Microsoft products such as the Internet Authentication Server (IAS) and Network Policy Server (NPS). In addition, we entered into a stock issuance agreement with Microsoft, pursuant to which, upon the closing of our initial public offering, we issued 318,181 shares of our common stock to Microsoft with a value of $3.5 million, based on the initial public offering price. We recognized revenue related to product and support sales to Microsoft of $3.7 million during the quarter ended April 30, 2007, which included amounts in excess of $3.5 million that were previously deferred due to the stock issuance agreement.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, fair value of warrants to purchase convertible preferred stock, inventory valuation, allowances for doubtful accounts and income taxes.
Revenue Recognition
     Our revenues are derived primarily from two sources: (1) product revenue, including hardware and software products, and (2) related professional services and support revenue. Support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically between one year and five years.
     We account for revenues in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related amendments and interpretations, or SOP 97-2, because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements.

     Typically, our sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, we had not been able to establish VSOE of fair value in accordance with SOP 97-2 at the outset of our arrangements. Accordingly, we recognized revenue on our transactions’ entire arrangement fees prior to the second quarter of fiscal 2006 ratably over the support period, as the only undelivered element was typically support.
     Beginning in the second quarter of fiscal 2006, we were able to establish VSOE of fair value at the outset of our arrangements as we established a new support and services pricing policy, with different services and support offerings than were previously sold. We also began selling support services separately from our arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, we began recognizing product revenues upon delivery using the residual method, for transactions where all other revenue recognition criteria were met. As we had not been able to establish VSOE on our prior services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period.
     We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Stock-Based Compensation
     Effective August 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated life of each award. Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, risk free interest rates and expected dividend yield of our common stock to determine the estimated fair value. We determined the amount of stock-based compensation expense in the nine months ended April 30, 2007, based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.
     Had the expenses for our stock-based compensation plans in fiscal 2006 been determined based on the fair value of the options at the grant date of the awards consistent with the provisions of SFAS 123 for the periods set forth below, our net loss would have been increased to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	April 30, 2006	April 30, 2006
Net loss, as reported	$(1,525)	$(10,564)
Add: Employee stock-based compensation expense included in reported net loss	274	782
Less: Total employee stock-based compensation expense determined under the fair value method	(703)	(1,577)

Pro forma, net loss	$(1,954)	$(11,359)

Basic and diluted net loss per share
As reported	$(0.13)	$(0.99)
Pro forma	$(0.17)	$(1.06)
          As a result of adopting SFAS 123R on August 1, 2006, during the three and nine months ended April 30, 2007, our net loss was $2.2 million and $4.7 million greater than if we had continued to account for stock-based compensation under APB 25, and our basic and diluted net loss per share for the three and nine months ended April 30, 2007 was higher by $0.06 and $0.22, respectively.
     The weighted average fair value of options granted in the three and nine months ended April 30, 2007 was $3.60 and $2.53, respectively, based on the provisions of SFAS 123R. The weighted average fair value of options granted in the three and nine months ended April 30, 2006 was $1.26 and $1.17, respectively, based on the provisions of SFAS 123. The weighted average fair value of employee stock purchase rights granted in the three and nine months ended April 30, 2007 was $3.11 per share.
     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:
Employee Stock Options

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Risk-free interest rates	4.61%	4.74%	4.66%	4.42%
Expected term (in years)	4.30	4.00	4.20	4.00
Dividend yield	0%	0%	0%	0%
Volatility	48%	70%	55%	70%
Employee Stock Purchase Plan

Three and Nine Months Ended
April 30, 2007
Risk-free interest rates	5.03%
Expected term (in years)	0.4
Dividend yield	0%
Volatility	45%
     We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the EITF in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete, using the Black-Scholes model.
Fair Value of Warrants to Purchase Convertible Preferred Stock
     On June 29, 2005, the FASB issued Staff Position 150-5, Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5. FSP 150-5 requires us to classify our outstanding preferred stock warrants as liabilities on our balance sheet and record adjustments to the value of our preferred stock warrants in our statement of operations to reflect their fair value at each reporting period. We previously accounted for such warrants in accordance with EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Good or Services, or EITF 96-18.

     We adopted FSP 150-5 in the first quarter of fiscal 2006 and accounted for the cumulative effect of the change in accounting principle as of August 1, 2005. The impact of the change in accounting principle was to record a cumulative gain of $66,000, or $0.01 per share, as of August 1, 2005. In the three months ended April 30, 2007 and 2006, we recorded $5.9 million and $22,000, respectively, of additional expense as other expense, net to reflect the further increase in fair value during the period. In the nine months ended April 30, 2007 and 2006, we recorded $9.0 million and $606,000, respectively, of additional expense as other expense to reflect the further increase in fair value during the period. Upon the closing of our initial public offering, these warrants were converted into warrants to purchase shares of our common stock and, as a result, were no longer subject to FSP 150-5. At that time, the then-current aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ deficit, and we ceased to record any related periodic fair value adjustments.
Inventory Valuation
     Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $299,000 and $1.1 million in the three and nine months ended April 30, 2007, respectively, and $193,000 and $601,000 in the three and nine months ended April 30, 2006, respectively.
Allowances for Doubtful Accounts
     We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $534,000 and $352,000 at April 30, 2007 and July 31, 2006, respectively.
Income Taxes
     We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. To the extent deferred tax assets cannot be recognized under the preceding criteria, a valuation allowance is established.
     Based on the available objective evidence, including the fact that we have generated losses since inception, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against our net deferred tax assets.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Revenues:
Product	85.9%	63.5%	83.4%	54.2%
Professional services and support	11.0	4.6	10.0	2.9
Ratable product and related professional services and support	3.1	31.9	6.6	42.9
Cost of revenues:
Product	25.7	25.2	28.9	21.4
Professional services and support	3.4	3.7	4.0	3.3
Ratable product and related professional services and support	1.1	10.9	2.4	17.8

Gross margin	69.8	60.2	64.7	57.5

Operating expenses:
Research and development	19.9	18.0	20.7	21.4
Sales and marketing	46.8	41.4	45.7	48.5
General and administrative	14.1	7.8	12.7	8.3

Operating margin	(11.0)	(7.0)	(14.4)	(20.7)

Other income (expense), net	(15.6)	0.1	(9.8)	(1.0)

Loss before income tax provision and cumulative effect of change in accounting principle	(26.6)	(6.9)	(24.2)	(21.7)
Income tax provision	0.2	0.4	0.3	0.2
Loss before cumulative effect of change in accounting principle	(26.8)	(7.3)	(24.5)	(21.9)
Cumulative effect of change in accounting principle	—	—	—	0.2

Net loss	(26.8)%	(7.3)%	(24.5)%	(21.7)%

Revenues
     The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(In thousands)
Total revenues	$34,661	$20,950	$85,813	$48,605
Type of revenues:
Product	29,777	13,308	71,545	26,352
Professional services and support revenues	3,816	969	8,593	1,409
Ratable product and related professional services and support	1,068	6,673	5,675	20,844
Revenues by geography:
United States	24,751	15,718	57,400	35,319
Europe, the Middle East and Africa	4,781	2,587	14,457	4,964
Asia Pacific	2,549	1,731	7,293	5,316
Rest of World	2,580	914	6,663	3,006
     Prior to the second quarter of fiscal 2006, we recognized revenue from sales of our products ratably over the term of the support contract with each customer, which is typically one to five years. Beginning in the second quarter of fiscal 2006, when we were able to establish VSOE of fair value, we began recognizing revenue upon shipment of our products, for transactions where all other criteria for revenue recognition were satisfied. Professional services and support revenues primarily represent fees for support contracts and are recognized ratably over the contractual period, which is typically one to five years. Because of the change in the timing of our revenue recognition in the second quarter of fiscal 2006, comparisons of the absolute dollar growth in our revenues on a year-over-year basis for the nine months ended April 30, 2007 are not meaningful.
Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006.
     In the three months ended April 30, 2007, total revenues increased 65% over the three months ended April 30, 2006 due to a $19.3 million increase in product and related professional services and support sales to new and existing customers, partially offset by a $5.6 million decrease in ratable product and related professional services and support revenues. In the nine months ended April 30, 2007, total revenues increased 77% over the nine months ended April 30, 2006 due to a $52.4 million increase in product and related professional services and support sales to new and existing customers, partially offset by a $15.2 million decrease in ratable product and related professional services and support revenues
     The decrease in ratable product and related professional services and support revenues in the three months ended April 30, 2007 compared to the three months ended April 30, 2006 and in the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods. At April 30, 2007, we had $6.7 million in deferred revenue associated with ratable product and professional services and support revenues, of which we expect $1.0 million will be amortized to revenue in our fiscal fourth quarter and $3.5 million, $1.4 million and $800,000 will be amortized to revenue in fiscal 2008, 2009 and 2010, respectively.
     In the three and nine months ended April 30, 2007 and April 30, 2006, we derived more than 75% of our product revenues from indirect channels, which consist of value-added resellers, OEMs and other distributors. We expect to continue to derive a significant majority of our product revenues from indirect channels as a result of our focus on expanding our indirect channel sales, as evidenced by our recently announced partnership with Westcon.

     We generated 28% of our revenues in the three months ended April 30, 2007 from shipments to locations outside the United States, compared to 25% in the three months ended April 30, 2006. In the nine months ended April 30, 2007, we generated 33% of our revenues from shipments to locations outside the United States, compared to 27% in the nine months ended April 30, 2006. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods.
     Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.
Cost of Revenues and Gross Margin
     The following table presents our revenues and cost of revenues, by revenue source, for the periods presented:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total revenues	$34,661	$20,950	$85,813	$48,605
Cost of product	8,921	5,278	24,784	10,428
Cost of professional services and support	1,138	779	3,443	1,584
Cost of ratable product and related professional services and support	397	2,288	2,088	8,668

Total cost of revenues	10,456	8,345	30,315	20,680

Gross profit	$24,205	$12,605	$55,498	$27,925
Gross margin	69.8%	60.2%	64.7%	57.5%
Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006
     The increase in cost of product revenues in the three months ended April 30, 2007 compared to the three months ended April 30, 2006, as well as in the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, was due to increased shipments of our products to customers. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the nine months ended April 30, 2007 and the nine months ended April 30, 2006, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues.
     Cost of professional services and support revenues increased during these periods as we added more technical support headcount domestically and abroad to support our growing customer base. Cost of ratable product and related support and services decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.
     As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.

     Gross margins improved in the three months ended April 30, 2007 compared to the three months ended April 30, 2006, as well as in the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, due to the following factors:
•	an increase in our revenues, which grew at a higher rate than the associated costs primarily as a result of economic efficiencies we were able to gain with Flextronics, our contract manufacturer, and efficiencies gained in our internal manufacturing operation;

•	the recognition in the three months ended April 30, 2007 of revenue from two of our customers, which was recorded at nearly 100% gross margin, as the substantial majority of the cost of revenues associated with this revenue was recognized in prior periods. Primarily as a result of these one-time items, which we do not expect to recur, gross margins were positively impacted by approximately 3% in the three months ended April 30, 2007; and

•	a favorable channel mix with a lower percentage of indirect channel sales. However, we expect indirect channel sales to increase as a proportion of product revenues in the future. This may have a modest adverse impact on gross margins in the future.
Research and Development Expenses

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Research and development expenses	$6,890	$3,760	$17,752	$10,377
Percent of total revenue	19.9%	18.0%	20.7%	21.4%
Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006
     In the three months ended April 30, 2007, research and development expenses increased 83% over the three months ended April 30, 2006, primarily due to an increase of $2.0 million in personnel and related costs as a result of increased headcount, $787,000 in stock-based expense as a result of our adoption of FAS 123R on August 1, 2006 and $181,000 in purchases of design equipment and services. For the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, research and development expenses increased 71% primarily due to an increase of $4.9 million in personnel and related costs, $1.4 million in stock-based expense and $379,000 in purchases of design equipment and services.
Sales and Marketing Expenses

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Sales and marketing expenses	$16,240	$8,664	$39,194	$23,585
Percent of total revenue	46.8%	41.4%	45.7%	48.5%
     Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006

In the three months ended April 30, 2007, sales and marketing expenses increased 87% over the three months ended April 30, 2006, primarily due to an increase of $3.0 million in personnel and related costs as a result of increased headcount, $1.5 million in sales commissions as a result of increased revenues, $1.2 million related to marketing programs, $833,000 in stock-based expense as a result of our adoption of FAS 123R on August 1, 2006 and $485,000 in travel and entertainment expenses. For the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, sales and marketing expenses increased 66% primarily due to an increase of $5.8 million in personnel and related costs as a result of increased headcount, $3.7 million in sales commissions as a result of increased revenues, $2.5 million related to marketing programs, $1.6 million in stock-based expense and $1.1 million in travel and entertainment expenses.
General and Administrative Expenses

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(Dollars in thousands)
General and administrative expenses	$4,889	$1,639	$10,897	$4,029
Percent of total revenue	14.1%	7.8%	12.7%	8.3%
Three Months Ended April 30, 2007 Compared to the Three Months ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006
     In the three months ended April 30, 2007, general and administrative expenses increased 198% over the three months ended April 30, 2006, primarily due to an increase of $2.4 million in stock-based expense as a result of our adoption of FAS 123R on August 1, 2006, $647,000 in personnel and related costs as a result of increased headcount, and $122,000 in professional fees associated with legal and audit services. For the nine months ended April 30, 2007 compared to the nine months ended April 30, 2006, general and administrative expenses increased 171% primarily due to an increase of $3.8 million in stock-based expense, $2.0 million in personnel and related costs as a result of increased headcount, and $751,000 in professional fees associated with legal and audit services.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income, interest expense, expense for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
	(In thousands)
Other income (expense), net:
Interest income	$567	$145	$876	$451
Interest expense	(22)	(78)	(85)	(254)
Other income (expense), net	(5,935)	(52)	(9,185)	(673)

Total other income (expense), net	$(5,390)	$15	$(8,394)	$(476)

Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006 and the Nine Months Ended April 30, 2007 Compared to the Nine Months Ended April 30, 2006
     In the three months ended April 30, 2007 compared to the three months ended April 30, 2006, other expense, net increased primarily due to an increase in warrant expense of $5.9 million resulting from FSP 150-5, which requires us to classify our preferred stock warrants as liabilities and adjust the carrying value to fair value each period, partially offset by an increase of $422,000 in interest income due to rising average cash balances. For the nine months ended April 30, 2007, other expense, net increased compared to the nine months ended April 30, 2006, primarily due to an increase of $8.4 million in non-cash warrant expense, partially offset by an increase of $425,000 in interest income due to rising average cash balances.

Liquidity and Capital Resources

	As of April 30,	As of July 31,
	2007	2006
	(In thousands)
Working capital (deficit)	$110,775	$(10,472)
Cash and cash equivalents	109,726	9,263

	Nine Months Ended
	April 30,
	2007	2006
	(In thousands)
Cash used in operating activities	$(4,826)	$(9,963)
Cash used in investing activities	(3,028)	(789)
Cash provided by financing activities	108,258	19,472
     Since our inception in February 2002 through our initial public offering in March 2007, we funded our operations primarily with proceeds from issuances of redeemable convertible preferred stock, which provided us with aggregate net proceeds of $87.8 million. We also funded purchases of equipment with various equipment loans.
     In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. As of April 30, 2007, $804,000 in offering costs remain unpaid and those costs are expected to be paid in our fourth quarter.
     Most of our sales contracts are denominated in United States dollars and as such, the increase in our revenues derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has been immaterial.
Cash Flows from Operating Activities
     We have experienced negative cash flows from operations as we have continued to expand our business and build our infrastructure domestically and internationally. Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. To a lesser extent, the start up costs associated with international expansion have also negatively affected our cash flows from operations. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, rent payments and technology costs.
     Cash used in operating activities decreased in the nine months ended April 30, 2007, compared to the nine months ended April 30, 2006 due to increases in non-cash activities, such as stock-based compensation and the increase in fair value of our warrants, and increases in other current and noncurrent liabilities, offset by increases in accounts receivable and inventory.
Cash Flows from Investing Activities
     Cash used in investing activities increased in the nine months ended April 30, 2007, compared to the nine months ended April 30, 2006 due to increased capital expenditures. Capital expenditures in the nine months ended April 30, 2007 were primarily related to increased engineering lab equipment expenditures and increased computer equipment for new employees.

Cash Flows from Financing Activities
     Prior to our IPO in March 2007, we had financed our operations primarily with net proceeds from private sales of redeemable convertible preferred stock totaling $87.8 million.
     In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. As of April 30, 2007, $804,000 in offering costs remain unpaid and these costs are expected to be paid in our fourth quarter.
     Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we have no current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
     The following is a summary of our contractual obligations as of April 30, 2007:

	Year Ending July 31,
		Remaining
		Three					More
		Months					Than
	Total	of 2007	2008	2009	2010	2011	5 Years
	(In thousands)
Balance Sheet Contractual Obligations
Principal payments on equipment loans	$108	$108	$—	$—	$—	$—	$—
Other Contractual Obligations
Operating leases	2,060	270	656	464	426	232	12
Non-cancellable inventory purchase commitments(1)	5,678	5,678	—	—	—	—	—

Total contractual obligations	$7,846	$6,056	$656	$464	$426	$232	$12

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
Off-Balance Sheet Arrangements
     At April 30, 2007 and July 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Pronouncements
     See Note 11 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
     Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not materially subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound, Euro and Japanese Yen. We have not entered into any hedging contracts because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.
Interest Rate Sensitivity
     We had unrestricted cash and cash equivalents totaling $109.7 million and $9.3 million at April 30, 2007 and July 31, 2006, respectively. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls and procedures
     Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending July 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending July 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of July 31, 2008.
     (b) Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are not a party to any material legal proceedings. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
We compete in new and rapidly evolving markets and have a limited operating history, which makes it difficult to predict our future operating results.
     We were incorporated in February 2002 and began commercial shipments of our products in June 2003. As a result of our limited operating history, it is very difficult to forecast our future operating results. In addition, we operate in an industry characterized by rapid technological change. You should consider and evaluate our prospects in light of the risks and uncertainties frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.
     In addition, our products are designed to be compatible with industry standards for secure communications over wireless and wireline networks. As we encounter changing standards, customer requirements and competitive pressures, we likely will be required to reposition our product and service offerings and introduce new products and services. We may not be successful in doing so in a timely and appropriately responsive manner, or at all. Our failure to address these risks and difficulties successfully could materially harm our business and operating results.
Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations.
     Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. In addition, beginning in the second quarter of fiscal 2006, we established VSOE and began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, in particular, the absolute dollar growth in our revenues on a year-over-year basis, as an indication of our future performance.
     Furthermore, our product revenues generally reflect orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may substantially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels.
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of software revenue recognition rules;

•	the regulatory environment for the certification and sale of our products;

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth; and

•	general economic conditions in our domestic and international markets.
     Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
     We have a history of losses and have not achieved profitability on a quarterly or annual basis, and we anticipate that we will incur net losses for at least the next several quarters. We experienced net losses of $21.0 million for the nine months ended April 30, 2007 and $32.6 million for the fiscal year ended July 31, 2006. As of April 30, 2007, our accumulated deficit was $97.7 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
     The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages three to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

We depend upon the development of new products and enhancements to our existing products. If we fail to predict and respond to emerging technological trends and our customers’ changing needs, we may not be able to remain competitive.
     We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs. For example, we anticipate a need to continue to increase the mobility of our solution. If we fail to do so, our business could be adversely affected, especially if our competitors are able to introduce solutions with such increased functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.
     We are active in the research and development of new products and technologies and enhancing our current products. However, research and development in the enterprise mobility industry is complex and filled with uncertainty. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of products that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share. In addition, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, which may result in lost market opportunities. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. There could be a material adverse effect on our business, operating results, financial condition and market share due to such delays or deficiencies in the development, manufacturing and delivery of new products.
     Once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margins. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. In addition, customers may delay purchases of existing products until the new or improved versions of those products are available.
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
     Our business depends on the overall demand for information technology, or IT, and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at current levels. However, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. If interest rates rise, overall demand could be further dampened and related IT spending may be reduced.
The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates and market share.
     The market in which we compete is a highly competitive industry that is influenced by the following competitive factors:
•	comprehensiveness of the solution;

•	total cost of ownership;

•	performance of software and hardware products;

•	ability to deploy easily into existing networks;

•	interoperability with other devices;

•	scalability of solution;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	ability to allow centralized management of products; and

•	ability to obtain regulatory and other industry certifications.
     We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth.
     A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems, primarily through its Wireless Networking Business Unit, and Symbol Technologies (which was acquired by Motorola in January 2007), as well as smaller private companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.
     We expect increased competition from other established and emerging companies if our market continues to develop and expand. For example, our channel partners could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and, consequently, customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.
As a result of the fact that we outsource the manufacturing of our products to Flextronics, we do not have the ability to ensure quality control over the manufacturing process. Furthermore, if there are significant changes in the financial or business condition of Flextronics, our ability to supply quality products to our customers may be disrupted.
     As a result of the fact that we outsource the manufacturing of our products to Flextronics, we are subject to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products. Quality or performance failures of our products or changes in Flextronics’s financial or business condition could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenues and financial condition.
     Our orders with Flextronics represent a relatively small percentage of the overall orders received by Flextronics from its customers. As a result, fulfilling our orders may not be considered a priority in the event Flextronics is constrained in its ability to fulfill all of its customer obligations in a timely manner. We provide demand forecasts to Flextronics. If we overestimate our requirements, Flextronics may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, Flextronics may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to Flextronics in order for manufacturing to be completed and shipments to be made on a timely basis.
     If Flextronics suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.
Our contract manufacturer, Flextronics, purchases some components, subassemblies and products from a single supplier or a limited number of suppliers, and with respect to some of these suppliers, we have entered into license agreements that allow us to use their components in our products. The loss of any of these suppliers or the termination of any of these license agreements may cause us to incur additional set-up costs, result in delays in manufacturing and delivering our products, or cause us to carry excess or obsolete inventory.
     Shortages in components that we use in our products are possible, and our ability to predict the availability of such components may be limited. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our equipment and certain subassemblies and products. We rely on Flextronics to obtain the components, subassemblies and products necessary for the manufacture of our products, including those components, subassemblies and products that are only available from a single supplier or a limited number of suppliers.
     For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Communications, Inc., and all of our mobility controllers incorporate components from Broadcom Corporation. We have entered into license agreements with both Atheros and Broadcom, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros provides for an initial term expiring in November 2008, which will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. While there are other sources for these components, in the event that Flextronics was unable to obtain these components from Atheros or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from either Atheros or Broadcom.
     In addition, for certain components, subassemblies and products for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little inventory of our product components, and we and Flextronics rely on our suppliers to deliver necessary components in a timely manner. We and Flextronics rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we or Flextronics may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.
We sell a majority of our products through VARs, distributors and OEMs. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or if they exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues.

     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VARs, distributors and OEMs, which we refer to as our indirect channel. For the three and nine months ended April 30, 2007 and April 30, 2006, more than 75% of our product revenues were derived from sales through our indirect channel, and we expect indirect channel sales to increase as a percentage of our total revenues. Accordingly, our revenues depend in large part on the effective performance of these channel partners, including our largest channel partner, Alcatel-Lucent. For the nine months ended April 30, 2007 and April 30, 2006, Alcatel-Lucent accounted for 14% and 15% of our total revenues, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VARs, distributors and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.
     Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, or abide by our inventory and credit requirements. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our channel partners receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent sales to such channel partners increase.
     Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our VARs, distributors or OEMs, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contract on short notice. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to focus primarily on the sale of our products or offer our products at all. Our failure to establish and maintain successful relationships with third-party distribution sources would likely materially adversely affect our business, operating results and financial condition.
     We recently announced a strategic distribution agreement with Westcon Group, Inc., pursuant to which Westcon will market and distribute our products.
Our international sales and operations subject us to additional risks that may adversely affect our operating results.
     We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:
•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk; and

•	reduced protection for intellectual property rights in some countries.
     As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. Our failure to manage any of these risks successfully could harm our international operations and reduce our international sales, adversely affecting our business, operating results and financial condition.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
     We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the United States and similar laws in other countries. There can be no assurance that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the United States. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or design around our proprietary rights. In each case, our ability to compete could be significantly impaired. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and there can be no assurance that we will be successful in such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Claims by others that we infringe their proprietary technology could harm our business.
     Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any of these events could seriously harm our business, operating results and financial condition.
If we fail to effectively integrate our new officers into our organization, our business could be harmed.
     Many of our current officers have recently joined us. As a result, our executive team has not worked together as a group for a significant period of time. Our future performance will depend in part on our ability to successfully integrate our newly hired executive officers into our management team and develop an effective working relationship among senior management. If we fail to integrate these individuals and create effective working relationships among them and other members of management, our business, operating results and financial condition could be adversely affected.

If we lose members of our senior management or are unable to recruit and retain key employees on a cost-effective basis, we may not be able to successfully grow our business.
     Our success is substantially dependent upon the performance of our senior management. All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. For example, unless and until we hire a Vice President of Worldwide Sales, our Chief Executive Officer will fill this role in addition to his other responsibilities. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense. We may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, such employees could have a material adverse effect on our business.
If we fail to manage future growth effectively, our business would be harmed.
     We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. We intend to increase our market penetration and extend our geographic reach by expanding our network of channel partners by adding additional sales personnel who will be dedicated to supporting this growing channel footprint. We also plan to increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.
     Once our products are deployed within our end customers’ networks, they depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our end customers in deploying our products, succeed in helping our end customers quickly resolve post-deployment issues, or provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges including those associated with delivering support, training and documentation in languages other than English. As a result, our failure, or the failure of our channel partners, to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.
Enterprises are increasingly concerned with the security of their data, and to the extent they elect to encrypt data between the end-user and the server, our products will become less effective.
     Our products depend on the ability to identify applications. Our products currently do not identify applications if the data is encrypted as it passes through our Mobility Controllers. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our Mobility Controllers. If more organizations elect to encrypt their data transmissions from the end-user to the server, our products will offer limited benefits unless we have been successful in incorporating additional functionality into our products that address those encrypted transmissions. At the same time, if our products do not provide the level of network security expected by our customers, our reputation and brand would be damaged, and we would expect to experience decreased sales. Our failure to provide such additional functionality and expected level of network security could adversely affect our business, operating results and financial condition.
Enterprises may have slow WAN connections between some of their locations that may cause our products to become less effective.
     Our Mobility Controllers and Mobility Management System were initially designed to function at LAN-like speeds in an office building or campus environment. In order to function appropriately, our Mobility Controllers synchronize with each other over network links. The ability of our products to synchronize may be limited by slow or congested data-links, including DSL and dial-up. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.
Our products are highly technical and may contain undetected hardware errors or software bugs, which could cause harm to our reputation and adversely affect our business.
     Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. For example, a software bug was identified in January 2007 that affected certain versions of the Aruba Mobility Controller, in response to which we alerted our customers and released a patch to address the issue. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

Our use of open source software could impose limitations on our ability to commercialize our products.
     We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In such event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
We rely on the availability of third-party licenses.
     Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
New safety regulations or changes in existing safety regulations related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.
     Radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union, or the EU, have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards.
     If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and our results of operations.
     In addition, our wireless communication products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome and could have a material adverse effect on our business, results of operations and future sales.
Compliance with environmental matters and worker health and safety laws could be costly, and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.
     Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our products are subject to various federal, state, local and international laws governing chemical substances in electronic products. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.
     In January 2003, the EU issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive requires producers of electrical goods to pay for specified collection, recycling, treatment and disposal of past and future covered products. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with the directive, the “WEEE Legislation”), and certain producers are financially responsible under the WEEE Legislation beginning in August 2005. The EU has issued another directive that requires electrical and electronic equipment placed on the EU market after July 1, 2006 to be free of lead, mercury, cadmium, hexavalent chromium (above a threshold limit) and brominated flame retardants. EU governments were required to enact and implement legislation that complies with this directive by August 13, 2004 (such legislation together with this directive, the “RoHS Legislation”). If we do not comply with these directives or related legislation, we may suffer a loss of revenues, be unable to sell our products in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Similar legislation could be enacted in other jurisdictions, including in the United States. Costs to comply with the WEEE Legislation, RoHS Legislation and/or similar future legislation, if applicable, could include costs associated with modifying our products, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We have recorded and may also be required to record additional expenses for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws will not have a material adverse effect on our results of operation, expenses and financial condition.
We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.
     Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.
     In the future we may acquire other businesses, products or technologies. We have not made any acquisitions to date, and, as a result, our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
     Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in China, where our contract manufacturer, Flextronics, is located, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of our Common Stock
Our stock price may be volatile.
     The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Future sales of shares by existing stockholders could cause our stock price to decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up that most of our stockholders entered into at the time of our IPO lapses, the trading price of our common stock could decline.
Insiders have substantial control over us and will be able to influence corporate matters.
     As of April 30, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 50% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
Provisions in our charter documents, Delaware law and our OEM supply agreement with Alcatel-Lucent could discourage a takeover that stockholders may consider favorable.
     Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:
•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
     As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.
     In addition, our OEM supply agreement with Alcatel-Lucent provides that, in the event of a change of control that would cause Alcatel-Lucent to purchase our products from an entity that is an Alcatel-Lucent competitor, we must, without additional consideration, (1) provide Alcatel-Lucent with any information required by Alcatel-Lucent to make, test and support the products that we distribute through our OEM relationship with Alcatel-Lucent, including all hardware designs and software source code, and (2) otherwise cooperate with Alcatel-Lucent to transition the manufacturing, testing and support of these products to Alcatel-Lucent. We are also obligated to promptly inform Alcatel-Lucent if and when we receive an inquiry concerning a bona fide proposal or offer to effect a change of control and will not enter into negotiations concerning a change of control without such prior notice to Alcatel-Lucent. Each of these provisions could delay or result in a discount to the proceeds our stockholders would otherwise receive upon a change of control or could discourage a third party from making a change of control offer.
We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.
     The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. In particular, for the fiscal year ending on July 31, 2008, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm that must be performed for the fiscal year ending on July 31, 2008, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. We will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the Nasdaq Stock Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
     Upon the closing of our IPO on March 30, 2007, we issued 318,181 shares of our common stock to Microsoft Corporation in consummation of a stock issuance agreement that we entered into with Microsoft in June 2005. We received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. Microsoft Corporation agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to Microsoft Corporation. We believe that Microsoft received adequate information about the company or had access, through its relationship with the company, to such information.
     On March 27, 2007, we contributed 100,000 shares of our common stock to a charitable foundation. Other than the payment of the par value of the shares by the charitable foundation, which was $10, we received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. The charitable foundation agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the charitable foundation.
     During the quarter ended April 30, 2007, we issued an aggregate of 175,175 shares of common stock that were not registered under the Securities Act of 1933 to our employees and directors pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $219,000. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933. The recipients of these shares of common stock represented their intentions to acquire the shares for investment only and not with a view to or for sale in connection with any distribution, and appropriate legends were affixed to the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.
(b) Use of Proceeds from Public Offering of Common Stock
     On March 26, 2007, our registration statement (No. 333-139419) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 9,200,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $11.00 per share. The offering, which closed on March 30, 2007, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers Inc, J.P. Morgan Securities Inc. and RBC Capital Markets Corporation.
     As a result of the offering, we received net proceeds of approximately $91.8 million, after deducting underwriting discounts and commissions of $7.1 million and additional offering-related expenses of approximately $2.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
     Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We currently plan to use the net proceeds received by us from the offering for working capital and general corporate purposes, including further expansion of our sales and support functions for both direct and indirect sales channels. Specifically, we plan to hire additional personnel and anticipate incurring additional facilities costs associated with such increased sales headcount. We also expect to increase investments in research and development by hiring additional engineers. In addition, we may use a portion of the proceeds of this offering for acquisitions of complementary businesses, technologies or other assets. We have no current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
		Average	Shares Purchased	of Shares that May
	Total Number	Price	as Part of Publicly	Yet Be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
	Purchased (1)	Share	or Programs	Programs
February 1 – February 28, 2007	—	$—	—	—
March 1 – March 31, 2007	23,958	0.54	—	—
April 1 – April 30, 2007	—	—	—	—

Total	—	$0.54	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On March 2, 2007, we distributed a written consent to our stockholders requesting approval of the following matters in connection with our IPO: (1) the amendment of our Restated Certificate of Incorporation that was in effect prior to our initial public offering to increase our authorized capital stock, (2) the amendment and restatement of our Restated Certificate of Incorporation to implement certain corporate governance requirements and increases to our authorized capital stock that was to become (and later became) effective prior to the closing of our initial public offering, (3) the amendment and restatement of our Bylaws to provide certain changes consistent with our becoming a public company that was to become (and later became) effective prior to the closing of our initial public offering, (4) the adoption of our 2007 Equity Incentive Plan, (5) the adoption of our Employee Stock Purchase Plan, and (6) the adoption of our form of indemnification agreement. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. Written consents from stockholders holding an aggregate of 61,137,530 shares of our capital stock voting in favor of these matters were received by us and written consents were not received by us from stockholders holding an aggregate of 5,859,571 shares of our capital stock entitled to vote on such matters.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 8, 2007

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: June 8, 2007

ARUBA NETWORKS, INC.

By:	/s/ Steffan Tomlinson
Steffan Tomlinson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 5, 2007)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.