Form 10-K
period 2007-07-31
ARUBA NETWORKS, INC.
filed 2007-10-12
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended July 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number: 001-33347
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0579097 (I.R.S. Employer Identification No.)

1322 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.0001
Securities registered pursuant to 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of January 31, 2007, the last business day of our most recently completed second fiscal quarter, our common stock was not listed on any exchange or over-the-counter market. Our common stock began trading on the Nasdaq Global Market on March 27, 2007. At July 31, 2007, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Market on July 31, 2007) was approximately $569,830,883. Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of January 31, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s Common Stock, $0.0001 par value, was 78,959,223 shares as of September 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that we will continue to expand our product offerings and solution capabilities and plan to dedicate significant resources to these continued research and development efforts;

•	that revenues from our indirect channels will continue to constitute a majority of our future revenues and may represent an increasing proportion of our future product revenues;

•	that international revenues may increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by services revenues to increase;

•	that we expect a modest impact on our gross margins if our product mix continues to change and product revenues from our indirect channel increases and represents a greater proportion of our future product revenues;

•	that we will hire a significant number of new employees in future periods;

•	that we will continue to invest significantly in research and development, sales and marketing, and general and administrative, and incur expenses relating thereto,

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that we will continue to invest significantly in our sales and marketing efforts, which we believe will generate future business;

•	that we will incur significant additional accounting and legal costs related to compliance with SEC rules and regulations, in addition to other public company costs;

•	regarding the amounts of the remaining deferred revenue associated with ratable product and professional services and support revenues that we expect to amortize over future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations; and

•	regarding the potential benefits to be obtained from integrating acquired products into our existing product line.

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report, and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS

Overview

We securely deliver the enterprise network to users, wherever they work or roam, by providing user-centric networks that expand the reach of traditional port-centric networks. User-centric networks integrate adaptive wireless local area networks (WLANs), application continuity services, and identity-based security into a cohesive, high-performance system that can be deployed as an overlay to existing enterprise networks. Adaptive WLANs deliver high-performance, follow-me connectivity so users are always connected. Application continuity services enable follow-me applications that can be seamlessly accessed across WLAN and cellular networks. Identity-based security associates access policies with users, not ports, to enable follow-me security that is enforced regardless of access method or location.

The products we license and sell include the ArubaOS modular operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.

We were founded in February 2002 and are headquartered in Sunnyvale, California.

On July 20, 2007, we acquired Network Chemistry’s line of RFProtect and BlueScanner wireless security products. Network Chemistry, a privately-held company, provides solutions for automated wireless vulnerability management. The acquisition of Network Chemistry’s line of wireless security products enhances our existing offerings in the wired and wireless security space. We plan to integrate the acquired RFProtect suite of solutions into our secure mobility solutions. The combined solutions will ultimately provide a comprehensive wireless security system solution for our wireless networking customers.

Industry Background

End-users are increasingly mobile and are dependent on having access to their enterprise network in order to perform their jobs effectively regardless of their location. In addition, they are becoming increasingly accustomed to the conveniences of personalized mobile computing and communications through the frequent use of devices such as mobile phones and laptop computers, and are demanding a similar mobile experience with regard to enterprise resources. At the same time, enterprises are deploying wireless networks to maintain their competitiveness, increase productivity and improve resource management. New applications are being introduced that are based on enterprise mobility solutions. These applications include enterprise fixed mobile convergence, or FMC, which provides seamless handoff of voice calls between cellular and enterprise VoIP networks, and location-based services such as asset tracking and inventory management. Enterprise mobility solutions today can reduce IT support costs relative to fixed networks in areas such as facilities adds, moves, and changes. Further, all-wireless buildings can potentially significantly reduce the cost of installing new network infrastructure such as cabling, LAN switches, and appliances and blade-based switches that separately manage security and application delivery.

Enterprises that desire to deliver secure enterprise mobility solutions must address the following challenges:

•	Integrating security and mobility — Security remains one of the largest hurdles to be solved before an enterprise accepts the widespread deployment of mobility solutions. Radio airwaves cannot be confined within a building’s walls, and this presents a challenge to traditional physical security models that were designed for wired networks. Network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and application delivery policies for mobile users using an open medium. Finally, unauthorized rogue access points deployed by employees can circumvent network security and must be detected and prevented;

•	Delivering applications in a mobile environment — Many applications are designed for delivery over a fixed network and may perform sub-optimally in a mobile environment. Enterprise mobility solutions must ensure application persistence for mission-critical data, as well as for latency-sensitive voice and video applications. Enabling a network to recognize and adapt to an application — so-called application awareness — allows more effective delivery of data, voice and video by prioritizing traffic on a per-user basis;

•	System integration — Enterprise mobility solutions require more than basic wireless access. Security, application, network, and radio frequency (RF) management services are required for comprehensive enterprise mobility and are implemented in separate elements in most existing networks. This increases the complexity of deployment and integration, limits scalability, and requires expensive upgrades to the existing infrastructure;

•	Scalability and management — Enterprise mobility solutions need to cost-effectively scale to support large numbers of concurrent users. Centralized management and control enables enterprise IT departments to reduce personnel and other support costs associated with enterprise mobility solutions; and

•	Support for emerging mobile applications — Enterprise mobility solutions need to be highly flexible and adaptable to support emerging mobile applications, such as enterprise FMC and location-based services, without degrading the performance of, or causing significant disruption to, existing operations.

Our User-Centric Networks

We believe that our user-centric networks are fundamentally different from alternative enterprise mobility solutions. In traditional enterprise networks, users are connected to the network via physical ports using cables. In such port-centric architectures, network access policies and application delivery priorities are defined for ports, assuming a static association of a user to a port. To enable user mobility, enterprises typically either have opened access to these fixed ports so any user can connect from any port, or have deployed WLANs, each of which reduces network security and application performance. Enterprises also commonly deploy VPNs to secure mobile access, which increases cost and complexity while often degrading the user experience and application performance. None of these alternatives addresses the fundamental challenge of creating and applying user-based network access control and application delivery policies and priorities consistently across wireless and wireline networks at local and remote locations.

Our user-centric networks allow users to roam across the enterprise and to remote locations that have an Internet connection, while maintaining secure, high-performance access to network applications. Using our architecture, IT departments can manage network access, and enforce the policies governing application delivery and security, from a single integrated point-of-control. Our user-centric networks deliver the following benefits:

•	Follow-Me Connectivity — Our adaptive WLANs ensure that users always have high performance wireless connections even in dense deployments, and noisy RF environments. Our adaptive WLANs support 802.11n and 802.11a/b/g, scale for campus applications while remaining cost-effective for branch deployments, can be used both indoors and outdoors, and support secure enterprise mesh for completely wireless networking;

•	Follow-Me Security — Our identity-based security integrates user-based security and mobility in a single solution, enabling users to securely roam across an extended enterprise network including the headquarters or main campus, remote office locations, hotels, and home offices. End-users at any of these locations experience the same login procedure and network access rights, while IT departments are assured that security and application delivery policies are consistently applied to all users. Our networks provide these benefits without requiring IT departments to deploy additional services such as VPNs or access control firewalls;

•	Follow-Me Applications — Our application continuity ensures a consistent user experience wherever a user connects or roams within the extended enterprise network. Most existing enterprise applications are designed for delivery in a fixed port-centric network in which dedicated bandwidth is typically provided to each user. The performance of these applications often degrades in most mobile environments in which bandwidth is shared among a group of users. Our user-centric network is application-aware, and the network dynamically adjusts to improve the performance of applications delivered in a mobile enterprise environment. IT managers can use our architecture to implement policies that prioritize and optimize data, voice and video services based on the specific user and/or the application being delivered;

•	Ease of deployment and integration — Traditional approaches to enterprise mobility require a number of changes to the underlying network infrastructure. We have designed our architecture as a non-disruptive overlay to existing enterprise networks, allowing quick deployment and preserving existing infrastructure investments. In addition, we have integrated all of the disparate elements of enterprise mobility — security, application, network and RF management services — into a single architecture, making it easy for IT departments to deploy our solution together with existing networks and security infrastructure;

•	Cost-effective scalability — We believe our architecture provides industry leading scalability, designed to support up to 100,000 concurrent users from a single centralized point of control. In addition, our integrated solution reduces the amount and type of equipment required to enable mobility within a given location. As a result, our architecture enhances management efficiency and reduces equipment and personnel costs, allowing enterprise IT managers to scale enterprise mobility solutions in a cost-effective manner; and

•	Flexible platform for emerging mobile applications — Our mobility solution architecture combines the flexibility of modular software with high performance, programmable hardware. This combination enables us to rapidly introduce new applications, such as integrating wireless LANs and enterprise FMC, and location-based services to track users and assets.

Our Strategy

Our goal is to establish our solution as the standard approach to enabling secure mobility for global education, enterprise, finance, government, healthcare, hospitality, and retail applications. We believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Drive adoption across the enterprise — Most enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our strategy is to drive further penetration and deployment of our solutions to extended enterprise locations, across corporate, government or educational campuses, as well as branch and home offices. We intend to do so by emphasizing the scalability and cost-efficiency of our approach. We also expect to achieve greater penetration into enterprises by deploying business-continuity solutions that provide network access from remote locations, and by supporting new mobile devices, such as dual-mode handsets, as these devices are increasingly being adopted by enterprise users.

•	Maintain and extend our software offerings — We believe that our software technology is a key competitive differentiator. We intend to continue enhancing our ArubaOS operating system and centralized mobility management system to maintain our position as a technology innovator. We are also developing additional software modules to extend the functionality and performance of our ArubaOS operating system. These new modules include Mobile VoIP and location-based services, as well as additional security modules.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through our network of channel partners. In late 2007 we partnered with three leading value-added distributors as part of a program to increase our reach into value-added resellers. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to Flextronics, an overseas contract manufacturer, and have established our own offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations and by establishing additional offshore capabilities for certain general and administrative functions; and

•	Expand our base of technology partners — The enterprise mobility market is a complex value chain that includes security solutions, management tools, connectivity devices, and mobility applications. We will continue to work with technology companies that are developing leading-edge solutions in these areas to enhance the functionality and drive adoption of our user-centric networks within the markets we serve.

Products

Our user-centric network architecture integrates our ArubaOS operating system, a number of optional value-add software modules, a centralized mobility management system, a series of high-performance programmable Mobility

Controllers, and a line of wired and wireless access points. Our products are typically deployed as an overlay on top of legacy port-centric networks, minimizing the need to replace or reconfigure existing IT equipment.

ArubaOS

ArubaOS is a modular and flexible operating system that forms the core of our user-centric network architecture. Installed on our Mobility Controllers, the ArubaOS brings together network, security, application and RF management services to give network managers a centralized point-of-control over the access points, mobile users and mobile devices. ArubaOS enables the hardware capabilities found in our Mobility Controllers, including high-speed authentication, scalable encryption and decryption, and dedicated packet processing. The functionality of ArubaOS can be further extended using a number of additional licensed software modules.

Additional Software Modules for ArubaOS

To extend the base capabilities of ArubaOS, we offer a number of licensed software modules for ArubaOS. These software modules unlock additional functionality of ArubaOS, including:

•	Policy enforcement firewall — delivers user and group policy enforcement. Policies can be centrally defined and enforced on a per-user or per-group basis, following users as they move throughout the enterprise network;

•	Wireless intrusion protection — identifies and protects against malicious attacks on wireless networks, as well as vulnerabilities caused by unauthorized access points and client devices;

•	Remote AP — extends the enterprise network to small branch offices and home offices that have a wired Internet connection. Remote AP software, coupled with any Aruba access point, allows seamless connectivity at home or other remote locations;

•	VPN server — extends the mobile enterprise network to large branch offices and individual users over the public Internet, eliminating the need for separate external VPN equipment;

•	External services interface — delivers a set of control and management interfaces to seamlessly integrate third-party network devices, incremental software modules, and services into user-centric networks;

•	Wireless Mesh— lets any Aruba access point connect wirelessly to other Aruba access points to provide LAN-to-LAN bridging, outdoor coverage without wires, or wireless offices or workspaces, and

•	xSec — provides wired and wireless Federal Information Processing Standard (FIPS) 140-2 validated encryption technology designed for high-security networks.

Aruba Mobility Management System

The Aruba Mobility Management System, or MMS, reduces total cost of ownership by reducing the need for additional personnel to manage our solution. The MMS automatically discovers, monitors, and manages hundreds of Mobility Controllers and thousands of access points and users simultaneously from a single console. It complements the centralized management capabilities built into our mobility controllers, and provides a single reference point to track users and client devices, identify rogue devices, plan new deployments, enable rapid troubleshooting of client issues, and visualize RF coverage patterns across the entire network. MMS software can be deployed on any PC platform or as part of an Aruba Mobility Controller.

Aruba Mobility Controllers

Our high-performance Mobility Controllers are purpose-built to run ArubaOS and its associated software modules, and can scale to meet the needs of large networks and handle the high throughput needs of emerging 802.11n wireless networks. All Mobility Controllers share a common hardware architecture that includes a dedicated control processor, a high-performance programmable network processor unit, and a unique programmable encryption engine. Mobility Controllers aggregate network traffic from access points, process it using our software controls, and deliver it to the network.

Our line of Mobility Controllers includes multiple models, sized and priced to support the varying requirements of different sizes of mobile enterprise networks, from small offices and retail stores to branch and regional offices to large campuses and corporate headquarters.

Wireless Access Points and Wired Access Concentrators

Our wireless access points and wired access concentrators serve as on-ramps that aggregate user traffic onto the enterprise network and direct this traffic to mobility controllers. In addition to providing network access, our wireless access points provide security monitoring services for wireless networks. Wireless access points, available in indoor and outdoor versions, provide connectivity to clients based on the IEEE 802.11 “Wi-Fi” standard, which is supported by a broad array of consumer and commercial devices.

Wired access concentrators are designed for use in conference rooms, auditoriums, public areas, and certain home applications in which secure wired network access is required. Wired access concentrators connect to client devices using standard Ethernet protocol and forward network traffic to an Aruba Mobility Controller which enforce identity-based security and mobility policies.

Our user-centric network architecture also enables secure mobility over third-party wireless access points and wired network switches.

Customers

Our products have been sold to over 2,850 end customers worldwide (excluding end-customers of Alcatel-Lucent, our largest channel partner) in most major industries including finance, retail, hospitality, technology, manufacturing, media, healthcare, education, utilities, telecom, government, transportation, engineering and construction. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations, including:

United States	EMEA	Asia Pacific

Microsoft	SAP	NTT Data Corporation
The Ohio State University	Saudi Aramco	Queensland Railway
United States Air Force	BAA	Pu Dong International Airport (Shanghai)
California State University
Google
Yale

End user customers purchase our products directly from us and through our value-added resellers (VARs), distributors and OEMs. For a description of our revenues based on our customers’ geographic locations, see Note 13 of Notes to Consolidated Financial Statements.

Sales and Marketing

We sell our products and support directly through our sales force and indirectly through our VARs, distributors and OEMs:

•	Our sales force — We have a sales force in the Americas, Europe, Middle East and Africa (EMEA) and the Asia Pacific (APAC) region who are responsible for managing all direct as well as channel business within a geographic territory.

•	VARs, distributors and OEMs — As of July 31 2007, we had over 200 channel partners worldwide. Our VARs, distributors and OEMs market and sell our products to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service.

Our marketing activities include lead generation, tele-sales, advertising, website operations, direct marketing, and public relations, as well as participation at technology conferences and trade shows.

Customer Service, Support and Training

We offer tiered customer service and support programs that encompass hardware, software, and access to future software upgrades on a when-and-if available basis. In order to better serve our customers, we have support centers in Sunnyvale, California and Chennai, India available to respond 24x7x365. Service and support for end customers of our VARs, distributors and OEMs are typically provided by these channel partners, to whom we provide backup support. Our training department conducts basic and advanced courses on-site at customer locations, third-party regional training facilities, and at our headquarters training facility in Sunnyvale, California. As part of our training program, we offer the Aruba Certified Mobility Professional and Expert (Aruba CMP or Aruba CMX) programs, which certify that participants have successfully completed the program and passed written and practical exams covering our products, networking, and wireless technologies.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California, although we are expanding our research and development team in Bangalore, India. We have invested significant time and financial resources into the development of our user-centric networking architecture including our ArubaOS software platform. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. We are developing additional software modules to enhance the functionality and performance of our ArubaOS operating system. These new modules include Mobile VoIP and location-based services, as well as additional security modules. We also intend to continue to enhance our ArubaOS operating system.

Manufacturing

We outsource the manufacturing of our hardware products to Flextronics which helps us to optimize our operations by lowering costs and reducing time to market.

Our products are primarily manufactured in Flextronics’ Shanghai, China facility. We also utilize Flextronics’ facility in Singapore for manufacturing production, as well as a fulfillment and logistics hub for all customer shipments destined for APAC and EMEA locations. We operate a logistics center in California for all customer shipments destined to locations in the Americas. We also perform rigorous in-house quality control inspection and testing at our Sunnyvale, California facilities to ensure the reliability of our hardware components.

We utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply. We work in conjunction with the extensive supply chain management organization at Flextronics to select and utilize suppliers with established delivery and quality track records. We source a limited number of components that are technically unique and only available from specific suppliers, and neither we nor Flextronics have entered into supply agreements with any of these suppliers. In these cases, we typically maintain a close direct relationship with these suppliers to ensure that supply meets our requirements including, in some cases, entering into license agreements that allow us to incorporate certain of their components into our products.

We also incorporate certain generally available software programs into our Aruba Mobile Edge Architecture pursuant to license agreements with third parties. We have also entered into license agreements with Atheros Communications, Inc. and Broadcom Corporation, each of which is a sole supplier of certain components used by Flextronics, our contract manufacturer, in the manufacture of our products.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if Flextronics or sole source suppliers suffer an interruption in their businesses, or experience delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers or suppliers of our sole sourced components, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.

Competition

The market for secure mobility products is highly competitive and constantly evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that enables mobility, security, and the delivery of converged application services. We believe other principal competitive factors in our market include the total cost of ownership, performance of software and hardware products, ability to deploy easily into existing networks, interoperability of networks with other devices, ability to easily scale, ability to provide secure mobile access to the network, speed of mobile connectivity, and ability to allow the centralized management of networks. Our competitive position also depends on our ability to innovate technology and adapt to meet the evolving needs of our customers. We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth.

Our primary competitors include Cisco Systems, primarily through its Wireless Networking Business Unit, and Motorola (through its subsidiary Symbol Technologies). We also face competition from a number of smaller private companies and new market entrants.

Intellectual Property

Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted a United States patent for a system and a method for monitoring and enforcing policy within a wireless network, which was issued in October 2005 and will expire in 2022. We have also been granted a United States patent for a system and method for positioning and calibrating wireless network devices, which was issued in February 2007 and will expire in 2024. We have over 30 provisional and non-provisional patent applications pending in the United States. We intend to file counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Our registered trademarks in the United States are ARUBA NETWORKS, ARUBA WIRELESS NETWORKS and ARUBA THE MOBILE EDGE COMPANY. We have United States trademark applications pending to register ARUBA MOBILITY MANAGEMENT SYSTEM, MOBILE EDGE ARCHITECTURE and PEOPLE MOVE. NETWORKS MUST FOLLOW. We have filed international trademark applications for the marks ARUBA NETWORKS, ARUBA THE MOBILE EDGE COMPANY and PEOPLE MOVE. NETWORKS MUST FOLLOW.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Corporate Information

We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1322 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com.

Employees

As of July 31, 2007, we had approximately 441 employees in offices in North America, Europe, the Middle East and the Asia Pacific region, of which 199 were engaged in sales and marketing, 144 were engaged in research and development, 43 were engaged in general and administrative functions, 33 were engaged in customer services and 22 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

Website Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, on our website and can be accessed by clicking on the “Company/Investor Relations” tab. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. In addition, beginning in November 2005, we began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results, in particular, the absolute dollar growth in our revenues on a year-over-year basis, as an indication of our future performance.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products;

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth; and

•	general economic conditions in our domestic and international markets.

Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

We have a history of losses and may not achieve profitability in the future.

We have a history of losses and have not achieved profitability on a quarterly or annual basis, and we anticipate that we will incur net losses for at least the next several quarters. We experienced net losses of $24.4 million, $12.0 million, and $32.6 million for the years ended July 31, 2007, 2006 and 2005. As of July 31, 2007, our accumulated deficit was $101.1 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

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

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems, primarily through its Wireless Networking Business Unit, and Motorola (through its subsidiary Symbol Technologies), as well as smaller private companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.

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

We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, we are currently developing products that comply with the draft 802.11n wireless LAN standard (“11n”) that IEEE has not yet ratified. If IEEE fails to ratify the 11n standard, or materially modifies the current draft of the 11n standard, we likely would have to modify our products to comply with the final 11n standard, which would require additional time and expense and could cause a disruption in our ability to market and sell the affected products.

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

For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Communications, Inc., and all of our mobility controllers incorporate components from Broadcom Corporation. We have entered into license agreements with both Atheros and Broadcom, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros and Broadcom have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics was unable to obtain these components from Atheros or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from either Atheros or Broadcom.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VARs, distributors and OEMs, which we refer to as our indirect channel. For the years ended July 31, 2007, 2006 and 2005, 82.8%, 79.2% and 74.6% of our revenues, respectively, were derived from sales through our indirect channel, and we expect indirect channel sales to increase as a percentage of our total revenues. Accordingly, our revenues depend in large part on the effective performance of these channel partners, including our largest channel partner, Alcatel-Lucent. For the years ended July 31, 2007, and 2006, Alcatel-Lucent accounted for 12.5% and 15.6% of our total revenues, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VARs, distributors and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.

Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, or abide by our inventory and credit requirements. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.

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

We are currently subject to a lawsuit involving intellectual property claims brought by Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, in the Federal District Court of Delaware which could cause us to incur significant additional costs or prevent us from selling our product which could adversely affect our results of operations and financial condition.

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware alleging patent infringement. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Our legal costs may increase as the case develops and we near a trial date. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. Negative developments with respect to this lawsuit could cause our stock price to decline, and could have an adverse and possibly material effect on our business and results of operations.

Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot assure you that we will be successful in defending ourselves against intellectual property claims. If we were to discover that our products infringe the intellectual property rights of others, we would need to obtain licenses from these parties or substantially reengineer our products in order to avoid infringement. We might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer our products successfully. Moreover, if we lose the suit, we could be required to pay substantial damages and/or be enjoined from using or selling the infringing products or technology. Any of the foregoing could cause us to incur significant costs and prevent us from selling our products which could adversely affect our results of operations and financial condition.

We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

We recently announced the acquisition of Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We plan to integrate the newly acquired products into our secure mobility solutions, as well as provide products and continuing support to existing Network Chemistry customers and partners. This is our first acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of July 31, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 48.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We may choose to raise additional capital, which may not be available, which would adversely affect our ability to operate our business.

We expect that the net proceeds from our initial public offering, together with our existing cash balances, will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

Provisions in our charter documents, Delaware law and our OEM supply agreement with Alcatel-Lucent could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have approximately 52,325 square feet of office space in Sunnyvale, California pursuant to a lease that expires in August 2010. We also lease approximately 43,500 square feet of warehouse space in Sunnyvale, California pursuant to a lease that expires in September 2010. We also maintain customer service centers, sales offices and research and development facilities in multiple locations worldwide. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

We believe that our current facilities are suitable and adequate to meet our current needs, and we intend to add new facilities or expand existing facilities as we add employees. We believe that suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware alleging patent infringement. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business.

We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended July 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ARUN” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day prices for our common stock as reported on the Nasdaq Global Market.

	High	Low

2007
Third Quarter (beginning March 27, 2007)	$14.67	$13.50
Fourth Quarter	$23.78	$13.47

As of September 21, 2007 the number of stockholders of record of our common stock was 393.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of July 31, 2007, is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007

Sales of Unregistered Securities

The following sets forth information regarding unregistered securities sold by us in fiscal year 2007:

•	In September 2006, we sold an aggregate of 1,619,725 shares of our Series D preferred stock to a total of 31 accredited investors at $6.5443 per share, for aggregate proceeds of $10,599,985. We believe the issuance of the Series D preferred stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of Series D preferred stock represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising. Each share of Series D preferred stock was convertible, at the option of the holder, at any time after the date of issuance of such share, to common stock using an initial conversion rate of 1:1, subject to adjustments for future dilution and each share and was automatically convertible into shares of common stock at the conversion rate then in effect immediately upon the sale of our common stock in a firmly committed underwritten public offering with gross offering proceeds of at least $20,000,000. In addition, each share of Series D redeemable convertible preferred stock was automatically convertible into shares of common stock at the conversion rate then in effect for the Series D redeemable convertible preferred stock upon the date specified by written consent or agreement of the holders of at least 66 2/3% of the then outstanding shares of Series D redeemable convertible preferred stock (voting as a separate class).

•	In May 2007, we issued 113,770 shares of our common stock in connection with a cashless exercise of warrants to purchase 120,814 shares of our common stock at an exercise price ranging from $0.67 to $1.20 per share. We believe this transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

•	On March 27, 2007, we contributed 100,000 shares of our common stock to a charitable foundation. Other than the payment of the par value of the shares by the charitable foundation, which was $10, we received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. The charitable foundation agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the charitable foundation.

•	Upon the closing of our initial public offering on March 30, 2007, we issued 318,181 shares of our common stock to Microsoft Corporation in consummation of a stock issuance agreement that we entered into with Microsoft in June 2005. We received no cash consideration at the time such shares were issued. We believe the issuance was exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof, as transactions by an issuer not involving a public offering. Microsoft Corporation agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to Microsoft Corporation. We believe that Microsoft received adequate information about us or had access, through its relationship with us, to such information.

Use of Proceeds from Public Offering of Common Stock

On March 26, 2007, our registration statements (Nos. 333-139419 and 333-141592) on Form S-1 were declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 9,200,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $11.00 per share. The offering, which closed on March 30, 2007, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers Inc, J.P. Morgan Securities Inc. and RBC Capital Markets Corporation.

As a result of the offering, we received net proceeds of approximately $91.8 million, after deducting underwriting discounts and commissions of $7.1 million and additional offering-related expenses of approximately $2.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We anticipate that we will use the net proceeds from the IPO for general corporate purposes, which may include expansion of our domestic and international sales and marketing organizations, investments in our infrastructure to support our growth, further development and expansion of our service offerings and possible acquisitions of complementary businesses, technologies or other assets. Pending such uses, we plan to invest the net proceeds in short-term investments. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased(1)	Paid per Share	Programs	Programs

May 1 - May 31, 2007	—	$—	—	—
June 1 - June 30, 2007	650	$2.33	—	—
July 1 - July 31, 2007	14,062	$1.25	—	—

Total	14,712	$1.30	—	—

(1)	Represents unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and schedule, and other financial information included in this Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Form 10-K.

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Statements of Operations Data:
Revenues:
Product	$107,939	$43,171	$—	$—	$—
Professional services and support	12,847	2,985	—	—	—
Ratable product and related professional services and support	6,713	26,347	12,043	1,147	3

Total Revenues	127,499	72,503	12,043	1,147	3
Cost of revenues(1):
Product	36,035	16,904	—	—	—
Professional services and support	4,863	2,409	—	—	—
Ratable product and related professional services and support	2,470	10,572	9,077	2,696	126

Total cost of revenues	43,368	29,885	9,077	2,696	126

Gross profit (loss)	84,131	42,618	2,966	(1,549)	(123)
Operating expenses:
Research and development(1)	25,654	14,130	9,353	6,982	5,743
Sales and marketing(1)	60,115	33,765	22,369	11,277	1,449
General and administrative(1)	14,600	5,963	3,576	2,531	1,488
In-process research and development	632	—	—	—	—

Total operating expenses	101,001	53,858	35,298	20,790	8,680

Operating loss	(16,870)	(11,240)	(32,332)	(22,339)	(8,803)
Other income (expense), net	(7,137)	(529)	(147)	(129)	8

Loss before provision for income taxes and cumulative effect of change in accounting principle	(24,007)	(11,769)	(32,479)	(22,468)	(8,795)
Provision for income taxes	375	306	156	34	—

Loss before cumulative effect of change in accounting principle	(24,382)	(12,075)	(32,635)	(22,502)	(8,795)
Cumulative effect of change in accounting principle	—	66	—	—

Net loss	$(24,382)	$(12,009)	$(32,635)	$(22,502)	$(8,795)

Net loss per common share; basic and diluted	$(0.70)	$(1.07)	$(4.66)	$(6.35)	$(7.96)

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2007	2006	2005	2004	2003
	(In thousands)

Cost of revenues	$327	$34	$23	$5	$—
Research and development	2,925	259	179	42	—
Sales and marketing	4,362	749	678	272	9
General and administrative	5,103	213	194	71	4

Total stock-based compensation	$12,717	$1,255	$1,074	$390	$13

	As of July 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,570	$9,263	$4,293	$27,390	$915
Working capital (deficit)	109,496	(10,472)	(884)	26,749	265
Total assets	152,133	38,017	30,337	38,273	2,762
Equipment loans payable	—	613	1,867	2,885	1,550
Deposit for Series D redeemable convertible preferred stock	—	19,329	—	—	—
Redeemable convertible preferred stock	—	58,009	58,009	56,310	9,450
Common stock and additional paid-in-capital	213,553	6,077	4,831	2,241	146
Total stockholders’ equity (deficit)	$112,487	$(73,000)	$(62,459)	$(31,137)	$(9,420)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We securely deliver the enterprise network to users, wherever they work or roam, with user-centric networks that expand the reach of traditional port-centric networks. User-centric networks integrate adaptive wireless local area networks (WLANs), application continuity services, and identity-based security into a cohesive, high-performance system that can be deployed as an overlay to existing enterprise networks. Adaptive WLANs deliver high-performance, follow-me connectivity so users are always connected. Application continuity services enable follow-me applications that can be seamlessly accessed across WLAN and cellular networks. Identity-based security associates access policies with users, not ports, to enable follow-me security that is enforced regardless of access method or location. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.

We began commercial shipments of our products in June 2003. Since that time, our products have been sold to more than 2,850 end customers worldwide, including some of the largest and most complex global organizations. Our product revenue growth rate will depend significantly on continued growth in the market for enterprise mobility solutions, our ability to continue to attract new customers and our ability to compete against more established companies in the market. Our growth in professional services and support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business

In March 2007, we completed our initial public offering, or IPO, of common stock in which we issued and sold 9,200,000 shares of our common stock, including 1,200,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option, at an issue price of $11.00 per share. We raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 49,681,883 shares of common stock and 318,181 shares of our common stock were issued to Microsoft in consummation of a stock issuance agreement that we entered into with Microsoft in June 2005. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, warrants to purchase 677,106 shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

We were incorporated in Delaware in 2002 and are headquartered in Sunnyvale, California. We have offices in North America, Europe, the Middle East and Asia Pacific, and employ staff around the world.

Revenues, Cost of Revenues and Operating Expenses

Revenues

We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, and professional services and support. Professional services revenues consist of consulting and training services. Product support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Consulting and training revenues to date have been insignificant.

Our revenues have grown rapidly since we began commercial shipments of our products in June 2003. Comparisons of our revenues since then are significantly affected by the fact that we only began recognizing product revenues upon delivery using the residual method for transactions in which all other revenue recognition criteria are met, in the three months ended January 31, 2006. As we have not been able to establish vendor specific objective evidence, or VSOE, on our prior services and support offerings, all transactions prior to the three months ended January 31, 2006 continue to be recognized ratably over the support period. See “Critical Accounting Policies — Revenue Recognition.”

Our revenue growth has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users.

We sell our products directly through our sales force and indirectly through VARs, distributors and OEMs. We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future product revenues.

We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods. For more information about our international revenues, see Note 13 of Notes to Consolidated Financial Statements.

In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs which, in turn, sells our products under its own brand name. For fiscal years 2007 and 2006, Alcatel-Lucent accounted for 12.5% and 15.6% of our revenues, respectively.

Cost of Revenues

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

Gross Margin

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

Due to higher discounts given to the indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to increase as a proportion of our total product revenues, which, by itself, negatively impacts our gross margins. However, over the past several quarters we have experienced a favorable change in our product mix as we sold more higher-margin products, which contributed to improved overall gross margins.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, general and administrative and in-process research and development expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We grew from 282 employees at July 31, 2006 to approximately 441 employees at July 31, 2007. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. However, as a percentage of revenue, we expect research and development expenses to decrease.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.

We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. However, as a percentage of revenue, we expect sales and marketing expenses to decrease.

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, audit, and Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the Securities and Exchange Commission, as well as additional insurance, investor relations and other costs associated with being a public company. However, as a percentage of revenue, we expect general and administrative expenses to decrease.

In-process research and development expenses relate to the acquisition of Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products, which we purchased in July 2007. In-process research and development expenses were expensed upon the consummation of the acquisition. See Note 3 of our Notes to Consolidated Financial Statements for a further discussion.

Stock-Based Expense

Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment, or SFAS 123R. For fiscal 2007, 2006 and 2005, we recognized $12.7 million, $1.3 million and $1.1 million, respectively, in stock-based expense.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, interest expense on our outstanding debt and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds. The largest component of other income (expense), net in fiscal 2007, 2006 and 2005, was the adjustment to record our outstanding preferred stock warrants at fair value. As described below, subsequent to our IPO, we are no longer required to remeasure these warrants to fair value.

Our Relationship with Microsoft

Our strategic relationship with Microsoft began in June 2005, when Microsoft chose our products for a worldwide deployment, pursuant to which Microsoft has installed our products in various sites in the United States, Asia and Europe. As part of the relationship, we support Microsoft’s Network Access Protection (NAP) architecture for enterprise security and provide interoperability with Microsoft products such as Internet Authentication Server (IAS) and Network Policy Server (NPS). In addition, we entered into a Stock Issuance Agreement with Microsoft pursuant to which we agreed to issue Microsoft the number of shares of our common stock determined by dividing up to $3.5 million by the actual per share public offering price in the event of a firmly underwritten IPO or up to $5.0 million of consideration in connection with a change of control occurring prior to an IPO based on the cumulative level of purchases by Microsoft. Accordingly, the amount of consideration was not fixed but rather increased directly with the cumulative level of product purchases. As of July 31, 2006, the cumulative product and support sales to Microsoft were $2.0 million and were carried as a long-term liability until we issued the shares of common stock to Microsoft under the stock issuance agreement. During the year ended July 31, 2007, we completed a firmly underwritten IPO at which time the cumulative sales to Microsoft exceeded $3.5 million. Therefore, upon the closing of the IPO and in recognition of the $3.5 million in cumulative sales to Microsoft, 318,181 shares of our common stock were issued under the stock issuance agreement. Further, for the cumulative sales in excess of $3.5 million, we recognized revenue of $5.9 million in fiscal 2007.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, fair value of warrants to purchase redeemable convertible preferred stock, inventory valuation, allowances for doubtful accounts and income taxes.

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

We account for revenues in accordance with Statement of Position No. 97-2, “Software Revenue Recognition,” and all related amendments and interpretations, or SOP 97-2, because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements. Typically, our sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, we had not been able to establish VSOE of fair value in accordance with SOP 97-2 at the outset of our arrangements. Accordingly, prior to the second quarter of fiscal 2006 we recognized revenue on our transactions’ entire arrangement fees ratably over the support period, as the only undelivered element was typically support.

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

Stock-Based Compensation

Effective August 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R, using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, risk free interest rates and expected dividend yield of our common stock to determine the estimated fair value. We determined the amount of stock-based compensation expense in the year ended July 31, 2007, based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.

As a result of adopting SFAS 123R on August 1, 2006, during fiscal 2007, our net loss was $7.2 million greater than if we had continued to account for stock-based compensation under APB 25, and our basic and diluted net loss per share for the year ended July 31, 2007 was higher by $0.21.

Had the expenses for our stock-based compensation plans in fiscal 2006 and 2005 been determined based on the fair value of the options at the grant date of the awards consistent with the provisions of SFAS 123 for the periods set forth below, our net loss would have been increased to the pro forma amounts indicated below:

	Years Ended July 31,
	2006	2005
	(In thousands, except per share amounts)

Net loss, as reported	$(12,009)	$(32,635)
Add: Employee stock-based compensation expense included in reported net loss	1,028	644
Less: Total employee stock-based compensation expense determined under the fair value method	(2,642)	(984)

Pro forma, net loss	$(13,623)	$(32,975)

Basic and diluted net loss per share
As reported	$(1.07)	$(4.66)
Pro forma	$(1.22)	$(4.71)

The fair value of each option was estimated on the date of grant using the Black-Scholes model with the following average assumptions:

	Years Ended July 31,
	2006	2005

Assumptions
Risk-free interest rate	4.6%	3.6%
Expected term (in years)	4.0	4.0
Dividend yield	—	—
Volatility	70%	100%
Weighted average fair value of options granted	$1.20	$0.80

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the EITF in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is completed, using the Black-Scholes model.

Fair Value of Warrants to Purchase Redeemable Convertible Preferred Stock

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

We adopted FSP 150-5 in the first quarter of fiscal 2006 and accounted for the cumulative effect of the change in accounting principle as of August 1, 2005. The impact of the change in accounting principle was to record a cumulative gain of $66,000, or $0.01 per share, as of August 1, 2005. In fiscal years 2007 and 2006, we recorded $9.0 million and $667,000, respectively, of additional expense as other expense, net to reflect the further increase in fair value during the period. Upon the closing of our initial public offering, these warrants were converted into warrants to purchase shares of our common stock and, as a result, were no longer subject to FSP 150-5. At that time, the then-current aggregate fair value of these warrants was reclassified from current liabilities to additional paid-in capital, a component of stockholders’ deficit, and we ceased to record any related periodic fair value adjustments.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $1.1 million, $939,000 and $1.2 million in fiscal years 2007, 2006 and 2005, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $507,000 and $352,000 at July 31, 2007 and 2006, respectively.

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

Based on the available objective evidence, including the fact that we have generated losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended July 31,
	2007	2006	2005

Revenues:
Product	84.6%	59.6%	—
Professional services and support	10.1%	4.1%	—
Ratable product and related professional services and support	5.3%	36.3%	100.0%
Cost of revenues:
Product	28.3%	23.3%	—
Professional services and support	3.8%	3.3%	—
Ratable product and related professional services and support	1.9%	14.6%	75.4%

Gross margin	66.0%	58.8%	24.6%
Operating expenses:
Research and development	20.1%	19.5%	77.7%
Sales and marketing	47.1%	46.6%	185.7%
General and administrative	11.5%	8.2%	29.7%
In-process research and development	0.5%	—	—

Operating margin	(13.2)%	(15.5)%	(268.5)%
Other expense, net	(5.6)%	(0.7)%	(1.2)%

Loss before income taxes and cumulative effect of change in accounting principle	(18.8)%	(16.2)%	(269.7)%
Provision for income taxes	0.3%	0.4%	1.3%

Loss before cumulative effect of change in accounting principle	(19.1)%	(16.6)%	(271.0)%
Cumulative effect of change in accounting principle	—	0.1%	—

Net loss	(19.1)%	(16.5)%	(271.0%)

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Total revenues	$127,499	$72,503	$12,043

Type of revenues:
Product	107,939	43,171	—
Professional services and support revenues	12,847	2,985	—
Ratable product and related professional services and support	6,713	26,347	12,043

Total revenues	$127,499	$72,503	$12,043

Revenues by geography:
United States	84,878	53,132	8,791
Europe, the Middle East and Africa	20,710	7,711	1,325
Asia Pacific	13,301	7,232	1,566
Rest of World (including Japan)	8,610	4,428	361

Total revenues	$127,499	$72,503	$12,043

Prior to the second quarter of fiscal 2006, we recognized revenue from sales of our products ratably over the term of the support contract with each customer, which is typically one to five years. Beginning in the second quarter of fiscal 2006, when we were able to establish VSOE of fair value, we began recognizing revenue upon shipment of our products, for transactions where all other criteria for revenue recognition were satisfied. Professional services and support revenues primarily represent support contracts and are recognized ratably over the contractual period, which is typically one to five years. Because of the change in the timing of our revenue recognition in the second quarter of fiscal 2006, comparisons of the absolute dollar growth in our revenues on a year-over-year basis are not meaningful.

For fiscal 2007, total revenues increased 75.9% over fiscal 2006 due to a $74.6 million increase in product and related professional services and support sales to new and existing customers as the market’s acceptance of WLAN products continued to grow. This increase was partially offset by a $19.6 million decrease in ratable product and related professional services and support revenues.

The decrease in ratable product and related professional services and support revenues in fiscal 2007 compared to fiscal 2006 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods. At July 31, 2007, we had $5.6 million in deferred revenue associated with ratable product and professional services and support revenues, of which $3.4 million, $1.4 million, $737,000, and $37,000 will be amortized to revenue in fiscal 2008, 2009, 2010 and 2011, respectively.

In fiscal 2007, we derived 82.8% of our product revenues from indirect channels, which consist of value-added resellers, OEMs and other distributors, compared to 79.2% in fiscal 2006. We expect to continue to derive a significant majority of our product revenues from indirect channels as a result of our focus on expanding our indirect channel sales.

We generated 33.4% of our revenues in fiscal 2007 from shipments to locations outside the United States, compared to 26.7% in fiscal 2006. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods.

Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.

Total revenues increased in fiscal 2006 over fiscal 2005 due to an increase in product and related professional services sales to new and existing customers, both domestically and internationally. The fact that we began to use the residual method to recognize revenues beginning in the second quarter of fiscal 2006 makes comparisons between these periods not meaningful on an absolute dollar basis. We generated 26.7% of our revenues in fiscal 2006 from shipments to locations outside the United States, compared to 27.0% in fiscal 2005.

As a percentage of total revenues, professional services and support revenues decreased in fiscal 2006 compared to fiscal 2005 due to the fact that we began to recognize product revenues upon shipment in the second quarter of fiscal 2006, which resulted in a substantial increase in product revenue. The increase in ratable product and related professional services and support revenue in fiscal 2006 compared with fiscal 2005 was due to an increase in product and related professional services sales to new and existing customers.

Cost of Revenues and Gross Margin

The following table presents our revenues and cost of revenues, by revenue source, for the periods presented:

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Total revenues	$127,499	$72,503	$12,043
Cost of product	36,035	16,904	—
Cost of professional services and support	4,863	2,409	—
Cost of ratable product and related professional services and support	2,470	10,572	9,077

Total cost of revenues	43,368	29,885	9,077

Gross profit	$84,131	$42,618	$2,966
Gross margin	66.0%	58.8%	24.6%

In fiscal 2007 cost of revenues increased 45.1% compared to fiscal 2006 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For fiscal 2007, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues in fiscal 2007 and 2006.

Cost of professional services and support revenues increased during this period as professional services and support revenues doubled and we added more technical support headcount domestically and abroad to support our growing customer base. Cost of ratable product and related support and services decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.

Gross margins improved for fiscal 2007 compared to fiscal 2006 due to an increase in our revenues, which grew at a higher rate than the associated costs, primarily as a result of a favorable change in our product mix as we sold more higher-margin products. In addition, we were able to gain some economic efficiencies with Flextronics and in our internal manufacturing operation.

The increase in total cost of revenues in fiscal 2006 compared to fiscal 2005 was due to increased shipments of our products to customers. Gross margin increased in fiscal 2006 compared to fiscal 2005, due to the significant increase in our revenues, which grew at a higher rate than the associated costs.

Research and Development Expenses

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Research and development expenses	$25,654	$14,130	$9,353
Percent of total revenue	20.1%	19.5%	77.7%

In fiscal 2007, research and development expenses increased 81.6% or $11.5 million, compared to fiscal 2006, primarily due to an increase of $9.2 million in personnel and related costs, including an increase of $2.7 million in stock-based compensation as a result of our adoption of SFAS 123R on August 1, 2006. Headcount increased by 62 employees, a 75.6% increase. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive.

In fiscal 2006, research and development expenses increased 51.1% over fiscal 2005, primarily due to an increase of $3.3 million in personnel and related costs as a result of increased headcount, $579,000 in temporary labor and consulting services and $617,000 of facilities costs related to additional space at our headquarters and sales offices.

Sales and Marketing Expenses

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Sales and marketing expenses	$60,115	$33,765	$22,369
Percent of total revenue	47.1%	46.6%	185.7%

In fiscal 2007, sales and marketing expenses increased 78.0% over fiscal 2006, due to an increase of $11.7 million in personnel and related costs, including an increase of $3.6 million in stock-based compensation. We increased our headcount in sales and marketing by 59 employees to support our growing business. Further, sales commissions increased $7.0 million due to the increase in revenue and headcount. We also increased our marketing programs by $3.3 million primarily for lead generation and demonstration tools.

In fiscal 2006, sales and marketing expenses increased 50.9% over fiscal 2005, primarily due to an increase of $8.0 million in personnel and related costs as a result of increased headcount, $1.3 million in marketing programs and $1.2 million in travel and entertainment expenses.

General and Administrative Expenses

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

General and administrative expenses	$14,600	$5,963	$3,576
Percent of total revenue	11.5%	8.2%	29.7%

In fiscal 2007, general and administrative expenses increased 144.8% over fiscal 2006, primarily due to an increase of $7.3 million in personnel and related costs as a result of increased headcount, including $4.9 million in stock-based compensation and $646,000 in professional fees associated with legal and audit services.

In fiscal 2006, general and administrative expenses increased 66.8% over fiscal 2005, primarily due to an increase of $1.3 million in personnel and related costs as a result of increased headcount and $826,000 in professional services fees associated with legal and audit services and Sarbanes-Oxley consulting expenses.

In-Process Research and Development

On July 20, 2007 we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. Network Chemistry, a privately-held company, provides solutions for automated wireless vulnerability management. The acquisition of Network Chemistry’s line of wireless security products enhances our existing offerings in the wired and wireless security space. We plan to integrate the acquired RFProtect suite of solutions into our secure mobility solutions. We believe that the combined solutions will ultimately provide a comprehensive wireless security system solution for our wireless networking customers. This transaction was accounted for as a business combination. The purchase price of $4.6 million was paid in cash.

In-process research and development related to our acquisition in the amount of $632,000 was expensed upon the consummation of the acquisition in fiscal 2007 because technological feasibility had not been established and no future alternative uses existed. In-process research and development efforts related to feature enhancements and functional improvements to the underlying technology. This development project is intended to add new functionalities necessary to address evolving customer needs, and drive market acceptance of the acquired products. The acquired in-process technology is at a stage of development that requires further research and development to determine technical feasibility and commercial viability. Because the in-process research and development is not yet complete and not yet generating revenue and profits, there is risk that the developments will not be completed and/or not competitive with other products using alternative technologies that offer comparable functionalities.

Other Expense, Net

Other expense, net consists primarily of interest income, interest expense, expense for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Interest income	$2,221	$551	$350
Interest expense	(88)	(315)	(443)
Other	(9,270)	(765)	(54)

Total other expense, net	$(7,137)	$(529)	$(147)

Other expense, net increased $6.6 million in fiscal 2007 compared to fiscal 2006. The increase is primarily due an increase of $8.3 million in warrant expense resulting from FSP 150-5, which requires us to classify our preferred stock warrants as liabilities and adjust the carrying value to fair value each period. The increase in expense was partially offset by an increase in interest income of $1.7 million due to the increase in our cash, cash equivalents and short-term investment balances.

In fiscal 2006, other expense, net increased compared to fiscal 2005, primarily as a result of the $667,000 in expense we recognized as a result of our adoption of FSP 150-5 in fiscal 2006, partially offset by an increase of $201,000 in interest income due to rising average cash balances and a decrease of $128,000 in interest expense due to the decline in the outstanding balance of our equipment loans. Interest income increased in fiscal 2006 as we received net proceeds of $19.2 million as a deposit for the issuance of 2,953,571 shares of Series D redeemable convertible preferred stock.

Provision for Income Taxes

Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than franchise tax and foreign provisions for income tax. As of July 31, 2007, we had net operating loss carryforwards of $52.1 million and $46.5 million for federal and state income tax purposes, respectively. We also had federal research and development tax credit carryforwards of approximately $3.3 million and state research and development tax credit carryforwards of approximately $2.9 million as of July 31, 2007. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 9 of Notes to Consolidated Financial Statements.

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended July 31, 2007. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	For the Three Months Ended
2007	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$36,394	$29,777	$22,662	$19,106
Professional services and support	4,254	3,816	2,656	2,121
Ratable product and related professional services and support	1,038	1,068	1,329	3,278

Total revenues	41,686	34,661	26,647	24,505
Cost of revenues
Product	11,251	8,921	8,562	7,301
Professional services and support	1,420	1,138	1,131	1,174
Ratable product and related professional services and support	382	397	505	1,186

Total cost of revenues	13,053	10,456	10,198	9,661

Gross profit	28,633	24,205	16,449	14,844
Operating expenses
Research and development	7,902	6,890	5,771	5,091
Sales and marketing	20,921	16,240	12,146	10,808
General and administrative	3,703	4,889	3,395	2,613
In-process research and development	632	—	—	—

Total operating expenses	33,158	28,019	21,312	18,512

Operating loss	(4,525)	(3,814)	(4,863)	(3,668)
Other income (expense), net	1,257	(5,390)	(2,250)	(754)

Loss before provision for income taxes	(3,268)	(9,204)	(7,113)	(4,422)
Provision for income taxes	82	82	123	88

Net loss	$(3,350)	$(9,286)	$(7,236)	$(4,510)

Net loss per common share, basic and diluted	$(0.04)	$(0.26)	$(0.52)	$(0.34)

	For the Three Months Ended
2006	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$16,819	$13,308	$13,044	$—
Professional services and support	1,576	969	440	—
Ratable product and related professional services and support	5,503	6,673	7,396	6,775

Total revenues	23,898	20,950	20,880	6,775
Cost of revenues
Product	6,476	5,278	5,150	—
Professional services and support	825	779	805	—
Ratable product and related professional services and support	1,904	2,288	2,586	3,794

Total cost of revenues	9,205	8,345	8,541	3,794

Gross profit	14,693	12,605	12,339	2,981
Operating expenses
Research and development	3,753	3,760	3,344	3,273
Sales and marketing	10,180	8,664	7,772	7,149
General and administrative	1,934	1,639	1,274	1,116

Total operating expenses	15,867	14,063	12,390	11,538

Operating loss	(1,174)	(1,458)	(51)	(8,557)
Other income (expense), net	(53)	15	(447)	(45)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(1,227)	(1,443)	(498)	(8,602)
Provision for income taxes	218	82	8	(3)

Loss before cumulative effect of change in accounting principle	(1,445)	(1,525)	(506)	(8,599)
Cumulative effect of change in accounting principle	—	—	—	66

Net loss	$(1,445)	$(1,525)	$(506)	$(8,533)

Net loss per common share, basic and diluted	$(0.11)	$(0.13)	$(0.05)	$(0.88)

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Our revenues have increased sequentially in each of the quarters presented, due to increases in the number of products sold to new and existing customers, international expansion, and, beginning in the second quarter of fiscal 2006, the recognition of product revenue upon shipment due to the establishment of VSOE of fair value of undelivered products in our arrangements. This increase was offset by the quarterly decrease in the amortization of deferred revenue associated with those customer contracts that we entered into prior to establishment of VSOE of fair value.

Prior to the second quarter of fiscal 2006, we recognized revenue on our transactions’ entire arrangement fees ratably over the term of the support period, of one to five years. Subsequent to the second quarter of fiscal 2006, the dollar value of revenue and percentage of total revenue derived from such arrangements that are recognized ratably has decreased, and we expect it will continue to decrease each quarter until the related support periods have ended.

Operating expenses in all quarters increased sequentially as we continued to add headcount and related costs to accommodate the growing business on a quarterly basis.

In the first quarter of fiscal 2006, we adopted FSP 150-5, which subjects warrants to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price and requires us to classify the warrants on our preferred stock as liabilities and adjust our warrant instruments to fair value at each reporting period. We recorded a $66,000 cumulative gain on adoption as of August 1, 2005, reflecting the fair value of the warrants as of that date, and $67,000, $516,000, $22,000, $62,000, $784,000, $2.3 million, and $5.9 million of expense was recorded in other income (expense), net in the quarters ended October 31, 2005, January 31, 2006, April 30, 2006, July 31, 2006, October 31, 2006, January 31, 2007 and April 30, 2007, respectively, to reflect the increase in fair value of the warrants. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to and additional paid-in-capital, and the warrants are no longer subject to remeasurement.

Liquidity and Capital Resources

	As of July 31,
	2007	2006
	(In thousands)

Working capital (deficit)	$109,496	$(10,472)
Cash and cash equivalents	$42,570	$9,263
Short-term investments	$62,430	$—

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Cash used in operating activities	$(4,348)	$(13,519)	$(22,803)
Cash used in investing activities	(70,350)	(1,192)	(1,194)
Cash provided by financing activities	107,920	19,678	910

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

Most of our sales contracts are denominated in United States dollars, and as such, the increase in our revenues derived from international customers has not affected our cash flows from operations. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates. To date, the foreign currency effect on our cash and cash equivalents has been immaterial.

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

Cash used in operating activities decreased in fiscal 2007, compared to fiscal 2006 due to increases in non-cash activities, such as stock-based compensation and the increase in fair value of our warrants, and increases in other current and noncurrent liabilities, deferred revenue and accounts receivable, offset by decreases in deferred costs and accounts payable.

Cash used in operating activities decreased in fiscal 2006 compared to fiscal 2005 mainly due to higher gross margins, which resulted from economic efficiencies we were able to gain through our contract manufacturing relationship with Flextronics.

Cash Flows from Investing Activities

Cash used in investing activities increased in fiscal 2007, compared to fiscal 2006 due to our purchases of short-term investments. We hold the proceeds from our initial public offering in cash, cash equivalents and short-term investments. Net cash used in investing activities also increased as a result of our purchase of a business from Network Chemistry, Inc. in the last quarter of fiscal 2007.

Cash used in investing activities was relatively consistent in fiscal 2006 compared to fiscal 2005.

Cash Flows from Financing Activities

Prior to our IPO in March 2007, we had financed our operations primarily with net proceeds from private sales of redeemable convertible preferred stock totaling $87.8 million.

In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds.

Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we have no current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations, including the renewal of the Sunnyvale, California lease in September 2007:

							More
							Than
	Total	2008	2009	2010	2011	2012	5 Years
	(In thousands)

Operating leases	$3,558	$1,153	$1,064	$1,044	$284	$13	$—
Non-cancellable inventory purchase commitments(1)	8,259	8,259	—	—	—	—	—

Total contractual obligations	$11,817	$9,412	$1,064	$1,044	$284	$13	$—

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

Off-Balance Sheet Arrangements

At July 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aruba Networks, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, in accordance with the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), the Company changed the manner in which it accounts for share-based compensation in the year ended July 31, 2007.

/s/  PricewaterhouseCoopers LLP

San Jose, California
October 10, 2007

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	As of July 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$42,570	$9,263
Short-term investments	62,430	—
Accounts receivable, net	23,722	13,296
Inventory	8,991	6,093
Deferred costs	3,217	3,360
Prepaids and other	2,432	1,758

Total current assets	143,362	33,770
Property and equipment, net	3,709	1,971
Intangible assets, net	3,912	—
Deferred costs	722	1,960
Other assets	428	316

Total assets	$152,133	$38,017

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,201	$4,385
Accrued liabilities	15,317	8,062
Income taxes payable	281	216
Equipment loans payable	—	613
Deposit for Series D redeemable convertible preferred stock	—	19,329
Deferred revenue	16,067	11,637

Total current liabilities	33,866	44,242
Deferred revenue	5,780	6,803
Other long-term liabilities	—	1,963

Total liabilities	39,646	53,008

Commitments and contingencies (Note 14)
Redeemable convertible preferred stock: $0.0001 par value; 0 and 46,445 shares authorized at July 31, 2007 and 2006; 0 and 45,108 shares issued and outstanding at July 31, 2007 and 2006 ; liquidation preference: $0 and $58,213 at July 31, 2007 and 2006	—	58,009

Stockholders’ equity (deficit)
Preferred stock: $0.0001 par value; 10,000 and 0 shares authorized at July 31, 2007 and 2006, no shares issued and outstanding at July 31, 2007 and 2006	—	—
Common stock: $0.0001 par value; 350,000 and 95,440 shares authorized at July 31, 2007 and 2006; 76,927 and 15,257 shares issued and outstanding at July 31, 2007 and 2006;	8	2
Additional paid-in capital	213,545	6,075
Deferred stock-based compensation	—	(2,364)
Accumulated other comprehensive income	29	—
Accumulated deficit	(101,095)	(76,713)

Total stockholders’ equity (deficit)	112,487	(73,000)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$152,133	$38,017

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues
Product	$107,939	$43,171	$—
Professional services and support	12,847	2,985	—
Ratable product and related professional services and support	6,713	26,347	12,043

Total revenues	127,499	72,503	12,043
Cost of revenues
Product	36,035	16,904	—
Professional services and support	4,863	2,409	—
Ratable product and related professional services and support	2,470	10,572	9,077

Total cost of revenues	43,368	29,885	9,077

Gross profit	84,131	42,618	2,966
Operating expenses
Research and development	25,654	14,130	9,353
Sales and marketing	60,115	33,765	22,369
General and administrative	14,600	5,963	3,576
In-process research and development	632	—	—

Total operating expenses	101,001	53,858	35,298

Operating loss	(16,870)	(11,240)	(32,332)
Other income (expense), net
Interest income	2,221	551	350
Interest expense	(88)	(315)	(443)
Other income (expense), net	(9,270)	(765)	(54)

Total other expense, net	(7,137)	(529)	(147)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(24,007)	(11,769)	(32,479)
Provision for income taxes	375	306	156

Loss before cumulative effect of change in accounting principle	(24,382)	(12,075)	(32,635)
Cumulative effect of change in accounting principle	—	66	—

Net loss	$(24,382)	$(12,009)	$(32,635)

Net loss per common share, basic and diluted	$(0.70)	$(1.07)	$(4.66)

Shares used in computing basic and diluted net loss per common share	34,808	11,211	6,999

Stock-based compensation expense included in above:
Cost of revenues	$327	$34	$23
Research and development	2,925	259	179
Sales and marketing	4,362	749	678
General and administrative	5,103	213	194

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Reedemable						Additional	Deferred	Other
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Total
	(In thousands)
Balance at July 31, 2004	44,297	$56,310	—	$—	14,586	$2	$2,239	$(1,309)	$—	$(32,069)	$(31,137)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs of $31	811	1,699	—	—	—	—	—	—	—	—	—
Fair value of shares issued to employees	—	—	—	—	31	—	8	—	—	—	8
Fair value of stock options issued to non-employees	—	—	—	—	—	—	327	—	—	—	327
Exercise of common stock options	—	—	—	—	761	—	420	—	—	—	420
Repurchase of common stock	—	—	—	—	(655)	—	(77)	—	—	—	(77)
Deferred compensation related to issuance of common stock options, net	—	—	—	—	—	—	1,912	(1,912)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	635	—	—	635
Net loss	—	—	—	—	—	—	—	—	—	(32,635)	(32,635)

Balance at July 31, 2005	45,108	58,009	—	—	14,723	2	4,829	(2,586)	—	(64,704)	(62,459)
Fair value of shares issued to employees	—	—	—	—	3	—	2	—	—	—	2
Fair value of shares issued to non-employees	—	—	—	—	16	—	24	—	—	—	24
Fair value of stock options issued to non-employees	—	—	—	—	—	—	306	—	—	—	306
Exercise of common stock options	—	—	—	—	1,896	—	612	—	—	—	612
Repurchase of common stock	—	—	—	—	(1,381)	—	(162)	—	—	—	(162)
Deferred compensation related to issuance of common stock options, net	—	—	—	—	—	—	804	(804)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,026	—	—	1,026
Reclassification of preferred stock warrants to liability	—	—					(340)	—	—	—	(340)
Cumulative effect of change in accounting principle related to preferred stock warrants	—	—	—	—	—	—	—	—	—	66	66
Net loss	—	—	—	—	—	—	—	—	—	(12,075)	(12,075)

Balance at July 31, 2006	45,108	58,009	—	—	15,257	2	6,075	(2,364)	—	(76,713)	(73,000)
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	(24,382)	(24,382)

Total comprehensive loss											(24,353)

Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $127	4,573	29,829	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(49,681)	(87,838)	—	—	49,681	5	87,833	—	—	—	87,838
Proceeds from initial public offering of common stock, net of issuance costs of $2,307	—	—	—	—	9,200	1	91,808	—	—	—	91,809
Fair value of shares issued to employees	—	—	—	—	44	—	245	—	—	—	245
Fair value of shares issued to non-employees	—	—	—	—	50	—	534	—	—	—	534
Fair value of stock options issued to non-employees	—	—	—	—	—	—	577	—	—	—	577
Fair value of of shares issued to charitable foundation	—	—	—	—	100	—	1,415	—	—	—	1,415
Exercise of common stock options	—	—	—	—	2,339	—	4,112	—	—	—	4,112
Exercise of warrants	—	—	—	—	114	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(176)	—	(70)	—	—	—	(70)
Reclassification of liability relating to preferred stock warrants upon conversion of such warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	9,933	—	—	—	9,933
Issuance of common stock under stock issuance agreement with customer	—	—	—	—	318	—	3,500	—	—	—	3,500
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123R	—	—	—	—	—	—	(2,364)	2,364	—	—	—
Stock-based compensation expense related to stock options issued to employees	—	—	—	—	—	—	9,947	—	—	—	9,947

Balance at July 31, 2007	—	$—	—	$—	76,927	$8	$213,545	$—	$29	$(101,095)	$112,487

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(24,382)	$(12,009)	$(32,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,008	1,549	1,156
Provision for doubtful accounts	199	254	138
Write downs for excess and obsolete inventory	1,110	939	1,238
Compensation related to stock options and share awards	11,302	1,255	1,074
Net realized gains on short-term investments	—	(1)	(37)
Stock issued to charitable foundation	1,415	—	—
Non-cash interest expense	44	167	180
Accretion of purchase discounts on short-term investments	(388)	—	—
Change in carrying value of preferred stock warrant liability	8,992	601	—
Loss on disposal of fixed assets	5	6	—
In-process research and development	632	—	—
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(10,550)	(4,737)	(6,539)
Inventory	(3,955)	(3,110)	(2,159)
Prepaids and other	(774)	(650)	(352)
Deferred costs	1,381	4,479	(7,389)
Other assets	(112)	(216)	(96)
Accounts payable	(2,184)	147	3,222
Deferred revenue	3,322	(3,921)	16,508
Other current and noncurrent liabilities	7,522	1,528	2,893
Income taxes payable	65	200	(5)

Net cash used in operating activities	(4,348)	(13,519)	(22,803)

Cash flows from investing activities
Purchases of short-term investments	(67,757)	—	(7,874)
Proceeds from sales and maturities of short-term investments	5,744	900	8,012
Purchases of property and equipment	(3,737)	(2,092)	(1,332)
Cash paid in connection with business acquisition	(4,600)	—	—

Net cash used in investing activities	(70,350)	(1,192)	(1,194)

Cash flows from financing activities
Repayments on equipment loan obligations	(654)	(1,358)	(1,132)
Deposit for Series D redeemable convertible preferred stock, net (Note 10)	—	19,232	—
Cash received under stock issuance agreement (Note 11)	2,130	1,354	—
Proceeds from issuance of redeemable convertible preferred stock, net	10,597	—	1,699
Proceeds from initial public offering, net	91,809	—	—
Proceeds from issuance of common stock	4,038	450	343

Net cash provided by financing activities	107,920	19,678	910

Effect of exchange rate changes on cash and cash equivalents	85	3	(10)
Net increase (decrease) in cash and cash equivalents	33,307	4,970	(23,097)
Cash and cash equivalents, beginning of period	9,263	4,293	27,390

Cash and cash equivalents, end of period	$42,570	$9,263	$4,293

Supplemental disclosures of cash flow information
Income taxes paid	$294	$161	$96
Interest paid	37	136	254
Supplemental disclosure of non-cash investing and financing activities
Reclassification of warrant liability to equity upon initial public offering	$9,933	$—	$—
Reclassification of non-current liability to equity upon initial public offering	3,500	—	—

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company securely delivers the enterprise network to users with user-centric networks that expand the reach of traditional port-centric networks. The products the Company licenses and sells include the ArubaOS modular operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.

Initial Public Offering

In March 2007, the Company completed its initial public offering, or IPO, of common stock in which it issued and sold 9,200,000 shares of common stock, at a public offering price of $11.00 per share. The Company raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. Upon the closing of the IPO, all shares of outstanding redeemable convertible preferred stock automatically converted into 49,681,883 shares of common stock and 318,181 shares of the Company’s common stock were issued under a stock issuance agreement with Microsoft. Subsequent to the IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, warrants to purchase 677,106 shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

The Company’s Certificate of Incorporation, as restated on March 30, 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share.

Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, inventory, useful lives of property and equipment, useful lives of intangible assets, income taxes, and the valuation of equity instruments and contingencies, amongst others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Accounting

While the majority of the Company’s contracts are denominated in United States dollars, the Company has operating expenses in various foreign currencies. The functional currency of the Company’s subsidiaries in the United Kingdom, Netherlands, Germany, Canada, India, Singapore, Hong Kong, Australia and Japan is the U.S. dollar. Monetary assets and liabilities are translated using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts are translated using historical exchange rates. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation gains and losses, which have not been material to date, are included in the consolidated statements of operations.

Risks and Uncertainties

The Company is subject to all of the risks inherent in an early stage business operating in the networking and communications industry. These risks include, but are not limited to, a limited operating history, new and rapidly evolving markets, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, and the changing nature of the networking and communications industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products and services, would have a material adverse effect on the Company’s business and operating results.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities. The reported amounts of equipment loan obligations approximate fair value as the interest rates on these instruments approximate borrowing rates available to the Company for loans with similar terms.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents is comprised of U.S. government and asset-backed securities, commercial paper, and money market funds and are stated at cost, which approximates fair value. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Short-Term Investments

Short-term investments comprise marketable securities that consist primarily of U.S. government, asset-backed and auction-rate securities, and commercial paper with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months, the short-term investments are classified as current assets. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting For Certain Investments in Debt and Equity Securities and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income, net, based on the specific identification method. The Company did not hold any short-term investments as of July 31, 2006.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and short-term investments. The Company has not experienced any losses on its deposits of its cash and cash equivalents, and its short-term investments.

The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains a provision for doubtful accounts receivable based upon the expected collectibility of accounts receivable and to date such losses have been within management’s expectations. No customer accounted for more than 10% of accounts receivable as of July 31, 2007. One customer accounted for 21.9% of accounts receivable at July 31, 2006, and 12.5% and 15.6% of total revenues for the years ended July 31, 2007 and 2006, respectively. No customer accounted for more than 10% of total revenues for the year ended July 31, 2005.

Provision for Doubtful Accounts

The Company records a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (ii) the Company’s historical write-offs, (iii) the credit-worthiness of each customer, (iv) the economic conditions of the customer’s industry, and (v) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to it, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected.

Charges to the allowance for doubtful accounts were $199,000, $254,000 and $138,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenues and amounted to approximately $1.1 million, $939,000, and $1.2 million, for the years ended July 31, 2007, 2006 and 2005, respectively.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2 (see “Revenue Recognition” below), the Company also defers the related inventory costs for the delivered items.

Property and Equipment, Net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally two to five years, or the lease term, if applicable. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as part of rent expense using the straight-line method over the lease term.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-lived Assets

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. Intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Revenue Recognition

The Company’s networking and communications products are integrated with software that is essential to the functionality of the equipment. Further, the Company provides unspecified software upgrades and enhancements related to the equipment through support agreements. Accordingly, the Company accounts for revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”).

The Company’s revenue is derived primarily from two sources: (i) product revenue, including hardware and software products, and (ii) related professional services and support revenue. Product support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the support period, which typically ranges from one year to five years.

Typically, the Company’s sales involve multiple elements, such as sales of products that include support. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its Vendor Specific Objective Evidence (“VSOE”) of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement and the only undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, the Company had not established VSOE of fair value in accordance with SOP 97-2 at the outset of its arrangements. Accordingly, the Company recognized revenue on its transactions’ entire arrangement fees during this period ratably over the support period, as the only undelivered element was support.

Beginning in the second quarter of fiscal 2006, the Company established VSOE of fair value at the outset of its arrangements as it established a new support and services pricing policy, with different service and support offerings than were previously sold and began selling support services separately from its arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, the Company recognizes product revenue upon delivery using the residual method, assuming that all other revenue recognition criteria were met. As the Company had not been able to establish VSOE on its previous services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. The Company evaluates each of these criteria as follows:

•	Evidence of an arrangement: Contracts and/or customer purchase orders are used to determine the existence of an arrangement.

•	Delivery: Delivery is considered to occur when the ordered equipment and the media containing the licensed programs are provided to a common carrier and title has transferred or, in the case of electronic delivery of the licensed programs, the customer is given access to download the programs. The Company recognizes revenue from indirect sales channels upon persuasive evidence provided by the reseller of a sale to the end customer.

•	Fixed or determinable fee: The Company assesses whether fees are fixed or determinable at the time of sale. The Company only considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment. The Company’s payment terms may vary based on the country in which the agreement is executed and the credit standing of the individual customer, among other factors. If the arrangement fee is not fixed or determinable, revenue is recognized as amounts become due and payable. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

•	Collection is deemed probable: Collection is deemed probable if the Company expects that the customer will be able to pay amounts under the arrangement as payments become due. If the Company determines that collection is not probable, it defers the revenue and recognizes the revenue upon cash collection.

Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

Stock-Based Compensation

Prior to August 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board’s (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”) and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and had adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).

Effective August 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) , using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning August 1, 2006 for all share-based payment awards made to employees and directors. The adoption of SFAS 123R did not affect previously reported periods. Therefore, the Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the year ended July 31, 2007, based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 is being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123. See Note 12 for a further discussion of stock-based compensation.

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

Capitalized Software Development Costs

The Company accounts for software development costs intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the planning, design and testing phase related to the development of the Company’s software has been completed and the software has been determined viable for its intended use, which typically occurs when beta testing commences. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $416,000, $200,000 and $97,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations, but instead are recorded directly to stockholders’ equity (deficit).

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for the Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening accumulated deficit. In May 2007, the FASB issued FASB Staff Position FIN 48-1, “Definition of ’Settlement’ in FASB Interpretation No. 48” (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48, which the Company will adopt in the first quarter of fiscal year 2008. The Company is currently assessing the impact, if any, of adopting this standard on the Company’s financial position, cash flows and results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is currently evaluating the potential impact of this statement.

2.	Change in Accounting Principle

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

The Company adopted FSP 150-5 in the first quarter of fiscal 2006 and recorded the cumulative effect of the change in accounting principle as of August 1, 2005, which resulted in a gain of $66,000, or $0.01 per share. In fiscal 2006, the Company also recorded $667,000 of additional expense as other expense, net to reflect the increase in fair value between August 1, 2005 and July 31, 2006. In the year ended July 31, 2007, the Company recorded $9.0 million of additional expense as other expense, net to reflect the further increase in fair value between August 1, 2006 and March 30, 2007. Upon the closing of the Company’s IPO on March 30, 2007 and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Network Chemistry, Inc. Acquisition

On July 20, 2007 the Company acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. Network Chemistry, a privately-held company, provides solutions for automated wireless vulnerability management. The acquisition of Network Chemistry’s line of wireless security products enhances the Company’s existing offerings in the wired and wireless security space. The Company plans to integrate the acquired RFProtect suite of solutions into its secure mobility solutions. The combined solutions are expected to provide a comprehensive wireless security system solution for the Company’s wireless networking customers.

This transaction was accounted for as a business combination and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price of $4.6 million was paid in cash. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, giving consideration to an independent appraisal. The historical results of the acquired business prior to the acquisition were not material to the Company’s results of operations and, accordingly, pro forma results of operations have not been presented.

The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
	Amount	Useful Lives

Tangible assets acquired	$140
In-process research and development	632
Amortizable intangible assets:
Developed technology and patents	3,401	4 years
Customer contracts	483	7 years
Support and non-compete agreements	29	2 to 6 years

Total assets acquired	4,685
Liabilities assumed	(85)

Total consideration	$4,600

The estimated future amortization expense of intangible assets is $907,000, $935,000, $929,000, $929,000, $72,000 and $141,000 for the years ending July 31, 2008, 2009, 2010, 2011, 2012 and thereafter.

In-process research and development is expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. The $632,000 allocated to in-process research and development was recorded in “In-process research and development” in the consolidated statement of operations. In-process research and development efforts as of the acquisition date related to feature enhancements and functional improvements to the underlying technology. This development project is intended to add new functionalities necessary to address evolving customer needs and drive market acceptance of the acquired products. The acquired in-process technology is at a stage of development that requires further research and development to determine technical feasibility and commercial viability. Developing new products and functionalities is time-consuming, costly, and complex. Because the in-process research and development is not yet complete and not yet generating revenue and profits, there is risk that the developments will not be completed and/or not competitive with other products using alternative technologies that offer comparable functionalities.

The fair value assigned to in-process research and development was determined using the income approach, under which the Company considered the importance of products under development to its overall development plans, estimated the costs to develop the purchased in-process research and development into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 27.0% in the present value calculations, which

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results.

4.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock. The following table sets forth the computation of net loss per share:

	Years Ended July 31,
	2007	2006	2005
	(In thousands, except per share data)

Net loss	$(24,382)	$(12,009)	$(32,635)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	34,808	11,211	6,999

Basic and diluted net loss per common share	$(0.70)	$(1.07)	$(4.66)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock, redeemable convertible preferred stock warrants and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	Years Ended July 31,
	2007	2006	2005

Options to purchase common stock	21,917,611	14,992,764	4,500,883
Common stock subject to repurchase	1,046,599	2,245,686	5,463,848
Redeemable convertible preferred stock (as converted basis)	—	45,107,887	45,107,887
Redeemable convertible preferred stock warrants (as converted basis)	—	677,106	677,106
Common stock warrants	556,292	—	—

5.	Short-Term Investments

Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
		(In thousands)

Balance at July 31, 2007
Auction rate securities	$5,209	$—	$—	$5,209
U.S. government agency securities	47,387	23	—	47,410
Asset-backed securities	4,518	5	—	4,523
Commercial paper	5,287	1	—	5,288

Total short-term investments	$62,401	$29	$—	$62,430

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no short-term investments as of July 31, 2006.

The cost basis and fair value of available-for-sale securities as of July 31, 2007, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(In thousands)

One year or less	$48,722	$48,737
Over one year	13,679	13,693

Total short-term investments	$62,401	$62,430

As of July 31, 2007, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The Company invests in securities that are rated investment grade or better. The Company has determined that unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. There were no realized gains or losses recorded during fiscal 2007.

6.	Balance Sheet Components

The following tables provide details of selected balance sheet items:

	As of July 31,
	2007	2006
	(In thousands)

Accounts Receivable, Net
Trade accounts receivable	$24,229	$13,648
Less: Allowance for doubtful accounts	(507)	(352)

Total	$23,722	$13,296

	As of July 31,
	2007	2006
	(In thousands)

Inventory
Raw materials	$543	$449
Work in process	167	9
Finished goods	8,281	5,635

Total	$8,991	$6,093

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of July 31,
	2007	2006
	(In thousands)

Accrued Liabilities
Compensation and benefits	$7,017	$2,427
Inventory	3,444	755
Preferred stock warrants	—	941
Other	4,856	3,939

Total	$15,317	$8,062

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	As of July 31,
	Useful Lives	2007	2006
		(In thousands)

Property and Equipment, Net
Computer equipment	2 years	$3,846	$2,093
Computer software	2 years	1,587	830
Machinery and equipment	2 years	3,454	2,562
Furniture and fixtures	5 years	426	223
Leasehold improvements	2-5 years	232	106

Total property and equipment gross		9,545	5,814
Less: Accumulated depreciation and amortization		(5,836)	(3,843)

Total property and equipment net		$3,709	$1,971

Depreciation and amortization expense totaled $2.0 million, $1.5 million and $1.2 million for the years ended July 31, 2007, 2006 and 2005, respectively.

8.	Deferred Revenue

Deferred revenue consists of the following:

	As of July 31,
	2007	2006
	(In thousands)

Deferred Revenue
Product	$2,587	$1,108
Professional services and support	10,021	3,674
Ratable product and related services and support	3,459	6,855

Total deferred revenue, current	16,067	11,637
Professional services and support, long-term	3,618	1,175
Ratable product and related services and support, long-term	2,162	5,628

Total deferred revenue, long-term	5,780	6,803

Total deferred revenue	$21,847	$18,440

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At July 31, 2007, the Company had $5.8 million in long-term deferred revenue, of which $3.4 million, $1.7 million, $361,000, $113,000 and $163,000 will be amortized to revenue in fiscal 2008, 2009, 2010, 2011 and 2012, respectively.

9.	Income Taxes

The components of the provision for income taxes for the years ended July 31, 2007, 2006 and 2005 are as follows:

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

Current
State	$25	$10	$9
Foreign	350	296	147

Total provision for income taxes	$375	$306	$156

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of July 31, 2007 and 2006 are as follows:

	As of July 31,
	2007	2006
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$20,255	$19,683
Research and development credits	5,267	2,471
Accruals and reserves	9,509	6,193
Depreciation and amortization	2,460	2,519

Total deferred tax assets	37,491	30,866
Valuation allowance	(37,491)	(30,866)

Net deferred tax assets	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is dependent upon the generation of future taxable income during the periods in which those temporary differences and net operating loss carryforwards are deductible.

Based on the available objective evidence, including the fact that the Company has generated losses in the U.S. since inception, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets as of the fiscal years ended July 31, 2007 and 2006. The valuation allowance increased approximately $6.6 million, $4.7 million and $12.6 million during the years ended July 31, 2007, 2006 and 2005, respectively.

The differences between the provision for (benefit from) income taxes computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for 2007, 2006 and 2005, are as follows:

	Years Ended July 31,
	2007	2006	2005

Federal income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
Stock compensation and warrant expense	18.7%	—%	—%
State income tax (benefit), net of federal benefit	(3.9)%	(6.2)%	(4.5)%
Foreign taxes	1.3%	0.6%	0.0%
Non-deductible expenses	0.7%	5.2%	1.5%
Research and developments credits	28.4%	(2.8)%	(1.3)%
Change in valuation allowance	(9.6)%	39.8%	38.8%

Total provision for income taxes	1.6%	2.6%	0.5%

As of the fiscal years ended 2007, 2006 and 2005, the Company had $52.1 million, $50.7 million and $46.7 million, respectively, of Federal and $46.5 million, $44.8 million and $41.4 million, respectively, of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2022 and 2013 for Federal and state tax purposes, respectively.

The Company has research credit carryforwards for the fiscal years ended 2007, 2006 and 2005 of approximately $3.3 million, $1.5 million and $1.2 million, respectively, for Federal and $2.9 million, $1.5 million and $932,000, respectively, for state income tax purposes. If not utilized, the Federal carryforwards will expire in various amounts beginning in 2022. The California credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Redeemable Convertible Preferred Stock

Prior to the initial public offering in March 2007, the Company’s Certificate of Incorporation authorized the issuance of up to 51,084,551 shares of redeemable convertible preferred stock, with $0.0001 par value. Redeemable convertible preferred stock at July 31, 2006 consisted of the following:

	Shares
		Issued and	Liquidation	Proceeds Net of
Series	Authorized	Outstanding	Preference	Issuance Costs
			(In thousands)

A	14,444,551	14,262,748	$9,513	$9,450
B	19,000,000	18,333,333	22,000	21,957
C	13,000,000	12,511,806	26,700	26,602

	46,444,551	45,107,887	$58,213	$58,009

In September 2005 and September 2006, the Company entered into Series D preferred stock purchase agreements with various purchasers in which the Company agreed to issue 4,573,296 shares of Series D redeemable convertible preferred stock. During this time, the Company determined that it inadvertently did not receive all requisite stockholder approvals for the issuance of the shares and subsequently obtained stockholder approvals in December 2006, at which time the Company issued a total of 4,573,296 shares at $6.5443 per share. Total cash consideration for the Series D redeemable convertible preferred stock, which also represents its liquidation preference, was $29.9 million, of which $19.3 million and $10.6 million was received in September 2005 and September 2006, respectively. The Company recorded the gross proceeds received as a deposit for Series D redeemable convertible preferred stock within current liabilities on the balance sheets until such time as the Company received requisite stockholder approval. The Company also recorded related deferred issuance costs of $97,000 as of July 31, 2006 within prepaids and other on the balance sheets.

On December 10, 2006, the Company’s Board of Directors approved the filing of a Restated Certificate of Incorporation (the “Restated Certificate”) to create and authorize the issuance of up to 4,640,000 shares of Series D redeemable convertible preferred stock and increase the number of authorized shares of common stock to 95,440,000 shares, subject to stockholder approval. On December 13, 2006, the Company’s stockholders approved, and the Company filed, the Restated Certificate. At that time, the Company issued 4,573,296 shares of Series D redeemable convertible preferred stock at $6.5443 per share. These shares were issued in full satisfaction of the Company’s obligations under the Series D preferred stock purchase agreements entered into in September 2005 and September 2006. Upon receiving stockholder approval, the Company reclassified the deposit to redeemable convertible preferred stock in the consolidated balance sheets. The Company recorded a loss of $26,000 arising from the difference between the fair value of the shares issued and the carrying value of the deposit for Series D redeemable convertible preferred stock in its consolidated statement of operations for the year ended July 31, 2007.

Upon the closing of the IPO in March 2007, all shares of outstanding redeemable convertible preferred stock automatically converted into 49,681,883 shares of common stock.

Warrants for Redeemable Convertible Preferred Stock

During 2003 and 2004, in connection with equipment loan agreements (Note 14), the Company issued two lessors fully vested warrants to purchase redeemable convertible preferred stock at exercise prices ranging from $0.67 to $2.13 per share.

Subsequent to the IPO in March 2007, and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the Company issued 113,770 shares of common stock in connection with a cashless or net exercise of warrants to purchase 120,814 shares of common stock at exercise prices ranging from $0.67 to $1.20 per share.

As of July 31, 2007, outstanding warrants to purchase common stock were as follows:

		Exercise	Number of Shares
Issue Date	Term	Price	Underlying Warrant

March 3, 2003	7 years	$0.67	144,303
May 18, 2004	7 years	$1.20	263,889
May 18, 2004	7 years	$2.13	148,100

11.	Capital Stock

The Company’s Restated Certificate of Incorporation, as amended and restated in March 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share and 10,000,000 shares of preferred stock with $0.0001 par value per share. As of July 31, 2007, the Company had reserved 38,965,837 shares of common stock for issuance under its stock plans.

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of a voluntary or involuntary termination of employment of the shareholder. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of July 31, 2007, 2006 and 2005, a total of 1,046,599, 2,245,686 and 5,345,934, respectively, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $1.4 million, $1.4 million and $599,000 as of July 31, 2007, 2006 and 2005, respectively, is recorded in accrued liabilities.

The activity for the year ended July 31, 2007 of non-vested shares acquired through early exercise of unvested options granted to employees is as follows:

Non-Vested Shares	Shares

Non-vested as of July 31, 2006	2,245,686
Early exercise of options	1,577,348
Vested	(2,600,714)
Forfeited	(175,721)

Non-vested as of July 31, 2007	1,046,599

In July 2005, the Company entered into a Stock Issuance Agreement with Microsoft, a customer, pursuant to which the Company agreed to issue Microsoft the number of shares of its common stock determined by dividing up to $3.5 million by the actual per share public offering price in the event of a firmly underwritten IPO or up to $5.0 million of consideration in connection with a change of control occurring prior to an IPO based on the cumulative level of purchases by Microsoft. Accordingly, the amount of consideration was not fixed but rather increased directly with the cumulative level of product purchases. As of July 31, 2006, the cumulative product and support sales to Microsoft were $2.0 million and were carried as a long-term liability until the Company issued the shares of common stock to Microsoft under the stock issuance agreement. During the year ended July 31, 2007, the Company completed a firmly underwritten IPO at which time the cumulative sales to Microsoft exceeded $3.5 million. Therefore, upon the closing of the IPO and in recognition of the $3.5 million in cumulative sales to Microsoft, 318,181 shares of the Company’s common stock were issued under the stock issuance agreement. Further, for the cumulative sales in excess of $3.5 million, the Company recognized revenue of $5.9 million during the year ended July 31, 2007.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company completed its initial public offering of common stock in which it issued and sold 9,200,000 shares of common stock, at a public offering price of $11.00 per share. The Company raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million.

12.	Stock Option and Other Benefit Plans

2002 Stock Plan

The Company’s 2002 Stock Plan (“2002 Plan”) was adopted by its board of directors and approved by its stockholders in April 2002. The 2002 Plan provides for the grant of incentive stock options to the Company’s employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options to the Company’s employees, outside directors and consultants and any parent and subsidiary corporation’s employees and consultants. The administration and features of the 2002 Plan and the terms of the options granted thereunder are substantially similar to the corresponding features of the 2007 Equity Incentive Plan, including with respect to “change in control” transactions as described below.

As provided by the 2007 Equity Incentive Plan, 3,881,664 shares, representing all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the IPO. However, the plan will continue to govern the terms and conditions of the outstanding awards previously granted under the 2002 Plan.

2007 Equity Incentive Plan

In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of incentive stock options to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares and deferred stock units to the Company’s employees, directors, consultants and its parent and subsidiary corporations’ employees and consultants.

The Company reserved the following shares of common stock for issuance under the 2007 Plan:

•	all shares of the Company’s common stock reserved under the 2002 Plan which have been reserved but are not issued or subject to outstanding grants, up to a maximum of 7,000,000 shares; and

•	any shares of common stock issued under the 2002 Plan that are returned to the 2002 Plan as a result of the termination of options or that are repurchased by the Company pursuant to the terms of the plan, up to a maximum of 10,000,000 shares.

As provided by the 2007 Plan, 3,881,664 shares, representing all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the IPO.

Additionally, the Company’s 2007 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year, beginning with fiscal 2008, equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.

As of July 31, 2007, 38,965,837 shares were reserved for future grants under the 2007 Plan.

Incentive and nonstatutory stock options under the 2007 Plan may be granted at prices not less than 100% of the closing price of the stock on the Nasdaq Global Market as of the date of grant. For options granted to an employee who owns more than 10% of the voting power of all classes of stock of the Company, the exercise price shall be no less than 110% of the estimated value of the stock at the date of grant. Options generally vest over a four year period and expire no later than ten years after the date of grant.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards granted under the 2007 Plan are shares of common stock that vest in accordance with terms and conditions established by the plan administrator. The plan administrator will determine the number of shares of restricted stock granted to any employee, director, or consultant. The plan administrator may impose whatever conditions to vesting it determines to be appropriate. Shares of restricted stock that do not vest are subject to the Company’s right of repurchase or forfeiture.

Restricted stock units (RSUs) granted under the 2007 Plan are awards that will result in a payment to a participant only if performance goals established by the plan administrator are achieved or the awards otherwise vest. The plan administrator will determine the terms and conditions of restricted stock units, including vesting criteria and the form and timing of payment. Payment for restricted stock units will be made in shares of the Company’s common stock.

Stock appreciation rights granted under the 2007 Plan allow the recipient to receive the appreciation, if any, in the fair market value of common stock between the date of grant and the exercise date. The plan administrator determines the terms and conditions of stock appreciation rights, including when these rights become exercisable. Payment for stock appreciation rights will be made in shares of the Company’s common stock. Stock appreciation rights expire under the same rules that apply to stock options. As of July 31, 2007, the Company has not granted any stock appreciation rights.

Performance shares granted under the 2007 Plan are awards that will result in a payment to a participant only if performance goals established by the plan administrator are achieved or the awards otherwise vest. The plan administrator shall determine the number of shares and the conditions that must be satisfied, which typically are based principally on achievement of performance milestones, but may include a service-based component.

Deferred stock units may be granted under the 2007 Plan which can be restricted stock, restricted stock unit or performance share awards that are paid out in installments or on a deferred basis, in accordance with rules established by the plan administrator.

Employee Stock Purchase Plan

In December 2006, the Company’s board of directors approved the Employee Stock Purchase Plan (ESPP). Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a 2 year offering period with purchase dates at the end of each 6-month purchase period. The first offering period under the ESPP commenced in March 2007. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 2,000 shares of common stock in any one calendar year. The ESPP is compensatory and results in compensation expense under SFAS 123R. A total of 1,000,000 shares of common stock have been reserved for issuance under the 2007 Employee Stock Purchase Plan. For the year ended July 31, 2007, ESPP compensation expense was $628,000.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value

Balance at July 31, 2004	1,767,973	2,060,195	$0.13
Issuance of share awards	(31,250)	—	—
Shares reserved for issuance	2,500,000	—	—
Options granted at less than fair value(2)	(3,668,479)	3,668,479	0.35	$0.80
Options exercised	—	(761,124)	0.24			$83,187
Options repurchased	655,468	—	0.12
Options cancelled	466,667	(466,667)	0.24

Balance at July 31, 2005	1,690,379	4,500,883	0.28
Issuance of share awards	(17,550)	—	—
Shares reserved for issuance	12,347,261	—	—
Options granted
At fair value(1)	(9,381,580)	9,381,580	2.26	1.27
At less than fair value(2)	(3,456,000)	3,456,000	1.20	1.01
In excess of fair value(3)	(252,800)	252,800	2.65	1.09
Options exercised	—	(1,896,082)	0.73			1,446,903
Options repurchased	1,381,480	—	0.12
Options cancelled	702,417	(702,417)	0.53

Balance at July 31, 2006	3,013,607	14,992,764	1.70
Shares reserved for issuance	9,800,000	—	—
RSU grants	(366,990)	—	—
Options granted
At fair value(1)	(10,303,200)	10,303,200	5.98	2.85
In excess of fair value(3)	(10,000)	10,000	19.25	7.88
Options exercised	—	(2,338,566)	1.72			$8,489,885
Options repurchased	175,721	—	0.40
Options cancelled	1,049,787	(1,049,787)	2.90

Balance at July 31, 2007	3,358,925	21,917,611	$3.66

Options vested as of July 31, 2007		4,141,400	$1.44		7.93	$77,217,683
Options vested and expected to vest as of July 31, 2007(4)		19,568,744	$3.60		8.77	$322,517,110
Options exercisable as of July 31, 2007		13,139,422	$1.83		8.43	$239,800,147

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Options granted at fair value represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant.

(2)	Options granted at less than fair value represent options whose exercise price is less than the estimated fair value of the common stock on the date of the grant.

(3)	Options granted in excess of fair value represent options whose exercise price is greater than the estimated fair value of the common stock on the date of the grant.

(4)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

As of July 31, 2007, $31.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 2.93 years.

Non-vested restricted stock awards and units as of July 31, 2007 and changes during the year ended July 31, 2007 were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Balance at July 31, 2006	—
Awards granted	366,990	$14.97
Awards vested	(96,290)	$8.08

Balance at July 31, 2007	270,700	$17.43

In the year ended July 31, 2007, the Company issued restricted stock units totaling 265,700 shares of common stock to employees. The estimated fair value of the awards measured on the date of the award was $4.6 million and is based on the market price of the Company’s stock on the grant date. Stock-based compensation related to these awards for the year ended July 31, 2007 was $202,000. As of July 31, 2007, $3.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 3.28 years. The total fair value of restricted stock awards vested during the year ended July 31, 2007 was $778,000.

Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

Year Ended
July 31,
2007

Assumptions
Risk-free interest rate	4.7%
Expected term (in years)	4.3
Dividend yield	—
Volatility	53%
Weighted average fair value of options granted	$2.86

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

Year Ended
July 31,
2007

Assumptions
Risk-free interest rate	5.0%
Expected term (in years)	0.4
Dividend yield	—
Volatility	47%
Weighted average fair value of options granted	$3.11

The total fair value of options and share awards vested in each of the years ended July 31, 2007, 2006 and 2005 was $7.2 million, $1.8 million and $937,000, respectively. The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual term of 10 years. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. As required by SFAS 123R, the Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.

Stock-based Expenses

Total stock-based compensation for the years ended July 31, 2007, 2006 and 2005 was $12.7 million, $1.3 million and $1.1 million, respectively. The Company did not capitalize stock-based compensation during the year ended July 31, 2007 due to the amount qualifying for capitalization being immaterial.

As a result of adopting SFAS 123R on August 1, 2006, during the year ended July 31, 2007, the Company’s net loss was $7.2 million greater than if the Company had continued to account for stock-based compensation under APB 25, and its basic and diluted net loss per share for the year ended July 31, 2007 was higher by $0.21. The Company recorded no tax benefit related to stock-based compensation during the year ended July 31, 2007, since the Company currently maintains a full valuation allowance on its deferred tax assets. In future periods, stock-based compensation expense may increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

In the year ended July 31, 2007, the Company modified the terms of 278,793 shares underlying certain outstanding options held by certain former employees. As a result of the modification to the terms of these stock awards, the Company recognized additional compensation expense of $1.1 million for the year ended July 31, 2007. There were no modifications in fiscal 2006 or 2005.

During the years ended July 31, 2007, 2006 and 2005, the Company issued fully vested stock awards of 44,000, 3,500 and 31,250 shares, respectively, to employees. The estimated fair value of the awards measured on the award date was $245,000, $2,000 and $8,000, respectively for the years ended July 31, 2007, 2006 and 2005.

During the years ended July 31, 2007, 2006 and 2005 the Company issued fully vested stock awards of 50,000, 16,050 and 0 shares, respectively, to consultants. The estimated fair value of the awards measured on the date of the awards was $534,000, $24,000 and $0 for the awards granted during the years ended July 31, 2007, 2006 and 2005, respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended July 31, 2007, 2006 and 2005, the Company granted fully vested stock options to purchase 2,000, 15,000 and 74,479, shares of common stock, respectively, to consultants of the Company at exercise prices ranging from $0.30 to $3.63 per share. The estimated fair value of the options measured on the date of grant, using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56%, 70% and 100%, respectively, and risk-free interest rates ranging from 4.26% to 4.99%, was $4,000, $19,000 and $88,000, respectively, for options issued during the years ended July 31, 2007, 2006 and 2005. Since the stock options were fully vested, they were expensed in full at the time of grant.

During the years ended July 31, 2007, 2006 and 2005, the Company granted stock options to purchase 10,000, 35,000 and 25,000 shares, respectively, to consultants in exchange for services. These options vest over a period of up to four years and have exercise prices ranging from $0.12 to $3.63 per share. The Company recognizes stock compensation expense on a straight line basis over the vesting periods of the underlying awards based on an estimate of their fair value using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56%, 70% and 100%, respectively, and risk-free interest rates of 2.40% to 5.08%. The fair value of stock options granted to non-employees is re-measured at each reporting date. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date. The Company recorded stock-based compensation expense related to these awards which continue to vest of $549,000, $287,000 and $239,000 during the years ended July 31, 2007, 2006 and 2005, respectively.

In March 2007, the Company contributed 100,000 shares of fully vested common stock to a charitable foundation. The aggregate cash consideration for these shares was $10 and $1.4 million in fair value was recorded within stockholders’ equity and as a general and administrative expense during the year ended July 31, 2007.

Prior to the Adoption of SFAS 123R

Prior to August 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation , an Interpretation of APB Opinion No. 25 (“FIN 44”) and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans , and had adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the expenses for the Company’s stock-based compensation plans been determined based on the fair value of the options at the grant date of the awards consistent with the provisions of SFAS 123, the net loss would have been increased to the pro forma amounts indicated below:

	Years Ended July 31,
	2006	2005
	(In thousands, except per share amounts)

Net loss, as reported	$(12,009)	$(32,635)
Add: Employee stock-based compensation expense included in reported net loss	1,028	644
Less: Total employee stock-based compensation expense determined under the fair value method	(2,642)	(984)

Pro forma, net loss	$(13,623)	$(32,975)

Basic and diluted net loss per share
As reported	$(1.07)	$(4.66)
Pro forma	$(1.22)	$(4.71)

The fair value of each option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2006	2005

Assumptions
Risk-free interest rate	4.6%	3.6%
Expected term (in years)	4.0	4.0
Dividend yield	—	—
Volatility	70%	100%
Weighted average fair value of options granted	$1.20	$0.80

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

13.	Segment Information

The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

level. Accordingly, the Company reports as a single operating segment. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed to geographic location based on the ship-to location of the Company’s customers.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Years Ended July 31,
	2007	2006	2005
	(In thousands)

United States	$84,878	$53,132	$8,791
Europe, Middle East and Africa	20,710	7,711	1,325
Asia Pacific	13,301	7,232	1,566
Rest of World (including Japan)	8,610	4,428	361

Total	$127,499	$72,503	$12,043

14.	Commitments and Contingencies

Legal Matters

From time to time, third parties assert claims against the Company arising from the normal course of business activities. There were no claims as of July 31, 2007 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware alleging patent infringement. The Company intends to vigorously defend against these claims.

Equipment Loans

In March 2003, the Company entered into an equipment loan and security agreement with a financial institution for borrowings of up to $1.8 million. Borrowings under this loan bore interest annually at 7.5%. The Company was required to repay the borrowings under this loan in three consecutive interest-only monthly payments, followed by 36 equal monthly installments of principal plus interest.

The Company was also required to pay an additional payment in the amount of 12.5% of the draw-down amount, at the end of the term of each borrowing under the equipment loan line. This loan was collateralized by various new and used equipment including computers, peripherals, lab equipment and evaluation equipment.

In connection with the agreement, the Company issued the lender warrants to purchase 37,481 shares of Series A redeemable convertible preferred stock and 83,333 shares of Series B redeemable convertible preferred stock (Note 10).

In July 2003, the Company entered into a second equipment loan and security agreement with a financial institution for borrowings of up to $2.0 million. Borrowings under this loan bore interest annually at 12.3%. The Company was required to repay the borrowings under this loan in equal monthly installments of principal plus interest over 39 months. The loan was collateralized by various new and used equipment including computers, peripherals, lab equipment and evaluation equipment.

In connection with the agreement, the Company issued the lender warrants to purchase 144,303 shares of Series A redeemable convertible preferred stock, 263,889 shares of Series B redeemable convertible preferred stock and 148,100 shares of Series C redeemable convertible preferred stock (Note 10).

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2007, these equipment loans had been repaid.

Lease Obligations

The Company leases office space under noncancelable operating leases with various expiration dates through August 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the years ended July 31, 2007, 2006 and 2005 was $1.6 million, $849,000 and $621,000, respectively. On September 7, 2007, the Company renewed its lease for property located in Sunnyvale, California. The lease agreement expires in August 2010.

Future minimum lease payments under noncancelable operating leases, including the renewal of the Sunnyvale, California lease in September 2007, are as follows:

Operating
Leases
(In thousands)

Year Ending July 31,
2008	$1,153
2009	1,064
2010	1,044
2011	284
2012	13
Thereafter	—

Total minimum payments	$3,558

Employee Agreements

The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.

Warranties

The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 12-15 months from the date of purchase.

The Company warrants that any media on which its software products are recorded will be free from defects in materials and workmanship under normal use for a period of 90 days from the date the products are delivered to the end customer. In addition, the Company warrants that its hardware products will substantially conform to the Company’s published specifications.

Historically, the Company has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every period and makes adjustments to the liability as necessary.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(In thousands)

Balance as of July 31, 2005	$67
Provision	15
Changes in estimates for pre-existing warranties	(42)
Settlements made during the year	(5)

Balance as of July 31, 2006	35
Provision	57
Settlements made during the year	(7)

Balance as of July 31, 2007	$85

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $8.3 million and $4.6 million in noncancelable purchase commitments with these providers as of July 31, 2007 and 2006, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2007 and 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Because our fiscal year ended before December 15, 2007 and we are not an “accelerated filer” or “large accelerated filer” (as those terms are defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended), this annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period, established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:  The financial statements filed as part of this report are listed on the index to financial statements on page 47.

(2) Financial Schedules:  Schedule II “Valuation and Qualifying Accounts” appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at				Balance at
	Beginning				End of
Allowance for Doubtful Accounts	of Year	Additions	Deductions		Year
		(In thousands)

Year ended July 31, 2005	$26	$138	$—		$164
Year ended July 31, 2006	$164	$254		$(66)	$352
Year ended July 31, 2007	$352	$199		$(44)	$507

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 12th day of October 2007.

ARUBA NETWORKS, INC.

/s/  Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dominic P. Orr and Steffan Tomlinson, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	October 12, 2007

/s/ Steffan Tomlinson Steffan Tomlinson	Chief Financial Officer (Principal Accounting and Financial Officer)	October 12, 2007

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Vice President, Products and Partnerships, Director	October 12, 2007

/s/ Bernard Guidon Bernard Guidon	Director	October 12, 2007

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	October 12, 2007

/s/ Michael R. Kourey Michael R. Kourey	Director	October 12, 2007

/s/ Doug Leone Doug Leone	Director	October 12, 2007

/s/ Shirish S. Sathaye Shirish S. Sathaye	Director	October 12, 2007

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	October 12, 2007

EXHIBIT INDEX

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

3	.1*	Restated Certificate of Incorporation of Registrant	Current Report on Form 8-K	April 5, 2007
3	.2*	Amended and Restated Bylaws of Registrant	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
4	.1*	Specimen common stock certificate	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
4	.2*	Amended and Restated Investors’ Rights Agreement, dated September 6, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
4	.3*	Warrants to purchase preferred stock of Registrant, issued to Lighthouse Capital Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
4	.4*	Warrants to purchase preferred stock of Registrant, issued to Costella Kirsch Venture	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.1*	Form of Indemnification Agreement	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
10	.2A*	2002 Stock Plan of Registrant, as amended	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.2B*	Forms of Stock Option Agreements under the 2002 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2007
10	.3A*	2007 Equity Incentive Plan of Registrant	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 8, 2007
10	.3B*	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.4A*	Employee Stock Purchase Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.4B*	Form of Subscription Agreement under the Employee Stock Purchase Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.5*	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic P. Orr	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.6*	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.7*	Employment offer letter, dated July 18, 2006, between Registrant and Sriram Ramachandran	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.8*	Employment offer letter, dated July 14, 2005, between Registrant and Steffan Tomlinson	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.9*	Employment offer letter, dated June 2, 2004, between Registrant and Richard Wilmer	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.10*	Separation Agreement, dated August 30, 2006, between Registrant and David Butler	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.11*	Loan and Security Agreement, dated March 3, 2003, between Registrant and Lighthouse Capital Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.12*	Master Loan and Security Agreement, dated July 31, 2003, between Registrant and Costella Kirsch Venture Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.13*	Sublease Agreement, dated September 10, 2004, for 1322 Crossman Ave., Sunnyvale, California	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.14†*	Flextronics Manufacturing Services Agreement, dated January 1, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.15†*	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 20, 2007
10	.16*	Software License Agreement, dated January 11, 2006, between Registrant and Broadcom Corporation	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.17†*	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007
10	.18†*	Amendment No. 1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007
21.1		List of subsidiaries of Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.