Form 10-Q
period 2007-10-31
ARUBA NETWORKS, INC.
filed 2007-12-07
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33347
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0579097
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of December 5, 2007 was: 79,655,891.

ARUBA NETWORKS, INC.
INDEX

Item 1 – Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	October 31,	July 31,
	2007	2007
ASSETS
Current assets
Cash and cash equivalents	$52,395	$42,570
Short-term investments	56,233	62,430
Accounts receivable, net	29,466	23,722
Inventory, net	12,368	8,991
Deferred costs	3,279	3,217
Prepaids and other	3,274	2,432

Total current assets	157,015	143,362

Property and equipment, net	4,748	3,709
Intangible assets, net	3,679	3,912
Deferred costs	567	722
Other assets	481	428

Total assets	$166,490	$152,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,876	$2,201
Accrued liabilities	18,040	15,317
Income taxes payable	355	281
Deferred revenue	18,197	16,067

Total current liabilities	38,468	33,866

Deferred revenue	6,406	5,780

Total liabilities	44,874	39,646

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at October 31, 2007 and July 31, 2007, no shares issued and outstanding at October 31, 2007 and July 31, 2007	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, 2007 and July 31, 2007; 79,397 and 76,927 shares issued and outstanding at October 31, 2007 and July 31, 2007	8	8
Additional paid-in capital	223,265	213,545
Accumulated other comprehensive income	77	29
Accumulated deficit	(101,734)	(101,095)

Total stockholders’ equity	121,616	112,487

Total liabilities and stockholders’ equity	$166,490	$152,133

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended
	October 31,
	2007	2006
Revenues
Product	$38,458	$19,106
Professional services and support	7,273	2,121
Ratable product and related professional services and support	999	3,278

Total revenues	46,730	24,505

Cost of revenues
Product	11,857	7,301
Professional services and support	2,817	1,174
Ratable product and related professional services and support	362	1,186

Total cost of revenues	15,036	9,661

Gross profit	31,694	14,844

Operating expenses
Research and development	8,300	5,091
Sales and marketing	21,700	10,808
General and administrative	4,191	2,613

Total operating expenses	34,191	18,512

Operating loss	(2,497)	(3,668)

Other income (expense), net
Interest income	1,356	112
Interest expense	—	(35)
Other income (expense), net	726	(831)

Total other income (expense), net	2,082	(754)

Loss before provision for income taxes	(415)	(4,422)

Provision for income taxes	224	88

Net loss	$(639)	$(4,510)

Net loss per common share, basic and diluted	$(0.01)	$(0.34)

Shares used in computing basic and diluted net loss per common share	77,102	13,279

Stock-based compensation expense included in above:
Cost of revenues	$150	$47
Research and development	1,450	226
Sales and marketing	2,695	888
General and administrative	910	653
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	October 31,
	2007	2006
Cash flows from operating activities
Net loss	$(639)	$(4,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	903	396
Provision for doubtful accounts	114	28
Write downs for excess and obsolete inventory	102	338
Compensation related to stock options and share awards	5,205	1,814
Non-cash interest expense	—	16
Accretion of purchase discounts on short-term investments	(855)	—
Change in carrying value of preferred stock warrants	(715)	784
Changes in operating assets and liabilities
Accounts receivable	(5,858)	(630)
Inventory, net	(3,582)	(1,668)
Prepaids and other	(842)	(316)
Deferred costs	93	1,315
Other assets	(53)	(142)
Accounts payable	(490)	(1,143)
Deferred revenue	2,756	(1,720)
Other current and noncurrent liabilities	2,905	3,087
Income taxes payable	74	31

Net cash used in operating activities	(882)	(2,320)

Cash flows from investing activities
Purchases of short-term investments	(11,654)	—
Proceeds from sales and maturities of short-term investments	18,754	—
Purchases of property and equipment	(1,440)	(650)

Net cash provided by (used in) investing activities	5,660	(650)

Cash flows from financing activities
Repayments on equipment loan obligations	—	(195)
Deposit for Series D redeemable convertible preferred stock, net	—	10,596
Cash received under stock issuance agreement	—	934
Proceeds from issuance of common stock	5,047	280

Net cash provided by financing activities	5,047	11,615

Net increase in cash and cash equivalents	9,825	8,645

Cash and cash equivalents, beginning of period	42,570	9,263

Cash and cash equivalents, end of period	$52,395	$17,908

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
Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on October 12, 2007. The July 31, 2007 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2007 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2007, its results of operations for the three months ended October 31, 2007 and 2006, and its cash flows for the three months ended October 31, 2007 and 2006. The results for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2008.
     During the three months ended October 31, 2007, the Company determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third fiscal quarter of 2007. During the first fiscal quarter of 2008, the Company corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. In addition, during the three months ended October 31, 2007, the Company determined that stock-based compensation related to its employee stock purchase plan was understated by $48,000 and $87,000 in the third and fourth fiscal quarters of 2007, respectively. During the first fiscal quarter of 2008, the Company corrected these errors resulting in the inclusion of $135,000 of additional stock-based compensation within the consolidated statement of operations for the three months ended October 31, 2007. The Company and its Audit Committee concluded that these errors were not material to the third and fourth fiscal quarters of 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the corrections were recorded in the first fiscal quarter of 2008.
Significant Accounting Policies
     Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the three months ended October 31, 2007 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K filed on October 12, 2007.

2. Net Loss Per Common Share
     Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock. The following table sets forth the computation of net loss per share:

	Three months ended
	October 31,
	2007	2006
	(in thousands, except per share data)
Net loss	$(639)	$(4,510)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	77,102	13,279

Basic and diluted net loss per common share	$(0.01)	$(0.34)

     The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	October 31,
	2007	2006
Options to purchase common stock	20,465,297	16,633,584
Common stock subject to repurchase	829,880	1,676,701
Redeemable convertible preferred stock (as converted basis)	—	45,107,887
Redeemable convertible preferred stock warrants (as converted basis)	—	677,106
3. Balance Sheet Components
     The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2007	2007
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$30,057	$24,229
Less: Allowance for doubtful accounts	(591)	(507)

Total	$29,466	$23,722

	October 31,	July 31,
	2007	2007
	(in thousands)
Inventory, net
Raw materials	$671	$543
Work in process	218	167
Finished goods	11,479	8,281

Total	$12,368	$8,991

	Estimated	Gross	Accumulated	Net
As of October 31, 2007	Useful Lives	Value	Amortization	Value

		(in thousands)
Intangible Assets, net
Developed technology and patents	4 years	$3,402	$(214)	$3,188
Customer contracts	7 years	481	(17)	464
Support and non-compete agreements	2 to 6 years	29	(2)	27

Total		$3,912	$(233)	$3,679

     During the three months ended October 31, 2007, the Company recorded $234,000 of amortization expense related to the intangible assets purchased in its acquisition of Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products on July 20, 2007. The estimated future amortization expense of intangible assets is $673,000 for the remaining nine months of 2008 and $935,000, $929,000, $929,000, $72,000 and $141,000 for the years ended July 31, 2009, 2010, 2011, 2012 and thereafter, respectively.

	October 31,	July 31,
	2007	2007
	(in thousands)
Accrued Liabilities
Compensation and benefits	$7,265	$7,017
Inventory	4,847	3,444
Other	5,928	4,856

Total	$18,040	$15,317

4. Property and Equipment, Net
     Property and equipment, net consists of the following:

	Estimated	October 31,	July 31,
	Useful Lives	2007	2007
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$4,496	$3,846
Computer software	2 years	2,183	1,587
Machinery and equipment	2 years	3,884	3,454
Furniture and fixtures	5 years	447	426
Leasehold improvements	2-5 years	243	232

Total property and equipment, gross		11,253	9,545
Less: Accumulated depreciation and amortization		(6,505)	(5,836)

Total property and equipment, net		$4,748	$3,709

5. Deferred Revenue
     Deferred revenue consists of the following:

	October 31,	July 31,
	2007	2007
	(in thousands)
Deferred Revenue
Product	$3,749	$2,587
Professional services and support	11,539	10,021
Ratable product and related services and support	2,909	3,459

Total deferred revenue, current	18,197	16,067

Professional services and support, long-term	4,689	3,618
Ratable product and related services and support, long-term	1,717	2,162

Total deferred revenue, long-term	6,406	5,780

Total deferred revenue	$24,603	$21,847

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
6. Income Taxes
     For the three months ended October 31, 2007 and 2006, the Company generated operating losses. Accordingly, the Company’s tax provision for these periods relates primarily to franchise tax and foreign income tax.
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
     As of the year ended July 31, 2007, the Company had $55.5 million of federal and $49.6 million of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2022 and 2013 for federal and state tax purposes, respectively. The Company also had research and credit carryforwards of $2.3 million for federal and $2.0 million for state income tax purposes as of July 31, 2007.
     Based on the available objective evidence, including the fact that the Company has generated losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets.
     Effective August 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit was recorded. Additionally, the Company did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.
     At the adoption date of August 1, 2007, the Company had $1.9 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. There was no material change to the Company’s unrecognized tax benefits at October 31, 2007. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.
     The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.
     The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.
7. Stock Benefit Plans and Common Stock
     In April 2002, the Company’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (“2007 Plan”) and the Employee Stock Purchase Plan (“ESPP”). As provided by the 2007 Plan, all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the IPO.
     In August 2007, the Company issued 556,583 shares of common stock in connection with a cashless or net exercise of warrants to purchase 519,389 shares of common stock at exercise prices ranging from $0.67 to $2.13 per share.
Stock Option Activity
     The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted
			Average	Weighted
	Shares		Exercise	Average	Aggregate
	Available for	Number of	Price	Fair Value	Intrinsic
	Grant	Shares	per Share	per Share	Value

Balance at July 31, 2007	3,358,925	21,917,611	$3.66
Shares reserved for issuance	3,846,366	—
Restricted stock award grants	(325,400)	—
Options granted	(448,750)	448,750	17.95	$8.21
Options exercised	—	(1,648,016)	1.58		$28,137,243
Options cancelled	253,048	(253,048)	2.83

Balance at October 31, 2007	6,684,189	20,465,297	$4.15

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.
     The following table summarizes information about non-vested restricted stock awards:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at July 31, 2007	270,700	$17.43
Awards granted	325,400	18.27
Awards vested	(40,000)	18.45
Awards cancelled	(42,100)	17.39

Balance at October 31, 200	514,000	$19.09

     The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three months ended October 31, 2007 was $1.4 million.

Employee Stock Purchase Plan Activity
     During the three months ended October 31, 2007, 262,084 shares were purchased at an average per share price of $9.35. At October 31, 2007, there were 2,276,462 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three months ended October 31, 2007 was $748,000.
Fair Value Disclosures
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended
	October 31,
	2007	2006
Assumptions
Risk-free interest rate	4.1%	4.7%
Expected term (in years)	4.3	4.3
Dividend yield	—	—
Volatility	51%	56%
Weighted average fair value of options granted	$8.21	$1.40
Employee Stock Purchase Plan

Three months ended
October 31, 2007
Assumptions
Risk-free interest rate	4.2% - 5.0%
Expected term (in years)	0.5 - 2.0
Dividend yield	—
Volatility	43% - 48%
Weighted average fair value of stock purchase rights granted	$3.11-$7.26
     The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual terms. The contractual term of options granted from inception of the Company through August 16, 2007 was generally 10 years. On August 17, 2007, the Company’s Compensation Committee revised its 2007 Plan to provide for a contractual term of seven years on all option grants on or after such date. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The computation of expected volatility was based on the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. As required by SFAS 123R, the Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Expenses
     Total stock-based compensation for the three months ended October 31, 2007 and 2006 was $5.2 million and $1.8 million, respectively. The Company did not capitalize stock-based compensation during the three months ended October 31, 2007 due to the amount qualifying for capitalization being immaterial.
     The Company recorded no tax benefit related to stock-based compensation during the three months ended October 31, 2007, since the Company currently maintains a full valuation allowance on its deferred tax assets.
Shares Subject to Repurchase
     Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the shareholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of October 31, 2007 and July 31, 2007, respectively, a total of 829,880 and 1,046,599, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $1.2 million and $1.4 million as of October 31, 2007 and July 31, 2007, respectively, is recorded in accrued liabilities. For the three months ended October 31, 2007, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2007	1,046,599
Vested	(216,719)

Non-vested as of October 31, 2007	829,880

8. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the following:

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Net loss	$(639)	$(4,510)
Change in unrealized gain on short-term investment	48	—

Comprehensive loss	$(591)	$(4,510)

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
     The following presents total revenue by geographic region:

	Three months ended
	October 31,
	2007	2006
	(in thousands)
United States	$32,090	$16,794
Europe, Middle East and Africa	8,485	3,300
Asia Pacific	4,667	2,304
Rest of World (including Japan)	1,488	2,107

Total	$46,730	$24,505

10. Commitments and Contingencies
Legal Matters
     On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims.

The complaint seeks unspecified monetary damages and injunctive relief. Although the Company intends to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention from operating the Company’s business. Because of the inherent uncertainties of litigation the outcome of this action could be unfavorable. At this time, the Company is unable to estimate the potential financial impact this action could have on the Company.
     The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of October 31, 2007 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Lease Obligations
     The Company leases office space under noncancelable operating leases with various expiration dates through August 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. On November 30, 2007, the Company entered into a new lease for property located in Sunnyvale, California. The lease agreement expires in November 2010.
     Future minimum lease payments under noncancelable operating leases, including the new Sunnyvale, California lease, are as follows:

Operating
Leases
(in thousands)
Remaining nine months of fiscal 200	$1,696
Year Ending July 31,
2009	2,185
2010	3,024
2011	1,011
Thereafter	—

Total minimum payments	$7,916

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

     The warranty reserve is included as a component of accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

Warranty
Amount
(in thousands)
Balance as of July 31, 2007	$85
Provision	29
Obligations fulfilled during period	(11)

Balance as of October 31, 2007	$103

Noncancelable purchase commitments
     The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $10.5 million and $8.3 million in noncancelable purchase commitments with these providers as of October 31, 2007 and July 31, 2007, respectively. The Company expects to sell all products which it has committed to purchase from these providers.
     In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2007 and July 31, 2007.
11. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The Company is required to adopt SFAS 157 effective August 1, 2008. The Company is currently evaluating the potential impact of this statement.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. The Company is required to adopt SFAS 159 effective August 1, 2008. The Company is currently evaluating the potential impact of this statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a majority of our future revenues and an increasingly greater proportion of our future revenues;

•	that international revenues will increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by services revenues to increase;

•	that we will hire a significant number of new employees in future periods;

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that we will continue to invest heavily in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide, which we believe will generate future business;

•	that we will incur significant additional accounting and legal costs related to defending ourselves against claims made by outside parties and compliance with SEC rules and regulations, in addition to other public company costs;

•	regarding the amounts of the remaining deferred revenue associated with ratable product and professional services and support revenues that we expect to amortize over future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations; and

•	that we will have adequate resources and expertise in place to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
     The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report.
Overview
     We securely deliver the enterprise network to users, wherever they work or roam, with user-centric networks that expand the reach of traditional port-centric networks. User-centric networks integrate adaptive wireless local area networks (“WLANs”), application continuity services, and identity-based security into a cohesive, high-performance system that can be deployed as an overlay to existing enterprise networks. Adaptive WLANs deliver high-performance, follow-me connectivity so users are always connected. Application continuity services enable follow-me applications that can be seamlessly accessed across WLAN and cellular networks. Identity-based security associates access policies with users, not ports, to enable follow-me security that is enforced regardless of access method or location. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.
     We began commercial shipments of our products in June 2003. Since that time, our products have been sold to more than 3,300 end customers worldwide, including some of the largest and most complex global organizations. Our product revenue growth rate will depend significantly on continued growth in the market for enterprise mobility solutions, our ability to continue to attract new customers and our ability to compete against more established companies in the market. Our growth in professional services and support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business.
     In March 2007, we completed our initial public offering of common stock in which we issued and sold 9,200,000 shares of our common stock at an issue price of $11.00 per share. We raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. Upon the closing of the IPO, all shares of redeemable convertible preferred stock outstanding automatically converted into 49,681,883 shares of common stock.
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
     Our revenues have grown rapidly since we began commercial shipments of our products in June 2003. We only began recognizing product revenues upon delivery using the residual method for transactions in which all other revenue recognition criteria are met, in the three months ended January 31, 2006. As we have not been able to establish vendor specific objective evidence, (“VSOE”), on our prior services and support offerings, all transactions prior to the three months ended January 31, 2006 continue to be recognized ratably over the support period. See “Critical Accounting Policies — Revenue Recognition.”
     Our revenue growth has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users.
     We sell our products directly through our sales force and indirectly through valued added resellers, (“VARs”), distributors and original equipment manufacturers, (“OEMs”). We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future product revenues.
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
     In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs which, in turn, sells our products under its own brand name. For the three months ended October 31, 2007 and 2006, Alcatel-Lucent accounted for 9.0% and 15.7% of our revenues, respectively.
Cost of Revenues
     Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the significant majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to Flextronics, our contract manufacturer. Flextronics manufactures our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India. Cost of professional services and support revenues is primarily comprised of the personnel costs of providing technical support, including personnel costs associated with our internal support organization. In addition, we employ a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.
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
Operating Expenses
     Operating expenses consist of research and development, sales and marketing and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
     We grew from 307 employees at October 31, 2006 to approximately 475 employees at October 31, 2007. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
     Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. On an absolute dollar basis, we expect research and development expenses to increase. As a percentage of revenue, we expect research and development expenses to remain consistent with the first fiscal quarter of 2008.
     Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
     We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. On an absolute dollar basis, we expect sales and marketing expenses to increase. As a percentage of revenue, we expect sales and marketing expenses to remain consistent or decrease compared with the first fiscal quarter of 2008.
     General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the Securities and Exchange Commission and defending ourselves against claims made by outside parties, as well as additional insurance, investor relations and other costs associated with being a public company. On an absolute dollar basis, we expect general and administrative expenses to increase. As a percentage of revenue, we expect general and administrative expenses to remain consistent or increase compared to the first fiscal quarter of 2008.
Stock-Based Expense
     Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment, (“SFAS 123R”). For the three months ended October 31, 2007 and 2006, we recognized $5.2 million and $1.8 million, respectively, in stock-based expense.
Other Income (Expense), net
     Other income (expense), net includes interest income on cash balances, interest expense and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. The largest component of other income (expense), net in the three months ended October 31, 2007 and 2006 was the adjustment to record our outstanding preferred stock warrants at fair value. During the first fiscal quarter of 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third fiscal quarter of 2007. During the first fiscal quarter of 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third fiscal quarter of 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first fiscal quarter of 2008.
Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts and income taxes.
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
     We account for revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations, (“SOP 97-2”), because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements.
     Typically, our sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, we had not been able to establish VSOE of fair value in accordance with SOP 97-2 at the outset of our arrangements. Accordingly, prior to the second quarter of 2006, we recognized revenue on our transactions’ entire arrangement fees ratably over the support period, as the only undelivered element was typically support.
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
Stock-Based Compensation
     Effective August 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, risk free interest rates and expected dividend yield of our common stock to determine the estimated fair value. We determined the amount of stock-based compensation expense in the three months ended October 31, 2007 and 2006, based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.
     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:
Employee Stock Options

	Three months ended
	October 31,
	2007	2006
Assumptions
Risk-free interest rate	4.1%	4.7%
Expected term (in years)	4.3	4.3
Dividend yield	—	—
Volatility	51%	56%
Weighted average fair value of options granted	$8.21	$1.40
Employee Stock Purchase Plan

Three months ended
October 31, 2007
Assumptions
Risk-free interest rate	4.2% - 5.0%
Expected term (in years)	0.5 - 2.0
Dividend yield	—
Volatility	43% - 48%
Weighted average fair value of stock purchase rights granted	$3.11 - $7.26
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
Inventory Valuation
     Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $102,000 and $338,000 in the three months ended October 31, 2007 and 2006, respectively.
Allowances for Doubtful Accounts
     We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $591,000 and $507,000 at October 31, 2007 and July 31, 2007, respectively.
Income Taxes
     We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences, research and credit carryforwards and net operating loss carryforwards are deductible. To the extent deferred tax assets cannot be recognized under the preceding criteria, a valuation allowance is established.
     Based on the available objective evidence, including the fact that we have generated losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against our deferred tax assets.
     Effective August 1, 2007, we adopted FIN 48. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 6 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.

Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended
	October 31,
	2007	2006
Revenues:
Product	82.3%	78.0%
Professional services and support	15.6%	8.6%
Ratable product and related professional services and support	2.1%	13.4%

Total revenues	100.0%	100.0%

Cost of revenues:
Product	25.4%	29.8%
Professional services and support	6.0%	4.8%
Ratable product and related professional services and support	0.8%	4.9%

Gross margin	67.8%	60.5%

Operating expenses:
Research and development	17.8%	20.8%
Sales and marketing	46.4%	44.1%
General and administrative	9.0%	10.7%

Operating margin	(5.4%)	(15.1%)

Other income (expense), net	4.5%	(2.9%)

Loss before income taxes	(0.9%)	(18.0%)

Provision for income taxes	0.5%	0.4%

Net loss	(1.4%)	(18.4%)

Revenues
     The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Total revenues	$46,730	$24,505

Type of revenues:
Product	38,458	19,106
Professional services and support revenues	7,273	2,121
Ratable product and related professional services and support	999	3,278

Total revenues	$46,730	$24,505

Revenues by geography:
United States	32,090	16,794
Europe, the Middle East and Africa	8,485	3,300
Asia Pacific	4,667	2,304
Rest of World (including Japan)	1,488	2,107

Total revenues	$46,730	$24,505

     For the first fiscal quarter of 2008, total revenues increased 90.7% over the first fiscal quarter of 2007 due to a $24.5 million increase in product and related professional services and support sales to new and existing customers as the market’s acceptance of WLAN products continued to grow. This increase was partially offset by a $2.3 million decrease in ratable product and related professional services and support revenues.

     The decrease in ratable product and related professional services and support revenues in the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
     In the first fiscal quarter of 2008, we derived 81.6% of our product revenues from indirect channels, which consist of value-added resellers, OEMs and other distributors, compared to 86.4% in the first fiscal quarter of 2007. We expect to continue to derive a significant majority of our product revenues from indirect channels as a result of our focus on expanding our indirect channel sales.
     We generated 31.3% of our revenues in the first fiscal quarter of 2008 from shipments to locations outside the United States, compared to 31.5% in the first fiscal quarter of 2007.We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods.
     Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. Further in the first quarter of fiscal 2008, we recognized several significant professional services deals for large installations of our product. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.
Cost of Revenues and Gross Margin
     The following table presents our revenues and cost of revenues, by revenue source, for the periods presented:

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Total revenues	$46,730	$24,505

Cost of product	11,857	7,301
Cost of professional services and support	2,817	1,174
Cost of ratable product and related professional services and support	362	1,186

Total cost of revenues	15,036	9,661

Gross profit	$31,694	$14,844
Gross margin	67.8%	60.5%
     In the first fiscal quarter of 2008 cost of revenues increased 55.6% compared to the first fiscal quarter of 2007 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the first fiscal quarter of 2008, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues.
     Cost of professional services and support revenues increased during this period consistent with the increase in professional services and support revenues. Cost of ratable product and related support and services decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.
     As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.
     Gross margins improved to 67.8% for the first fiscal quarter of 2008 compared to 60.5% for the first fiscal quarter of 2007 due to an increase in our revenues, which grew at a higher rate than the associated costs, primarily as a result of a favorable change in our product mix as we sold more higher-margin products as well as the high growth rate and percentage of revenue in our support business.

Research and Development Expenses

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Research and development expenses	$8,300	$5,091
Percent of total revenue	17.8%	20.8%
     In the first fiscal quarter of 2008, research and development expenses increased 63.0%, compared to the first fiscal quarter of 2007, primarily due to an increase of $2.9 million in personnel and related costs, including an increase of $1.2 million in stock-based compensation. Headcount increased by 61 employees, a 68.5% increase. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive.
Sales and Marketing Expenses

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Sales and marketing expenses	$21,700	$10,808
Percent of total revenue	46.4%	44.1%
     In the first fiscal quarter of 2008, sales and marketing expenses increased 100.8% over the first fiscal quarter of 2007, due to an increase of $8.7 million in personnel and related costs, including a $2.5 million increase in sales commissions and an increase of $1.8 million in stock-based compensation. These increases were due to an increase in our headcount in sales and marketing of 74 employees to support our growing business. Lastly, marketing expenses increased $1.1 million as we spent more on lead generation, outside marketing services and other marketing programs in an effort to sell more products.
General and Administrative Expenses

	Three months ended
	October 31,
	2007	2006
	(in thousands)
General and administrative expenses	$4,191	$2,613
Percent of total revenue	9.0%	10.7%
     In the first fiscal quarter of 2008, general and administrative expenses increased 60.4% over the first fiscal quarter of 2007, primarily due to an increase of $700,000 in personnel and related costs as a result of increased headcount, including $257,000 in stock-based compensation, and $436,000 in professional fees associated with legal and audit services.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income, interest expense, income (expense) for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Interest income	$1,356	$112
Interest expense	—	(35)
Other	726	(831)

Total other income (expense), net	$2,082	$(754)

     During the first fiscal quarter of 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third fiscal quarter of 2007. During the first fiscal quarter of 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third fiscal quarter of 2007, the year ended

July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first fiscal quarter of 2008.
     Other income (expense) also increased as a result of an additional $1.2 million in interest income due to the increase in our cash, cash equivalents and short-term investment balances.
Provision for Income Taxes
     Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than franchise tax and foreign provisions for income tax. As of July 31, 2007, we had net operating loss carryforwards of $55.5 million and $49.6 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $2.3 million for federal and $2.0 million for state income tax purposes as of July 31, 2007. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 6 of Notes to Consolidated Financial Statements.
     Effective August 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 6 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.
Liquidity and Capital Resources

	October 31,	July 31,
	2007	2007
	(in thousands)
Working capital	$118,547	$109,496
Cash and cash equivalents	$52,395	$42,570
Short-term investments	$56,233	$62,430

	Three months ended
	October 31,
	2007	2006
	(in thousands)
Cash used in operating activities	$(882)	$(2,320)
Cash provided by (used in) investing activities	$5,660	$(650)
Cash provided by financing activities	$5,047	$11,615
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
     Cash used in operating activities decreased during the first fiscal quarter of 2008, compared to the first fiscal quarter of 2007 due to increases in deferred revenue, stock-based compensation and a smaller net loss compared to the first fiscal quarter of 2008. Cash provided by operating activities was offset by increases in accounts receivable, in inventory and deferred costs and non — cash items such as interest accretion on our short-term investments and the change in carrying value of our preferred stock warrants.
Cash Flows from Investing Activities
     Cash provided by investing activities increased in the first fiscal quarter of 2008, compared to the first fiscal quarter of 2007 largely due to the proceeds from the sale of our short-term investments offset by the purchase of additional short-term investments and property and equipment. We hold the proceeds from our initial public offering in cash, cash equivalents and short-term investments. The purchases of property and equipment in the first fiscal quarter of 2008 were due to an increase in our headcount and purchases related to the continual build out of our infrastructure to support our growth.
Cash Flows from Financing Activities
     Prior to our IPO in March 2007, we had financed our operations primarily with net proceeds from private sales of redeemable convertible preferred stock totaling $87.8 million. In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds. In the first fiscal quarter of 2008, cash provided by financing activities was derived from proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan.
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
Contractual Obligations
     The following is a summary of our contractual obligations as of October 31, 2007:

		Remaining
		nine					More
		months of					than 5
	Total	fiscal 2008	2009	2010	2011	2012	years

	(in thousands)
Operating leases	$7,916	$1,696	$2,185	$3,024	$1,011	$—	$—
Non-cancellable inventory purchase commitments (1)	10,545	10,545	—	—	—	—	—

Total contractual obligations	$18,461	$12,241	$2,185	$3,024	$1,011	$—	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
Recent Accounting Pronouncements
     See Note 11 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
   Foreign Currency Risk
     Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to foreign currency risk. Certain of our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.
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
Item 4. Controls and Procedures
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
     Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending July 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending July 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent registered public accounting firm, that internal controls over financial reporting were adequate in their design and/or operation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Because of the inherent uncertainties of litigation the outcome of this action could be unfavorable. At this time, we are unable to estimate the potential financial impact this action could have on us.
     We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above there were no claims as of October 31, 2007 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $0.6 million and $4.5 million for the three months ended October 31, 2007 and 2006. As of October 31, 2007, our accumulated deficit was $101.7 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
     We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, we have developed and are currently offering for sale products that comply with the draft 802.11n wireless LAN standard (“11n”) that IEEE has not yet ratified. If IEEE fails to ratify the 11n standard, or materially modifies the current draft of the 11n standard, we likely would have to modify our products to comply with the final 11n standard, which would require additional time and expense and could cause a disruption in our ability to market and sell the affected products.
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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VARs, distributors and OEMs, which we refer to as our indirect channel. For the three months ended October 31, 2007 and 2006, 81.6% and 86.4% of our revenues, respectively, were derived from sales through our indirect channel, and we expect indirect channel sales to increase as a percentage of our total revenues. Accordingly, our revenues depend in large part on the effective performance of these channel partners, including our largest channel partner, Alcatel-Lucent. For the three months ended October 31, 2007 and 2006, Alcatel-Lucent accounted for 9.0% and 15.7% of our total revenues, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VARs, distributors and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.
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
We are currently subject to a lawsuit involving intellectual property claims brought by Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, which could cause us to incur significant additional costs or prevent us from selling our products which could adversely affect our results of operations and financial condition.
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
     Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.
     We recently announced the acquisition of Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We are currently integrating the newly acquired products into our secure mobility solutions, as well as providing products and continuing support to existing Network Chemistry customers and partners. This is our first acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
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
     To accommodate the growth of our business, we began an implementation of a new ERP system in July 2007. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our new ERP system could have a material adverse effect on our financial reporting system and internal controls.
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
     As of October 31, 2007, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 42.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     In September 2007, we issued 519,389 shares of our common stock in connection with the cashless exercises of warrants to purchase 556,583 shares of our common stock at exercise prices ranging from $0.67 to $2.13 per share. We believe these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 7, 2007

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr Dominic P. Orr President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: December 7, 2007

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