Form 10-Q
period 2008-01-31
ARUBA NETWORKS, INC.
filed 2008-03-07
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
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
1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 29, 2008 was 80,519,343.

ARUBA NETWORKS, INC.
INDEX

Item 1 – Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	January 31,	July 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$65,412	$42,570
Short-term investments	47,879	62,430
Accounts receivable, net	25,748	23,722
Inventory	17,329	8,991
Deferred costs	2,781	3,217
Prepaids and other	2,973	2,432

Total current assets	162,122	143,362

Property and equipment, net	6,380	3,709
Intangible assets, net	3,445	3,912
Deferred costs	447	722
Other assets	796	428

Total assets	$173,190	$152,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,732	$2,201
Accrued liabilities	20,342	15,317
Income taxes payable	522	281
Deferred revenue	20,253	16,067

Total current liabilities	42,849	33,866

Deferred revenue	6,174	5,780
Other long-term liabilities	161	—

Total liabilities	49,184	39,646

Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at January 31, 2008 and July 31, 2007, no shares issued and outstanding at January 31, 2008 and July 31, 2007	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2008 and July 31, 2007; 80,129 and 76,927 shares issued and outstanding at January 31, 2008 and July 31, 2007	8	8
Additional paid-in capital	228,967	213,545
Accumulated other comprehensive income	243	29
Accumulated deficit	(105,212)	(101,095)

Total stockholders’ equity	124,006	112,487

Total liabilities and stockholders’ equity	$173,190	$152,133

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues
Product	$34,170	$22,662	$72,627	$41,768
Professional services and support	5,548	2,656	12,822	4,777
Ratable product and related professional services and support	927	1,329	1,926	4,607

Total revenues	40,645	26,647	87,375	51,152

Cost of revenues
Product	10,984	8,562	22,841	15,863
Professional services and support	1,386	1,131	4,203	2,305
Ratable product and related professional services and support	330	505	692	1,691

Total cost of revenues	12,700	10,198	27,736	19,859

Gross profit	27,945	16,449	59,639	31,293

Operating expenses
Research and development	9,086	5,771	17,386	10,862
Sales and marketing	18,826	12,146	40,525	22,954
General and administrative	4,403	3,395	8,595	6,008

Total operating expenses	32,315	21,312	66,506	39,824

Operating loss	(4,370)	(4,863)	(6,867)	(8,531)

Other income (expense), net
Interest income	1,264	197	2,620	309
Interest expense	—	(28)	—	(63)
Other income (expense), net	(144)	(2,419)	582	(3,250)

Total other income (expense), net	1,120	(2,250)	3,202	(3,004)

Loss before provision for income taxes	(3,250)	(7,113)	(3,665)	(11,535)

Provision for income taxes	228	123	452	211

Net loss	$(3,478)	$(7,236)	$(4,117)	$(11,746)

Net loss per common share, basic and diluted	$(0.04)	$(0.52)	$(0.05)	$(0.86)

Shares used in computing basic and diluted net loss per common share	77,974	13,980	77,538	13,630

Stock-based compensation expense included in above:
Cost of revenues	$153	$93	$303	$140
Research and development	1,318	492	2,768	718
Sales and marketing	1,713	263	4,408	1,151
General and administrative	909	841	1,819	1,494
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	January 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,117)	$(11,746)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,878	842
Provision for doubtful accounts	140	91
Write downs for excess and obsolete inventory	549	809
Compensation related to stock options and share awards	9,299	3,503
Net realized loss on short term investments	2	—
Non-cash interest expense	—	31
Accretion of purchase discounts on short-term investments	(1,481)	—
Change in carrying value of preferred stock warrants	(715)	3,118
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities
Accounts receivable	(2,167)	(2,307)
Inventory	(9,605)	(6,339)
Prepaids and other	(541)	(1,894)
Deferred costs	711	1,669
Other assets	(368)	(95)
Accounts payable	(677)	1,511
Deferred revenue	4,580	(435)
Other current and noncurrent liabilities	5,514	6,967
Income taxes payable	241	95

Net cash provided by (used in) operating activities	3,243	(4,175)

Cash flows from investing activities
Purchases of short-term investments	(53,461)	—
Proceeds from sales and maturities of short-term investments	69,704	—
Purchases of property and equipment	(3,155)	(1,918)

Net cash provided by (used in) investing activities	13,088	(1,918)

Cash flows from financing activities
Repayments on equipment loan obligations	—	(389)
Cash received under stock issuance agreement	—	1,787
Proceeds from issuance of redeemable convertible preferred stock, net	—	10,597
Proceeds from issuance of common stock	6,511	3,700

Net cash provided by financing activities	6,511	15,695

Effect of exchange rate changes on cash and cash equivalents	—	33

Net increase in cash and cash equivalents	22,842	9,635

Cash and cash equivalents, beginning of period	42,570	9,263

Cash and cash equivalents, end of period	$65,412	$18,898

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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2007 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2008, its results of operations for the three and six months ended January 31, 2008 and 2007, and its cash flows for the six months ended January 31, 2008 and 2007. The results for the three and six months ended January 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2008.
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
Significant Accounting Policies
     Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the six months ended January 31, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K filed on October 12, 2007.
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

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(3,478)	$(7,236)	$(4,117)	$(11,746)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	77,974	13,980	77,538	13,630

Basic and diluted net loss per common share	$(0.04)	$(0.52)	$(0.05)	$(0.86)

     The following outstanding options, common stock subject to repurchase, restricted stock awards, redeemable convertible preferred stock and warrants to purchase shares of redeemable convertible preferred stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	January 31,
	2008	2007
Options to purchase common stock	19,818,664	19,881,680
Common stock subject to repurchase	683,954	2,734,764
Restricted stock awards	700,772	—
Redeemable convertible preferred stock (as converted basis)	—	49,681,183
Redeemable convertible preferred stock warrants (as converted basis)	—	677,106
3. Balance Sheet Components
     The following tables provide details of selected balance sheet items:

	January 31,	July 31,
	2008	2007
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$26,281	$24,229
Less: Allowance for doubtful accounts	(533)	(507)

Total	$25,748	$23,722

	January 31,	July 31,
	2008	2007
	(in thousands)
Inventory
Raw materials	$769	$543
Work in process	266	167
Finished goods	16,294	8,281

Total	$17,329	$8,991

	Estimated	Gross	Accumulated	Net
As of January 31, 2008	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Developed technology and patents	4 years	$3,429	$(454)	$2,975
Customer contracts	7 years	483	(37)	446
Support and non-compete agreements	2 to 6 years	29	(5)	24

Total		$3,941	$(496)	$3,445

     During the three and six months ended January 31, 2008 the Company recorded $234,000 and $468,000, respectively, of amortization expense related to the intangible assets purchased in its acquisition of Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products on July 20, 2007. The estimated future amortization expense of intangible assets is $468,000 for the remaining six months of fiscal 2008 and $935,000, $929,000, $929,000, $72,000 and $141,000 for the years ending July 31, 2009, 2010, 2011, 2012 and thereafter, respectively.

	January 31,	July 31,
	2008	2007
	(in thousands)
Accrued Liabilities
Compensation and benefits	$8,260	$7,017
Inventory	4,910	3,444
Other	7,172	4,856

Total	$20,342	$15,317

4. Property and Equipment, net
     Property and equipment, net consists of the following:

	Estimated	January 31,	July 31,
	Useful Lives	2008	2007
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$5,002	$3,846
Computer software	2 years	3,048	1,587
Machinery and equipment	2 years	4,563	3,454
Furniture and fixtures	5 years	660	426
Leasehold improvements	2-5 years	349	232

Total property and equipment, gross		13,622	9,545
Less: Accumulated depreciation and amortization		(7,242)	(5,836)

Total property and equipment, net		$6,380	$3,709

5. Deferred Revenue
     Deferred revenue consists of the following:

	January 31,	July 31,
	2008	2007
	(in thousands)
Deferred Revenue
Product	$4,571	$2,587
Professional services and support	13,330	10,021
Ratable product and related services and support	2,352	3,459

Total deferred revenue, current	20,253	16,067

Professional services and support, long-term	4,796	3,618
Ratable product and related services and support, long-term	1,378	2,162

Total deferred revenue, long-term	6,174	5,780

Total deferred revenue	$26,427	$21,847

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
6. Income Taxes
     For the three and six months ended January 31, 2008 and 2007, the Company generated operating losses. Accordingly, the Company’s tax provision for these periods relates primarily to franchise tax and foreign income tax.
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
     Effective August 1, 2007, the Company adopted FIN 48. FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit was recorded. Additionally, the Company did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.
     At the adoption date of August 1, 2007, the Company had $1.9 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. There was no material change to the Company’s unrecognized tax benefits at January 31, 2008.
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

Stock Option Activity
     The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted
			Average	Weighted
	Shares		Exercise	Average	Aggregate
	Available for	Number of	Price	Fair Value	Intrinsic
	Grant	Shares	per Share	per Share	Value

Balance at July 31, 2007	3,358,925	21,917,611	$3.66
Shares reserved for issuance	3,846,366	—
Restricted stock awards granted	(570,872)
Restricted stock awards cancelled	55,300
Options granted	(896,178)	896,178	15.42	$6.97
Options exercised	—	(2,334,927)	1.74		$36,465,173
Options cancelled	660,198	(660,198)	4.18

Balance at January 31, 2008	6,453,739	19,818,664	$4.40

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.
     The following table summarizes information about non-vested restricted stock awards:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at July 31, 2007	270,700	$17.43
Awards granted	570,872	15.81
Awards vested	(85,500)	17.05
Awards cancelled	(55,300)	17.90

Balance at January 31, 2008	700,772	$16.12

     The estimated fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. Stock-based compensation expense recognized for restricted stock awards was $0.6 million and $2.1 million for the three and six months ended January 31, 2008, respectively.
Employee Stock Purchase Plan Activity
     During the six months ended January 31, 2008, 262,084 shares were purchased at an average per share price of $9.35. At January 31, 2008, there were 2,276,462 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three and six months ended January 31, 2008 was $0.6 million and $1.3 million, respectively.
Fair Value Disclosures
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	3.2%	4.6%	3.7%	4.7%
Expected term (in years)	4.3	4.3	4.3	4.3
Dividend yield	—	—	—	—
Volatility	51%	56%	51%	56%
Weighted average fair value of options granted	$5.72	$2.56	$6.97	$2.19

Employee Stock Purchase Plan

Three and six months ended
January 31,
2008
Assumptions
Risk-free interest rate	4.1% to 5.0%
Expected term (in years)	0.5 to 2.0
Dividend yield	—
Volatility	43% to 48%
Weighted average fair value of stock purchase rights granted	$3.11 to $7.26
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
Stock-based Expenses
     Total stock-based compensation was $4.1 million and $9.3 million, for the three and six months ended January 31, 2008, respectively, and $1.7 million and $3.5million for the three and six months ended January 31, 2007, respectively. The Company did not capitalize stock-based compensation during the three and six months ended January 31, 2008 due to the amount qualifying for capitalization being immaterial.
     The Company recorded no tax benefit related to stock-based compensation during the three and six months ended January 31, 2008, since the Company currently maintains a full valuation allowance on its deferred tax assets.
Shares Subject to Repurchase
     Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the shareholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of January 31, 2008 and July 31, 2007, respectively, a total of 683,954 and 1,046,599, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $1.0 million and $1.4 million as of January 31, 2008 and July 31, 2007, respectively, is recorded in accrued liabilities. For the six months ended January 31, 2008, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2007	1,046,599
Vested	(362,645)

Non-vested as of January 31, 2008	683,954

     In August 2007, the Company issued 556,583 shares of common stock in connection with a cashless or net exercise of warrants to purchase 519,389 shares of common stock at exercise prices ranging from $0.67 to $2.13 per share.
8. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the following:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(3,478)	$(7,236)	$(4,117)	$(11,746)
Change in unrealized gain on short-term investments	166	—	214	—

Comprehensive loss	$(3,312)	$(7,236)	$(3,903)	$(11,746)

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
     The following presents total revenue by geographic region:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
United States	$27,063	$15,854	$59,153	$32,647
Europe, Middle East and Africa	6,686	6,377	15,171	9,677
Asia Pacific	4,446	2,440	9,113	4,745
Rest of World (including Japan)	2,450	1,976	3,938	4,083

Total	$40,645	$26,647	$87,375	$51,152

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
     The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of January 31, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Lease Obligations
     The Company leases office space under noncancelable operating leases with various expiration dates through August 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid.

     Future minimum lease payments under noncancelable operating leases are as follows:

Operating
Leases
(in thousands)
Remaining six months of fiscal 2008	$1,240
Year Ending July 31,
2009	2,202
2010	3,049
2011	1,023
2012	13
Thereafter	—

Total minimum payments	$7,527

Employment Agreements
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
     The warranty reserve is included as a component of accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

Warranty
Amount
(in thousands)
Balance as of July 31, 2007	$85
Provision	43
Obligations fulfilled during period	(11)

Balance as of January 31, 2008	$117

Noncancelable Purchase Commitments
     The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $11.0 million and $8.3 million in noncancelable purchase commitments with these providers as of January 31, 2008 and July 31, 2007, respectively. The Company expects to sell all products which it has committed to purchase from these providers.
Indemnification
     In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2008 and July 31, 2007.

Contingencies
     On January 4, 2008, the Company entered into an Agreement and Plan of Reorganization (“the Agreement”), by and among the Company, AirWave Wireless, Inc., a Delaware corporation (“AirWave”) and its principal shareholders, and Aloha Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”),. The Agreement provides that, upon the terms and subject to the conditions set forth in the Agreement, AirWave will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation and as a wholly-owned subsidiary of the Company.
     Under the terms of the Agreement, the Company will acquire substantially all of the capital stock of AirWave in exchange for approximately $37.0 million of value (subject to certain stock price-based adjustments) in shares of the Company’s common stock and cash, less certain third party expenses and bonus payments and an adjustment based on the working capital of AirWave at the time of closing. Twenty percent (20%) of the cash consideration will be placed into escrow to be held as security for losses incurred by the Company in the event of certain breaches of the representations and warranties covered in the Agreement or certain other events. Subject to the reservation of amounts for unsatisfied claims made on the escrow fund, twenty-five percent (25%) of the escrow amount will be released on the first anniversary of the closing, and the remainder will be released thirty (30) days after the eighteen (18)-month anniversary of the closing.
     The transaction has been approved by both companies’ boards of directors and is subject to customary closing conditions. The Agreement contains certain termination rights for both the Company and AirWave. AirWave, a San Mateo, California-based company, is a leading provider of specialized tools to centrally manage large, multi-vendor wireless LAN, mesh, and WiMax networks.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. If adopted, SFAS 159 would be effective August 1, 2008. The Company is currently evaluating whether to adopt this statement.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. The Company is required to adopt SFAS 141 (R) effective August 1, 2009. The Company is currently evaluating the potential impact of this statement.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.
12. Subsequent Events
     On February 26, 2008, the Company announced a stock repurchase program for up to $10 million worth of the Company’s common stock. Purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. As of March 7, 2008, the approximate filing date of this report, the Company had not purchased any shares under this program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” and similar expressions or the negative of these terms are intended to identify forward-looking statements. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future revenues as we focus on improving the ability of our indirect channel partners to more effectively market and sell our products;

•	that international revenues will increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by support revenues to increase;

•	that we will hire a significant number of new employees in future periods;

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that research and development expenses will increase on an absolute dollar basis and as a percentage of revenue compared with the second quarter of fiscal 2008;

•	that we will continue to invest heavily in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide, which we believe will generate future business;

•	that sales and marketing expenses will increase on an absolute dollar basis and as a percentage of revenue compared with the second quarter of fiscal2008;

•	that we will incur significant additional accounting and legal costs related to defending ourselves against claims made by outside parties and compliance with SEC rules and regulations, in addition to other public company costs;

•	that general and administrative expenses will increase on an absolute dollar basis and as a percentage of revenue compared with the second quarter of fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base;

•	regarding the amounts of the remaining deferred revenue associated with ratable product and professional services and support revenues that we expect to amortize over future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations; and

•	that we will have adequate resources and expertise in place to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002,
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

Overview
     We securely deliver the enterprise network to users, wherever they work or roam, with user-centric networks that expand the reach of traditional port-centric networks. User-centric networks integrate adaptive wireless local area networks (“WLANs”), application continuity services, and identity-based security into a cohesive, high-performance system that can be deployed as an overlay to existing enterprise networks. Adaptive WLANs deliver high-performance, follow-me connectivity so users are always connected. Application continuity services enable follow-me applications that can be seamlessly accessed across WLANs and cellular networks. Identity-based security associates access policies with users, not ports, to enable follow-me security that is enforced regardless of access method or location. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.
     We began commercial shipments of our products in June 2003. Since that time, our products have been sold to more than 3,750 end customers worldwide, including some of the largest and most complex global organizations. Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, our ability to continue to attract new customers, our ability to compete against more established companies in the market and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our distribution model, and by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business.
     In January 2008, we entered into an agreement to acquire all of the capital stock of AirWave Wireless, Inc. in exchange for approximately $37.0 million of value (subject to certain stock price-based adjustments) in shares of our common stock and cash. Our transaction with AirWave remains subject to customary closing conditions. AirWave, a San Mateo, California-based company, is a leading provider of specialized tools to centrally manage large, multi-vendor wireless LAN, mesh, and WiMax networks.
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
Revenues, Cost of Revenues and Operating Expenses
Revenues
     We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Product support revenues typically consist of software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
     Our revenues have grown rapidly since we began commercial shipments of our products in June 2003. We only began recognizing product revenues upon delivery using the residual method for transactions in which all other revenue recognition criteria are met, in the three months ended January 31, 2006. As we have not been able to establish vendor specific objective evidence (“VSOE”) on our prior services and support offerings, all transactions prior to the three months ended January 31, 2006 continue to be recognized ratably over the support period. See “Critical Accounting Policies — Revenue Recognition.”
     Our revenue growth has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users.
     Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance language or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. Although we typically ship products shortly after the receipt of an order, which is common in our industry, our ability to meet our forecasted product revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the fiscal quarter.
     We sell our products directly through our sales force and indirectly through valued added resellers (“VARs”) distributors and original equipment manufacturers (“OEMs”). We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future product revenues.
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
     In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 11.9% and 10.3% of our revenues for the three and six months ended January 31, 2008, respectively, and 16.7% and 16.2% for the three and six months ended January 31, 2007, respectively.
Cost of Revenues
     Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to Flextronics, our contract manufacturer. Flextronics manufactures our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India. Cost of professional services and support revenues is primarily comprised of the personnel costs of providing technical support, including personnel costs associated with our internal support organization. In addition, we employ a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.
Gross Margin
     Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers; and

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization.
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
     We grew from approximately 350 employees at January 31, 2007 to approximately 506 employees at January 31, 2008. We expect to continue to hire a significant number of new employees to support our growth. The timing of these additional hires could materially affect our operating expenses, both in absolute dollars and as a percentage of revenue, in any particular period.
     Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to the second quarter of fiscal 2008.

     Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
     We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. We expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue compared to the second quarter of fiscal 2008.
     General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the Securities and Exchange Commission and defending ourselves against claims made by outside parties, as well as additional insurance, investor relations and other costs associated with being a public company. We expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue, compared to the second quarter of fiscal 2008.
Stock-Based Expense
     Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We recognized $4.1 million and $9.3 million of stock-based expense for the three and six months ended January 31, 2008, respectively, and $1.7 million and $3.5 million for the three and six months ended January 31, 2007, respectively.
Other Income (Expense), net
     Other income (expense), net includes interest income on cash balances, interest expense and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. The largest component of other income (expense), net in fiscal 2007 was the adjustment to record our outstanding preferred stock warrants to fair value. Subsequent to our IPO, we are no longer required to remeasure these warrants to fair value. During the first fiscal quarter of 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in-capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third quarter of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first quarter of fiscal 2008.
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

     We account for revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”) because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements.
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
     We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, we recognize revenue from indirect sales channels upon persuasive evidence provided by our indirect channel customers of a sale to the end customer. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.
Stock-Based Compensation
     Effective August 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, risk free interest rates and expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.
     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:

Employee Stock Options

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	3.2%	4.6%	3.7%	4.7%
Expected term (in years)	4.3	4.3	4.3	4.3
Dividend yield	—	—	—	—
Volatility	51%	56%	51%	56%
Weighted average fair value of options granted	$5.72	$2.56	$6.97	$2.19
Employee Stock Purchase Plan

Three and six months ended
January 31,
2008
Assumptions
Risk-free interest rate	4.1% to 5.0%
Expected term (in years)	0.5 to 2.0
Dividend yield	—
Volatility	43% to 48%
Weighted average fair value of stock purchase rights granted	$3.11 to $7.26
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
Inventory Valuation
     Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $446,000 and $549,000 in the three and six months ended January 31, 2008, respectively, and $471,000 and $809,000 for the three and six months ended January 31, 2007, respectively.
Allowances for Doubtful Accounts
     We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $533,000 and $507,000 at January 31, 2008 and July 31, 2007, respectively.
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
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
Revenues:
Product	84.0%	85.0%	83.1%	81.7%
Professional services and support	13.7%	10.0%	14.7%	9.3%
Ratable product and related professional services and support	2.3%	5.0%	2.2%	9.0%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	27.0%	32.1%	26.2%	31.0%
Professional services and support	3.4%	4.3%	4.8%	4.5%
Ratable product and related professional services and support	0.8%	1.9%	0.8%	3.3%

Gross margin	68.8%	61.7%	68.2%	61.2%

Operating expenses:
Research and development	22.4%	21.7%	19.9%	21.2%
Sales and marketing	46.3%	45.6%	46.4%	44.9%
General and administrative	10.9%	12.7%	9.8%	11.8%

Operating margin	(10.8%)	(18.3%)	(7.9%)	(16.7%)

Other income (expense), net	2.7%	(8.4%)	3.7%	(5.9%)

Loss before income taxes	(8.1%)	(26.7%)	(4.2%)	(22.6%)

Provision for income taxes	0.5%	0.5%	0.5%	0.4%

Net loss	(8.6%)	(27.2%)	(4.7%)	(23.0%)

Revenues
     The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenues	$40,645	$26,647	$87,375	$51,152

Type of revenues:
Product	34,170	22,662	72,627	41,768
Professional services and support revenues	5,548	2,656	12,822	4,777
Ratable product and related professional services and support	927	1,329	1,926	4,607

Total revenues	$40,645	$26,647	$87,375	$51,152

Revenues by geography:
United States	27,063	15,854	59,153	32,647
Europe, the Middle East and Africa	6,686	6,377	15,171	9,677
Asia Pacific	4,446	2,440	9,113	4,745
Rest of World (including Japan)	2,450	1,976	3,938	4,083

Total revenues	$40,645	$26,647	$87,375	$51,152

     For the second quarter of fiscal 2008, total revenues increased 52.5% over the second quarter of fiscal 2007 due to an increase of $14.4 million in product and related professional services and support sales to new and existing customers as the market’s acceptance of WLAN products continued to grow. For the first six months of fiscal 2008, total revenues increased 70.8% compared to the first six months of fiscal 2007, due to a $38.9 million increase in product and related professional services and support.
     The decrease in ratable product and related professional services and support revenues in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
     In the second quarter of fiscal 2008, we derived 78.9% of our product revenues from indirect channels, which consist of value-added resellers, OEMs and other distributors, compared to 87.8% in the second quarter of fiscal 2007. For the first six months of fiscal 2008, we derived 80.4% of our product revenues from indirect channels compared to 87.1% for the first six months of fiscal year 2007. We expect to continue to derive a substantial majority of our product revenues from indirect channels as we focus on improving the ability of our indirect channel partners to more effectively market and sell our products.
     Revenues from shipments to locations outside the United States increased $2.8 million and $9.7 million in the second quarter and first six months of fiscal 2008, respectively, compared to the second quarter and first six months of fiscal 2007 due to an increase in demand for our products. International revenue as a percentage of total revenues was 33.4% and 40.5% for the second quarter of fiscal 2008 and 2007, and 32.3% and 36.2% for the first six months of fiscal 2008 and 2007. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and, despite the decrease in the second quarter of fiscal 2008, to increase as a percentage of total revenues in future periods.
     Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.
Cost of Revenues and Gross Margin
     The following table presents our revenues and cost of revenues, by revenue source, for the periods presented:

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenues	$40,645	$26,647	$87,375	$51,152
Cost of product	10,984	8,562	22,841	15,863
Cost of professional services and support	1,386	1,131	4,203	2,305
Cost of ratable product and related professional services and support	330	505	692	1,691

Total cost of revenues	12,700	10,198	27,736	19,859

Gross profit	$27,945	$16,449	$59,639	$31,293
Gross margin	68.8%	61.7%	68.2%	61.2%

     In the second quarter of fiscal 2008, cost of revenues increased 24.5% compared to the second quarter of fiscal 2007 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the second fiscal of fiscal 2008, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first six months of fiscal 2008, cost of revenues increased 39.7% compared to the first six months of fiscal year 2007, also due to the corresponding increase in our product revenues.
     Cost of professional services and support revenues increased slightly as compared to the cost of professional services and support revenues from the second quarter of fiscal 2007. However, the costs did not increase at the same rate as the increase in professional services and support revenues as we gained cost efficiencies in our support organization. During the first six months of fiscal 2008, cost of professional services and support increased $1.9 million compared to the first six months of fiscal 2007. During the first fiscal quarter of 2008, we recognized several significant professional services deals for large installations of our product. Consequently, the costs of providing this service increased.
     Cost of ratable product and related support and services slightly decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.
     As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.
     Gross margins improved by 7.1% for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and by 7.0% for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, due to an increase in our revenues, which grew at a higher rate than the associated costs, primarily as a result of a favorable change in our product mix as we sold more higher-margin products, as well as the high growth rate and percentage of revenue derived from our support business.
Research and Development Expenses

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development expenses	$9,086	$5,771	$17,386	$10,862
Percent of total revenue	22.4%	21.7%	19.9%	21.2%
     In the second quarter of fiscal 2008, research and development expenses increased 57.4%, compared to the second quarter of fiscal 2007, primarily due to an increase of $2.6 million in personnel and related costs, including an increase of $0.8 million in stock-based compensation. These increases were due to an increase in our headcount in research and development of 54 employees. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive. Outside services for engineering also increased by $0.4 million as a result of hiring several outside agencies to perform compliance reviews on our new 802.11n access points.
     In the first six months of fiscal 2008, research and development expenses increased 60.1% compared to the first six months of fiscal 2007, primarily as a result of the increase in headcount. Personnel and related expenses increased $5.5 million, including an increase of $2.1 million in stock-based compensation. Depreciation expense also increased $0.4 million.
Sales and Marketing Expenses

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Sales and marketing expenses	$18,826	$12,146	$40,525	$22,954
Percent of total revenue	46.3%	45.6%	46.4%	44.9%
     In the second quarter of fiscal 2008, sales and marketing expenses increased 55.0% over the second quarter of fiscal 2007, due to an increase of $5.4 million in personnel and related costs, including an increase of $1.4 million in stock-based compensation. These increases were due to an increase in our headcount in sales and marketing of 82 employees to support our growing business. Demonstration equipment expenses increased $0.2 million also due to the increase in headcount as each new sales representative is provided demonstration equipment. Lastly, marketing expenses increased $0.6 million as we spent more on lead generation, outside marketing services and other marketing programs in an effort to sell more products.
     In the first six months of fiscal 2008, sales and marketing expenses increased 76.5% compared to the first six months of fiscal 2007, primarily as a result of the increase in headcount. Personnel and related expenses increased $14.0 million, including $2.2 million in sales commissions and $3.3 million in stock based compensation. Recruiting fees increased $0.2 million and demonstration equipment expense increased $0.2 million also as a result of the increase in headcount. Lastly, marketing programs have increased $1.7 million in an effort to increase revenue.

General and Administrative Expenses

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
General and administrative expenses	$4,403	$3,395	$8,595	$6,008
Percent of total revenue	10.9%	12.7%	9.8%	11.8%
     In the second quarter of fiscal 2008, general and administrative expenses increased 29.7% over the second quarter of fiscal 2007, primarily due to an increase of $499,000 in personnel and related costs as a result of increased headcount, including $68,000 in stock-based compensation. Professional fees associated with legal and audit services increased $194,000 primarily due to litigation. Also, $360,000 of the increase related to increases in outside services, facilities and depreciation expenses and business taxes.
     In the first six months of fiscal 2008, general and administrative expenses increased 43.1% compared to the first six months of fiscal 2007, primarily as a result of the increase in headcount. Personnel and related expenses increased $1.2 million, including $0.3 million in stock based compensation. Professional fees associated with legal and audit services increased $0.6 million primarily due to litigation and fees associated with being a public company. Also, $0.8 million of the increase related to increases in outside services, facilities and depreciation expenses and business taxes.
Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income, interest expense, income (expense) for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended		Six months ended
	January 31,		January 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest income	$1,264	$197	$2,620	$309
Interest expense	—	(28)	—	(63)
Other	(144)	(2,419)	582	(3,250)

Total other income (expense), net	$1,120	$(2,250)	$3,202	$(3,004)

     Interest income increased in the second quarter and the first six months of fiscal 2008 from the second quarter and the first six months of fiscal 2007 as a result of interest income earned on our short-term investments. Our cash, cash equivalents and short-term investments balance as of January 31, 2008 was $113.3 million compared to $18.9 million as of January 31, 2007.
     Other income (expense), net for the second quarter and first six months of fiscal 2008 decreased compared to the second quarter and first six months of fiscal 2007. During fiscal 2007, we adjusted the carrying value of our preferred stock warrants to their fair value each period resulting in warrant expense. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares or our common stock and the warrants were no longer subject to remeasurement.
     During the first fiscal quarter of 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in-capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third quarter of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first quarter of fiscal 2008.
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
Liquidity and Capital Resources

	January 31,	July 31,
	2008	2007
	(in thousands)
Working capital	$119,273	$109,496
Cash and cash equivalents	$65,412	$42,570
Short-term investments	$47,879	$62,430

	Six months ended
	January 31,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$3,243	$(4,175)
Cash provided by (used in) investing activities	$13,088	$(1,918)
Cash provided by financing activities	$6,511	$15,695
     Since our inception in February 2002 through our IPO in March 2007, we funded our operations primarily with proceeds from issuances of redeemable convertible preferred stock, which provided us with aggregate net proceeds of $87.8 million. We also funded purchases of equipment with various equipment loans.
     In March 2007, we completed our IPO which provided us with approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million.
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
     During the first six months of fiscal 2008, operating activities provided $3.2 million of cash compared to $4.2 million of cash used in operating activities during the first six months of fiscal 2007. The $3.2 million of cash provided by operating activities is due to increases in deferred revenue and other current and non-current liabilities, as well as non-cash items such as stock-based compensation and depreciation. Cash provided by operating activities was offset by our net loss, and increases in accounts receivable, inventory and non-cash items such as interest accretion on our short-term investments.
Cash Flows from Investing Activities
     Cash provided by investing activities was $13.1 million in the first six months of fiscal 2008, compared to cash used of $1.9 million in the first six months of fiscal 2007 largely due to proceeds from the sale of our short-term investments offset in part by the purchase of additional short-term investments and property and equipment. We hold the proceeds from our IPO in cash, cash equivalents and short-term investments. The purchases of property and equipment in the first six months of fiscal 2008 were due to an increase in our headcount and purchases related to the continual build out of our infrastructure to support our growth.

     In January 2008, we entered into an agreement to acquire all of the capital stock of AirWave Wireless, Inc. in exchange for approximately $37.0 million of value (subject to certain stock price-based adjustments) in shares of our common stock and cash. Our transaction with AirWave remains subject to customary closing conditions.
Cash Flows from Financing Activities
     Prior to our IPO in March 2007, we had financed our operations primarily with net proceeds from private sales of redeemable convertible preferred stock totaling $87.8 million. In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds. In the first six months of 2008, cash provided by financing activities was derived from proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan.
     Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next twelve months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Except for the agreement we have entered into with AirWave Wirless, Inc., we have no other current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Other Uses of Cash
     On February 26, 2008, we announced a stock repurchase program for up to $10 million worth of our common stock. Purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.
Contractual Obligations
     The following is a summary of our contractual obligations as of January 31, 2008:

		Remaining
		six months					More
		of fiscal					than 5
	Total	2008	2009	2010	2011	2012	years
	(in thousands)
Operating leases	$7,527	$1,240	$2,202	$3,049	$1,023	$13	$—
Non-cancellable inventory purchase commitments (1)	11,033	11,033	—	—	—	—	—

Total contractual obligations	$18,560	$12,273	$2,202	$3,049	$1,023	$13	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
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
     Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
     We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above there were no claims as of January 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     Furthermore, our product revenues generally reflect orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that we expect will continue and may, in fact, increase. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may materially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels.
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the Federal vertical market, which, partially as a result of delays in the Federal budget approval process during our second fiscal quarter, contributed to a shortfall in our expected revenues for such period;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products;

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth; and

•	general economic conditions in our domestic and international markets.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
     We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $3.5 million and $7.2 million for the three and six months ended January 31, 2008, respectively, and $4.1 million and $11.7 million for the three and six months ended January 31, 2007, respectively. As of January 31, 2008 our accumulated deficit was $105.2 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
     The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages three to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our Federal vertical market which was caused in part by a delay in the approval of the Federal budget. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.
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
     We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs. For example, we anticipate a need to continue to increase the mobility of our solution and certain customers have delayed, and may in the future delay, purchases of our products until either new versions of those products are available or the customer evaluations are completed. If we fail to develop new products or product enhancements, our business could be adversely affected, especially if our competitors are able to introduce solutions with such increased functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.
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
     Our business depends on the overall demand for information technology, or IT, and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. However, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent financial services crisis in the United States and other current negative macroeconomic indicators, such as the predictions of the possible recession in the United States or other economic downturns in global markets, could adversely affect our business. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.
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
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VARs, distributors and OEMs, which we refer to as our indirect channel. The percentage of our total revenues derived from sales through our indirect channel were 78.9% and 80.4% for the three and six months ended January 31, 2008, respectively, and 87.8% and 87.1% for the three and six months ended January 31, 2007, respectively. Although indirect channel sales decreased in our fiscal second quarter of 2008, we expect that over time, indirect channel sales will increase as a percentage of our total revenues. Accordingly, our revenues depend in large part on the effective performance of these channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 11.9% and 10.3% of our total revenues for the three and six months ended January 31, 2008, respectively, and 16.7% and 16.2% for the three and six months ended January 31, 2007, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VARs, distributors and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.
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
     We recently acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We are currently integrating the newly acquired products into our secure mobility solutions, as well as providing products and continuing support to existing Network Chemistry customers and partners. This is our first acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. We also recently announced that we entered into an agreement to acquire all of the capital stock of AirWave Wireless, Inc. Our transaction with AirWave remains subject to customary closing conditions. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
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
     As of January 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 37.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     None.
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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on December 18, 2007. The results of the voting on the matters submitted to the stockholders were as follows:
     1. To elect eight directors to hold office until the 2008 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

Name	Votes For	Withheld
Dominic P. Orr	70,318,395	117,714
Keerti Melkote	70,419,387	16,722
Bernard Guidon	70,410,635	25,474
Emmanuel Hernandez	70,418,299	17,810
Michael R. Kourey	70,418,265	17,844
Douglas Leone	70,402,264	33,845
Shirish Sathaye	70,401,050	35,059
Daniel Warmenhoven	70,418,203	17,906
     2. To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2008.

Votes for:	70,405,648
Votes against:	27,410
Abstentions:	3,050
Broker non-votes:	—
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Standard Office Lease dated as of November 30, 2007, by and between Arden Realty Limited Partnership, as landlord, and Aruba Networks, Inc., as tenant, for the premises located at 1344 Crossman Ave., Suite 100, Sunnyvale, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 (Commission File No. 001-33347))

10.2	Agreement and Plan of Reorganization, dated as of January 4, 2008, by and among Aruba Networks, Inc., Aloha Acquisition Corporation, AirWave Wireless, Inc. and certain other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008 (Commission File No. 001-33347))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 7, 2008

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: March 7, 2008

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Standard Office Lease dated as of November 30, 2007, by and between Arden Realty Limited Partnership, as landlord, and Aruba Networks, Inc., as tenant, for the premises located at 1344 Crossman Ave., Suite 100, Sunnyvale, California (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2007 (Commission File No. 001-33347))

10.2	Agreement and Plan of Reorganization, dated as of January 4, 2008, by and among Aruba Networks, Inc., Aloha Acquisition Corporation, AirWave Wireless, Inc. and certain other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 9, 2008 (Commission File No. 001-33347))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.