Form 10-Q
period 2008-04-30
ARUBA NETWORKS, INC.
filed 2008-06-06
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of June 4, 2008 was 82,583,060.

ARUBA NETWORKS, INC.
INDEX

Item 1 — Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$41,476	$42,570
Short-term investments	56,350	62,430
Accounts receivable, net	28,562	23,722
Inventory	16,522	8,991
Deferred costs	2,881	3,217
Prepaids and other	5,291	2,432

Total current assets	151,082	143,362

Property and equipment, net	6,887	3,709
Goodwill	7,655	—
Intangible assets, net	20,262	3,912
Deferred costs	336	722
Other assets	768	428

Total assets	$186,990	$152,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,775	$2,201
Accrued liabilities	18,623	15,317
Income taxes payable	542	281
Deferred revenue	22,451	16,067

Total current liabilities	48,391	33,866

Deferred revenue	6,762	5,780
Other long-term liabilities	139	—

Total liabilities	55,292	39,646

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at April 30, 2008 and July 31, 2007, no shares issued and outstanding at April 30, 2008 and July 31, 2007	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2008 and July 31, 2007; 82,474 and 76,927 shares issued and outstanding at April 30, 2008 and July 31, 2007	8	8
Additional paid-in capital	243,074	213,545
Accumulated other comprehensive income	51	29
Accumulated deficit	(111,435)	(101,095)

Total stockholders’ equity	131,698	112,487

Total liabilities and stockholders’ equity	$186,990	$152,133

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues
Product	$35,478	$29,777	$108,105	$71,545
Professional services and support	6,287	3,816	19,109	8,593
Ratable product and related professional services and support	841	1,068	2,767	5,675

Total revenues	42,606	34,661	129,981	85,813

Cost of revenues
Product	11,236	8,921	34,077	24,784
Professional services and support	1,650	1,138	5,853	3,443
Ratable product and related professional services and support	294	397	986	2,088

Total cost of revenues	13,180	10,456	40,916	30,315

Gross profit	29,426	24,205	89,065	55,498

Operating expenses
Research and development	9,762	6,890	27,148	17,752
Sales and marketing	21,230	16,240	61,755	39,194
General and administrative	4,730	4,889	13,325	10,897
Acquisition related severance expense	197	—	197	—

Total operating expenses	35,919	28,019	102,425	67,843

Operating loss	(6,493)	(3,814)	(13,360)	(12,345)

Other income (expense), net
Interest income	854	567	3,474	876
Interest expense	—	(22)	—	(85)
Other income (expense), net	(324)	(5,935)	258	(9,185)

Total other income (expense), net	530	(5,390)	3,732	(8,394)

Loss before provision for income taxes	(5,963)	(9,204)	(9,628)	(20,739)

Provision for income taxes	260	82	712	293

Net loss	$(6,223)	$(9,286)	$(10,340)	$(21,032)

Net loss per common share, basic and diluted	$(0.08)	$(0.26)	$(0.13)	$(0.99)

Shares used in computing basic and diluted net loss per common share	80,644	36,363	78,922	21,207

Stock-based compensation expense included in above:
Cost of revenues	$161	$62	$464	$202
Research and development	1,458	858	4,226	1,576
Sales and marketing	1,839	1,042	6,248	2,193
General and administrative	794	2,499	2,612	3,993
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	April 30,
	2008	2007
Cash flows from operating activities
Net loss	$(10,340)	$(21,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,436	1,384
Provision for doubtful accounts	149	210
Write downs for excess and obsolete inventory	823	1,108
Compensation related to stock options and share awards	13,550	6,549
Net realized gains on short term investments	(21)	—
Stock issued to charitable foundation	—	1,415
Non-cash interest expense	—	45
Accretion of purchase discounts on short-term investments	(2,011)	—
Change in carrying value of preferred stock warrants	(715)	8,992
Loss on disposal of fixed assets	—	5
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,101)	(5,573)
Inventory	(9,380)	(4,588)
Prepaids and other	(2,755)	(317)
Deferred costs	721	1,600
Other assets	(339)	(152)
Accounts payable	3,991	3,183
Deferred revenue	5,690	289
Other current and noncurrent liabilities	3,438	2,264
Income taxes payable	261	90

Net cash provided by (used in) operating activities	2,397	(4,528)

Cash flows from investing activities
Purchases of short-term investments	(85,657)	—
Proceeds from sales and maturities of short-term investments	93,790	—
Purchases of property and equipment	(3,961)	(3,028)
Cash paid in purchase acquisition, net of cash acquired	(16,030)	—

Net cash used in investing activities	(11,858)	(3,028)

Cash flows from financing activities
Repayments on equipment loan obligations	—	(546)
Cash received under stock issuance agreement	—	2,104
Proceeds from issuance of redeemable convertible preferred stock, net	—	10,597
Proceeds from initial public offering, net	—	91,809
Proceeds from issuance of common stock	10,014	3,996
Repurchase of common stock under stock repurchase program	(1,649)	—

Net cash provided by financing activities	8,365	107,960

Effect of exchange rate changes on cash and cash equivalents	2	59

Net (decrease)/ increase in cash and cash equivalents	(1,094)	100,463

Cash and cash equivalents, beginning of period	42,570	9,263

Cash and cash equivalents, end of period	$41,476	$109,726

Supplemental disclosure of cash flow information
Income taxes paid	$232	$177
Interest paid	$—	$35

Supplemental disclosure of non-cash investing and financing activities
Reclassification of warrant liability to equity upon initial public offering	$—	$9,933
Reclassification of non-current liability to equity upon initial public offering	$—	$3,500
Common stock issued in purchase acquisition	$7,852	$—
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles(“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2007 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2008, its results of operations for the three and nine months ended April 30, 2008 and 2007, and its cash flows for the nine months ended April 30, 2008 and 2007. The results for the three and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2008.
     During the three months ended October 31, 2007, the Company determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the initial public offering (“IPO”) closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third fiscal quarter of 2007. During the first fiscal quarter of 2008, the Company corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. In addition, during the three months ended October 31, 2007, the Company determined that stock-based compensation related to its employee stock purchase plan was understated by $48,000 and $87,000 in the third and fourth fiscal quarters of 2007, respectively. During the first fiscal quarter of 2008, the Company corrected these errors resulting in the inclusion of $135,000 of additional stock-based compensation within the consolidated statement of operations for the three months ended October 31, 2007. The Company and its Audit Committee concluded that these errors were not material to the third and fourth fiscal quarters of 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the corrections were recorded in the first fiscal quarter of 2008.
Significant Accounting Policies
     Other than the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”), there have been no significant changes in the Company’s accounting policies during the nine months ended April 30, 2008 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K filed on October 12, 2007.
2. Acquisition
     On March 20, 2008, the Company completed its acquisition of AirWave Wireless, Inc. (“AirWave”). AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless LAN, mesh, and WiMAX networks. The acquisition will add to the Company’s product offerings by providing a leading multi-vendor management solution.

     This transaction was accounted for as a business combination and the results of the acquired business have been included in the consolidated financial statements since the date of the acquisition. The accompanying condensed consolidated financial statements reflect the total purchase price for AirWave of approximately $24.6 million which consists of the following (in thousands):

Common stock (1,518,774 shares at $5.17 per share)	$7,852
Vested portion of assumed unvested options	150
Cash	16,326
Transactions costs	265

Total consideration	$24,593

     The purchase price was allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill. These estimates are subject to adjustment based on the final allocation of the purchase price.
     The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
		Useful Lives
Cash and cash equivalents	$560
Current assets	978
Property and equipment	96
Non-current assets	15

Total tangible assets acquired	1,649
Amortizable intangible assets:
Existing and core technology/ patents	8,900	4 years
Customer contracts	4,600	6 years
Support agreements	2,700	5 years
Tradenames/trademarks	600	5 years
Non-compete agreements	700	2 years
Goodwill	7,655

Total assets acquired	26,804
Current liabilities	(1,738)
Non-current liabilities	(473)

Total liabilities assumed	(2,211)

Total	$24,593

     The purchased intangible assets have a weighted average useful life of 4.6 years from the date of acquisition.
     The following unaudited pro forma financial information presents the combined results of operations for the Company and AirWave as if the acquisition had occurred at August 1, 2007 and 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on August 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenues	$43,323	$37,148	$134,932	$91,399
Net loss	$(7,463)	$(10,039)	$(15,223)	$(24,473)
Net income per share- basic & diluted	$(0.09)	$(0.27)	$(0.19)	$(1.08)
3. Goodwill and Other Intangible Assets
     In accordance with Financial Accounting Standards Board Interpretation No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill originating from an acquisition will not be amortized and will be tested for impairment on an annual basis and between annual tests based on certain circumstances. In general, goodwill is not deductible for tax purposes. Purchased intangible assets are being amortized on a straight-line basis over a period of two to seven years.

     The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
As of April 30, 2008	Useful Lives	Value	Amortization	Value
			(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(692)	$8,591
Patents/Core Technology	4 years	3,046	(227)	2,819
Customer Contracts	6 to 7 years	5,083	(140)	4,943
Support Agreements	5 to 6 years	2,717	(63)	2,654
Tradenames/Trademarks	5 years	600	(13)	587
Non-Compete Agreements	2 years	712	(44)	668

Total		$21,441	$(1,179)	$20,262

	Estimated	Gross	Accumulated	Net
As of July 31, 2007	Useful Lives	Value	Amortization	Value
			(in thousands)
Intangible Assets, net
Existing Technology	4 years	$2,583	$(20)	$2,563
Patents/Core Technology	4 years	846	(7)	839
Customer Contracts	7 years	483	(2)	481
Support Agreements	6 years	17	—	17
Non-Compete Agreements	2 years	12	—	12

Total		$3,941	$(29)	$3,912

     During the three and nine months ended April 30, 2008, the Company recorded $0.7 million and $1.2 million, respectively, of amortization expense related to its purchased intangible assets.
     The estimated future amortization expense of purchased intangible assets as of April 30, 2008 is as follows:

Amount
(in thousands)
Remaining three months of fiscal 2008	$1,234
Year Ending July 31,
2009	4,937
2010	4,804
2011	4,555
2012	2,917
Thereafter	1,815

Total	$20,262

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

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(6,223)	$(9,286)	$(10,340)	$(21,032)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	80,644	36,363	78,922	21,207

Basic and diluted net loss per common share	$(0.08)	$(0.26)	$(0.13)	$(0.99)

     The following outstanding options, common stock subject to repurchase, restricted stock awards, and warrants to purchase shares of common stock were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	April 30,
	2008	2007
	(in thousands)
Options to purchase common stock	20,624	21,695
Common stock subject to repurchase	708	1,464
Restricted stock awards	3,287	—
Warrants to purchase common stock	—	677
5. Short-Term Investments
     Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
		(in thousands)
Balance at April 30, 2008
Auction rate securities	$504	$2	$—	$506
Corporate bonds and notes	9,265	—	(22)	9,243
U.S. government agency securities	37,358	79	(15)	37,422
Asset-backed securities	802	1	—	803
Commercial paper	8,370	6	—	8,376

Total short-term investments	$56,299	$88	$(37)	$56,350

	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
		(in thousands)
Balance at July 31, 2007
Auction rate securities	$5,209	$—	$—	$5,209
Corporate bonds and notes	832	—	—	832
U.S. government agency securities	47,387	23	—	47,410
Asset-backed securities	4,518	5	—	4,523
Commercial paper	4,455	1	—	4,456

Total short-term investments	$62,401	$29	$—	$62,430

     The cost basis and fair value of available-for-sale securities, by contractual maturity, are as follows:

	Cost	Fair
	Basis	Value
	(in thousands)
April 30, 2008
One year or less	$40,212	$40,260
Over one year	16,087	16,090

Total short-term investments	$56,299	$56,350

	Cost	Fair
	Basis	Value
	(in thousands)
July 31, 2007
One year or less	$48,722	$48,737
Over one year	13,679	13,693

Total short-term investments	$62,401	$62,430

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
     The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
April 30, 2008
Corporate bonds and notes	$9,243	$(22)
U.S. government agencies	14,624	(15)

Total short-term investments	$23,867	$(37)

     There were no securities in an unrealized loss position greater than twelve months as of April 30, 2008, and there were no securities in an unrealized loss position as of July 31, 2007.
     The Company invests in securities that are rated investment grade or better. The Company has determined that unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of cost, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

6. Balance Sheet Components
     The following tables provide details of selected balance sheet items:

	April 30,	July 31,
	2008	2007
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$29,084	$24,229
Less: Allowance for doubtful accounts	(522)	(507)

Total	$28,562	$23,722

	April 30,	July 31,
	2008	2007
	(in thousands)
Inventory
Raw materials	$686	$543
Work in process	274	167
Finished goods	15,562	8,281

Total	$16,522	$8,991

	April 30,	July 31,
	2008	2007
	(in thousands)
Accrued Liabilities
Compensation and benefits	$7,322	$7,017
Inventory	3,597	3,444
Other	7,704	4,856

Total	$18,623	$15,317

7. Property and Equipment, net
     Property and equipment, net consists of the following:

	Estimated	April 30,	July 31,
	Useful Lives	2008	2007
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$5,574	$3,846
Computer software	2 years	3,168	1,587
Machinery and equipment	2 years	4,830	3,454
Furniture and fixtures	5 years	893	426
Leasehold improvements	2-5 years	537	232

Total property and equipment, gross		15,002	9,545
Less: Accumulated depreciation and amortization		(8,115)	(5,836)

Total property and equipment, net		$6,887	$3,709

8. Deferred Revenue
     Deferred revenue consists of the following:

	April 30,	July 31,
	2008	2007
	(in thousands)
Deferred Revenue
Product	$5,580	$2,587
Professional services and support	15,070	10,021
Ratable product and related services and support	1,801	3,459

Total deferred revenue, current	22,451	16,067

Professional services and support, long-term	5,702	3,618
Ratable product and related services and support, long-term	1,060	2,162

Total deferred revenue, long-term	6,762	5,780

Total deferred revenue	$29,213	$21,847

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
9. Income Taxes
     For the three and nine months ended April 30, 2008 and 2007, the Company generated operating losses. Accordingly, the Company’s tax provision for these periods relates primarily to franchise tax and foreign income tax.
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

     At the adoption date of August 1, 2007, the Company had $1.9 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. There was no material change to the Company’s unrecognized tax benefits at April 30, 2008.
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
10. Stock Benefit Plans and Common Stock
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
Stock Option Activity
     The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted
			Average	Weighted
	Shares		Exercise	Average	Aggregate
	Available for	Number of	Price	Fair Value	Intrinsic
	Grant	Shares	per Share	per Share	Value

Balance at July 31, 2007	3,358,925	21,917,611	$3.66
Shares reserved for issuance	3,846,366	—
Restricted stock awards granted	(3,266,846)	—
Restricted stock awards cancelled	137,300	—
Options granted	(2,692,505)	2,692,505	8.60	$3.82
Options granted in purchase acquisition	—	155,409	0.72	$4.63
Options exercised	—	(2,935,360)	1.77		$38,412,165
Options repurchased	8,000	—	0.21
Options cancelled	1,206,139	(1,206,139)	5.20

Balance at April 30, 2008	2,597,379	20,624,026	$4.46

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.
     The following table summarizes information about non-vested restricted stock awards:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at July 31, 2007	270,700	$17.43
Awards granted	3,266,846	6.95
Awards vested	(113,724)	16.14
Awards cancelled	(137,300)	15.23

Balance at April 30, 2008	3,286,522	$7.15

     The estimated fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. Stock-based compensation expense recognized for restricted stock awards was $1.2 million and $3.2 million for the three and nine months ended April 30, 2008, respectively.
Employee Stock Purchase Plan Activity
     During the three months ended April 30, 2008, 518,767 shares were purchased at an average per share price of $4.58. At April 30, 2008, there were 3,296,241 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three and nine months ended April 30, 2008 was $0.7 million and $2.1 million, respectively.

     During the three months ended April 30, 2008, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company will recognize $2.6 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.4 million in incremental stock-based compensation expense arising from the award modification for the three and nine months ended April 30, 2008.
Fair Value Disclosures
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	2.4%	4.6%	3.3%	4.7%
Expected term (in years)	4.3	4.3	4.3	4.3
Dividend yield	—	—	—	—
Volatility	51%	48%	51%	53%
Weighted average fair value of options granted	$2.44	$3.60	$3.87	$2.53
Employee Stock Purchase Plan

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	1.5% to 1.6%	5.0%	1.5% to 4.2%	5.0%
Expected term (in years)	0.5 to 2.0	0.4	0.5 to 2.0	0.4
Dividend yield	—	—	—	—
Volatility	47% to 65%	45%	43% to 65%	45%
Weighted average fair value of stock purchase rights granted	$2.13	$3.11	$2.43	$3.11
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
Stock-based Expenses
     Total stock-based compensation was $4.3 million and $13.6 million, for the three and nine months ended April 30, 2008, respectively, and $4.5 million and $8.0 million for the three and nine months ended April 30, 2007, respectively. The Company did not capitalize stock-based compensation during the three and nine months ended April 30, 2008 due to the amount qualifying for capitalization being immaterial.
     The Company recorded no tax benefit related to stock-based compensation during the three and nine months ended April 30, 2008, since the Company currently maintains a full valuation allowance on its deferred tax assets.

Shares Subject to Repurchase
     Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the shareholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of April 30, 2008 and July 31, 2007, respectively, a total of 707,963 and 1,046,599 shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $1.0 million and $1.4 million as of April 30, 2008 and July 31, 2007, respectively, is recorded in accrued liabilities. For the nine months ended April 30, 2008, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2007	1,046,599
Early exercise of options	130,863
Vested	(461,499)
Forfeited	(8,000)

Non-vested as of April 30, 2008	707,963

Stock Repurchase Program
     On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During the three months ended April 30, 2008, the Company purchased 313,000 shares under this program for an aggregate purchase price of $1.6 million. The Company was authorized to purchase up to an additional $8.4 million worth of shares under this program as of April 30, 2008. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
Warrants
     In August 2007, the Company issued 556,583 shares of common stock in connection with a cashless or net exercise of warrants to purchase 519,389 shares of common stock at exercise prices ranging from $0.67 to $2.13 per share. As of April 30, 2008, there were no warrants outstanding.
11. Comprehensive Income (Loss)
     Comprehensive income (loss) includes the following:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Net loss	$(6,223)	$(9,286)	$(10,340)	$(21,032)
Change in unrealized gain/(loss) on short-term investments	(192)	—	21	—

Comprehensive loss	$(6,415)	$(9,286)	$(10,319)	$(21,032)

12. Segment Information and Significant Customers
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
     The following presents total revenue by geographic region:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
United States	$28,081	$24,751	$87,234	$57,400
Europe, Middle East and Africa	8,565	4,781	23,736	14,457
Asia Pacific	4,390	2,549	13,503	7,293
Rest of World (including Japan)	1,570	2,580	5,508	6,663

Total	$42,606	$34,661	$129,981	$85,813

13. Commitments and Contingencies
Legal Matters
     On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. Although the Company intends to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention from operating the Company’s business. Because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable. At this time, the Company is unable to estimate the potential financial impact this action could have on the Company.
     The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of April 30, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
     Future minimum lease payments under noncancelable operating leases are as follows:

Operating
Leases
(in thousands)
Remaining three months of fiscal 2008	$635
Year Ending July 31, 2009	3,116
2010	3,236
2011	968
2012	150
Thereafter	—

Total minimum payments	$8,105

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
     The warranty reserve is included as a component of accrued liabilities on the balance sheet. Changes in the warranty reserve are as follows:

Warranty
Amount
(in thousands)
Balance as of July 31, 2007	$85
Provision	53
Obligations fulfilled during period	(19)

Balance as of April 30, 2008	$119

Noncancelable Purchase Commitments
     The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $4.9 million and $8.3 million in noncancelable purchase commitments with these providers as of April 30, 2008 and July 31, 2007, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
Indemnification
     In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2008 and July 31, 2007.
14. Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, “Accounting for Leases”. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for the Company beginning on August 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the Company beginning on August 1, 2008. The Company is currently evaluating the impact of adopting the provisions of SFAS 159 on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. The Company is required to adopt SFAS 141(R) effective August 1, 2009. The Company is currently evaluating the potential impact of this statement.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). This statement establishes accounting and reporting standards for noncontrolling interests in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.
     In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this statement.

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
•	that revenues from our indirect channels will continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future revenues;

•	that international revenues will increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by support revenues to increase;

•	that we will strategically hire employees throughout the company and invest in research and development;

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that research and development expenses will increase on an absolute dollar basis and as a percentage of revenue compared with the third quarter of fiscal 2008;

•	that we will continue to invest heavily in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide, which we believe will generate future business;

•	that sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis and as a percentage of revenue compared with the third quarter of fiscal 2008;

•	that we will incur significant additional accounting and legal costs related to defending ourselves against claims made by outside parties and compliance with SEC rules and regulations, in addition to other public company costs;

•	that general and administrative expenses will increase on an absolute dollar basis and as a percentage of revenue compared with the third quarter of fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations; and

•	that we will have adequate resources and expertise in place to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002,
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
     Our products have been sold to more than 4,300 end customers worldwide (not including customers from Alcatel-Lucent or customers acquired from the acquisition of AirWave Wireless Inc.), including some of the largest and most complex global organizations. We have now implemented a two tier distribution model in most areas of the world including the US, with value-added distributors (“VADs”) providing our portfolio of products plus a variety of supporting services to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel eco-system including selection and growth of high prospect partners; activation of our resellers thru active training and field collaboration; evolution of our channel programs in consultation with our partners; and deriving full value from our VADs in the services and leverage they can provide.
     Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against more established companies in the market and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our distribution model, most notably from our two-tier distribution model, and by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business and general economic conditions.
     On March 20, 2008, we completed our acquisition of AirWave Wireless, Inc. (“AirWave”) for an aggregate purchase price of approximately $24.6 million which included 1,518,774 shares of our common stock, valued at $7.9 million,, and approximately $16.3 million in cash. AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless local area networks (“LAN”), mesh, and WiMAX networks.
     We were incorporated in Delaware in 2002 and are headquartered in Sunnyvale, California. We have offices in North America, Europe, the Middle East and Asia Pacific, and employ staff around the world.
Revenues, Cost of Revenues and Operating Expenses
Revenues
     We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support revenues typically consist of software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
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
     Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance language or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. We typically ship products shortly after the receipt of an order, which is common in our industry, and our ability to meet our forecasted product revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the fiscal quarter.
     We sell our products directly through our sales force and indirectly through VADs, VARs, distributors and original equipment manufacturers (“OEMs”). We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues and an increasingly greater proportion of our future product revenues.

     We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods. For more information about our international revenues, see Note 12 of Notes to Consolidated Financial Statements.
     In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs, which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 11.8% and 10.8% of our revenues for the three and nine months ended April 30, 2008, respectively, and 10.2% and 13.8% for the three and nine months ended April 30, 2007, respectively.
Cost of Revenues
     Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to Flextronics, our contract manufacturer. Flextronics manufactures our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India. Cost of product revenues also includes amortization expense from our purchased intangible assets.
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
Gross Margin
     Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers;

•	losses associated with excess and obsolete inventory; and

•	growth in our headcount and other related costs incurred in our customer support organization.
Going forward, our gross margin will also be adversely affected by amortization expense from our purchased intangible assets.
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
     We grew from approximately 441 employees at July 31, 2007 to approximately 552 employees at April 30, 2008, including approximately 55 employees from our AirWave acquisition. We expect to continue to strategically hire employees throughout the company as well as invest in research and development.
     Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to the third quarter of fiscal 2008.

     Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
     We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. We expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue compared to the third quarter of fiscal 2008.
     General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, and fees for professional services. Professional services consist of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional accounting and legal costs related to compliance with rules and regulations implemented by the Securities and Exchange Commission and defending ourselves against claims made by outside parties, as well as additional insurance, investor relations and other costs associated with being a public company. We expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue, compared to the third quarter of fiscal 2008.
Stock-Based Expense
     Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We recognized $4.3 million and $13.6 million of stock-based expense for the three and nine months ended April 30, 2008, respectively, and $4.5 million and $8.0 million for the three and nine months ended April 30, 2007, respectively.
Other Income (Expense), net
     Other income (expense), net includes interest income on cash balances, interest expense and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. The largest component of other income (expense), net in fiscal 2007 was the adjustment to record our outstanding preferred stock warrants to fair value. Subsequent to our initial public offering (“IPO”), we are no longer required to remeasure these warrants to fair value. During the first fiscal quarter of 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock, which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in-capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third quarter of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first quarter of fiscal 2008.
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
Revenue Recognition
     Our revenues are derived primarily from two sources: (1) product revenue, including hardware and software products, and (2) related professional services and support revenue. Support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide our customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically between one year and five years.

     We account for revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”) because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements.
     Typically, our sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, we had not been able to establish VSOE of fair value in accordance with SOP 97-2 at the outset of our arrangements. Accordingly, prior to the second quarter of 2006, we recognized revenue for the entire transaction ratably over the support period, as the only undelivered element was typically support.
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

     The fair value of each option and employee stock purchase right was estimated on the date of grant using the Black-Scholes model with the following average assumptions:
Employee Stock Options

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	2.4%	4.6%	3.3%	4.7%
Expected term (in years)	4.3	4.3	4.3	4.3
Dividend yield	—	—	—	—
Volatility	51%	48%	51%	53%
Weighted average fair value of options granted	$2.44	$3.60	$3.87	$2.53
Employee Stock Purchase Plan

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Assumptions
Risk-free interest rate	1.5% to 1.6%	5.0%	1.5% to 4.2%	5.0%
Expected term (in years)	0.5 to 2.0	0.4	0.5 to 2.0	0.4
Dividend yield	—	—	—	—
Volatility	47% to 65%	45%	43% to 65%	45%
Weighted average fair value of stock purchase rights granted	$2.13	$3.11	$2.43	$3.11
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
Inventory Valuation
     Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $0.3 million and $0.8 million in the three and nine months ended April 30, 2008, respectively, and $0.3 million and $1.1 million for the three and nine months ended April 30, 2007, respectively.
Allowances for Doubtful Accounts
     We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $522,000 and $507,000 at April 30, 2008 and July 31, 2007, respectively.
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
     Effective August 1, 2007, we adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 9 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.
Results of Operations
     The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
Revenues:
Product	83.3%	85.9%	83.2%	83.4%
Professional services and support	14.7%	11.0%	14.7%	10.0%
Ratable product and related professional services and support	2.0%	3.1%	2.1%	6.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	26.3%	25.7%	26.2%	28.9%
Professional services and support	3.9%	3.4%	4.5%	4.0%
Ratable product and related professional services and support	0.7%	1.1%	0.8%	2.4%

Gross margin	69.1%	69.8%	68.5%	64.7%

Operating expenses:
Research and development	22.9%	19.9%	20.9%	20.7%
Sales and marketing	49.8%	46.8%	47.5%	45.7%
General and administrative	11.1%	14.1%	10.2%	12.7%
Acquisition related expenses	0.5%	0.0%	0.2%	0.0%

Operating margin	(15.2%)	(11.0%)	(10.3%)	(14.4%)

Other income (expense), net	1.2%	(15.6%)	2.9%	(9.8%)

Loss before income taxes	(14.0%)	(26.6%)	(7.4%)	(24.2%)

Provision for income taxes	0.6%	0.2%	0.5%	0.3%

Net loss	(14.6%)	(26.8%)	(7.9%)	(24.5%)

Revenues
     The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenues	$42,606	$34,661	$129,981	$85,813

Type of revenues:
Product	35,478	29,777	108,105	71,545
Professional services and support revenues	6,287	3,816	19,109	8,593
Ratable product and related professional services and support	841	1,068	2,767	5,675

Total revenues	$42,606	$34,661	$129,981	$85,813

Revenues by geography:
United States	28,081	24,751	87,234	57,400
Europe, the Middle East and Africa	8,565	4,781	23,736	14,457
Asia Pacific	4,390	2,549	13,503	7,293
Rest of World (including Japan)	1,570	2,580	5,508	6,663

Total revenues	$42,606	$34,661	$129,981	$85,813

     For the third quarter of fiscal 2008, total revenues increased 22.9% over the third quarter of fiscal 2007 due to an increase of $8.2 million in product and professional services and support revenues. The increases in revenue were due to the continual and steady growth of the WLAN market and the significant growth in our customer base during the third quarter of fiscal 2007. For the first nine months of fiscal 2008, total revenues increased 51.5% compared to the first nine months of fiscal 2007, due to a $47.1 million increase in product and related professional services and support revenues. The impact on revenue of the AirWave acquisition was immaterial to the three and nine months ended April 30, 2008.
     The decrease in ratable product and related professional services and support revenues in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
     In the third quarter of fiscal 2008, we derived 84.0% of our product revenues from indirect channels, which consist of VADs, VARSs, OEMs, and other distributors, compared to 78.7% in the third quarter of fiscal 2007. For the first nine months of fiscal 2008, we derived 81.5% of our product revenues from indirect channels compared to 83.7% for the first nine months of fiscal 2007. We expect to continue to derive a substantial majority of our product revenues from indirect channels as we focus on improving the ability of our indirect channel partners to more effectively market and sell our products.
     Revenues from shipments to locations outside the United States increased $4.6 million and $14.3 million in the third quarter and first nine months of fiscal 2008, respectively, compared to the third quarter and first nine months of fiscal 2007 due to an increase in demand for our products as the WLAN market expanded internationally. International revenue as a percentage of total revenues was 34.1% and 32.9% for the third quarter and first nine months of fiscal 2008 and 28.6% and 33.1% for the third quarter and first nine months of fiscal 2007. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and to increase as a percentage of total revenues in future periods.
     Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.

Cost of Revenues and Gross Margin
     The following table presents our revenues and cost of revenues, by revenue source, for the periods presented:

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Total revenues	$42,606	$34,661	$129,981	$85,813
Cost of product	11,236	8,921	34,077	24,784
Cost of professional services and support	1,650	1,138	5,853	3,443
Cost of ratable product and related professional services and support	294	397	986	2,088

Total cost of revenues	13,180	10,456	40,916	30,315

Gross profit	$29,426	$24,205	$89,065	$55,498
Gross margin	69.1%	69.8%	68.5%	64.7%
     In the third quarter of fiscal 2008, cost of revenues increased 26.1% compared to the third quarter of fiscal 2007 primarily due to a corresponding increase in our product revenues. Also, in the third fiscal quarter of 2007, we recognized significant one time support renewals from two of our customers that had very little cost associated with the revenue. Consequently, the increase in cost of revenues was higher than the increase in revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the third quarter of fiscal 2008, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first nine months of fiscal 2008, cost of revenues increased 35.0% compared to the first nine months of fiscal year 2007, also due to the corresponding increase in our product revenues. The increase in cost of revenues was less than the increase in revenues as a result of economic efficiencies we were able to gain with Flextronics. The impact on cost of revenues of the acquisition of AirWave was immaterial to the three and nine months ended April 30, 2008.
     Cost of professional services and support revenues in the third quarter of fiscal 2008 increased slightly as compared to the cost of professional services and support revenues in the third quarter of fiscal 2007. However, the costs did not increase at the same rate as the increase in professional services and support revenues due to cost efficiencies in our support organization. During the first nine months of fiscal 2008, cost of professional services and support increased $2.4 million compared to the first nine months of fiscal 2007 primarily as a result of several significant professional services transactions for large installations of our products that we entered into in the first quarter of fiscal 2008.
     Cost of ratable product and related professional services and support slightly decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.
     As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.
     Gross margins decreased 0.7% for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due to the recognition in the third quarter of fiscal 2007 of support revenue from two of our customers. This revenue was recorded at nearly 100% gross margin, as the substantial majority of the cost of revenues associated with this revenue was recognized in prior periods. Primarily as a result of these one-time items, which we do not expect to recur, gross margins were positively impacted in the third quarter of fiscal 2007.
     Gross margins increased by 3.8% for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 due to an increase in our revenues, which grew at a higher rate than the associated costs. This was primarily as a result of a favorable change in our product mix as we sold more higher-margin products, as well as the high growth rate and percentage of revenue derived from our support business.
Research and Development Expenses

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Research and development expenses	$9,762	$6,890	$27,148	$17,752
Percent of total revenue	22.9%	19.9%	20.9%	20.7%
     In the third quarter of fiscal 2008, research and development expenses increased 41.7%, compared to the third quarter of fiscal 2007, primarily due to an increase of $1.6 million in personnel and related costs, including an increase of $0.6 million in stock-based compensation. These increases were due to an increase in our headcount in research and development of 42 employees. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive. Outside services for engineering also increased by $0.6 million as a result of hiring several outside agencies to perform compliance reviews on our new 802.11n access points. Facilities expenses to accommodate this increased headcount increased $0.2 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.2 million due to an increase in depreciable assets.

     In the first nine months of fiscal 2008, research and development expenses increased 52.9% compared to the first nine months of fiscal 2007, primarily as a result of the increase in headcount. Personnel and related expenses increased $7.1 million, including an increase of $2.7 million in stock-based compensation. Outside services increased $0.7 million, facilities expenses increased $0.5 million and depreciation expense increased $0.6 million.
     Sales and Marketing Expenses

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Sales and marketing expenses	$21,230	$16,240	$61,755	$39,194
Percent of total revenue	49.8%	46.8%	47.5%	45.7%
     In the third quarter of fiscal 2008, sales and marketing expenses increased 30.7% over the third quarter of fiscal 2007, due to an increase of $4.2 million in personnel and related costs, including an increase of $0.8 million in stock-based compensation. These increases were due to an increase in our headcount in sales and marketing of 93 employees to support our growing business. Demonstration equipment expenses increased $0.2 million also due to the increase in headcount as each new sales representative is provided demonstration equipment. Facilities expenses to accommodate this increased headcount increased $0.5 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Amortization expense increased $0.2 million due to the acquisition of Network Chemistry and AirWave. These increases were partially offset by a decrease in marketing program expenses of $0.3 million in an effort to streamline costs and focus on the marketing activities that provide the greatest return.
     In the first nine months of fiscal 2008, sales and marketing expenses increased 57.6% compared to the first nine months of fiscal 2007, primarily as a result of the increase in headcount. Personnel and related expenses increased $18.2 million, including $2.1 million in sales commissions and $4.1 million in stock based compensation. Marketing program expenses increased $1.4 million, facilities expenses increased $0.9 million, depreciation and amortization expense increased $0.4 million and demonstration equipment expense increased $0.4 million also as a result of the increase in headcount.
General and Administrative Expenses

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
General and administrative expenses	$4,730	$4,889	$13,325	$10,897
Percent of total revenue	11.1%	14.1%	10.2%	12.7%
     In the third quarter of fiscal 2008, general and administrative expenses decreased 3.3% over the third quarter of fiscal 2007, primarily due to a decrease in stock-based compensation of $1.7 million. During the third quarter of fiscal 2007, the Company recorded a one time charge of $1.4 million in stock-based compensation expense as a result of issuing stock to a charitable foundation. This decrease was partially offset by an increase of $0.3 million in other personnel and related costs as a result of increased headcount. Facilities expenses to accommodate this increased headcount increased $0.2 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Professional fees associated with legal and audit services increased $1.1 million primarily due to litigation, Sarbanes-Oxley compliance consulting and additional costs associated with being a public company.
     In the first nine months of fiscal 2008, general and administrative expenses increased 22.3% compared to the first nine months of fiscal 2007, primarily as a result of the increase in headcount. While stock-based compensation decreased $1.4 million, other personnel related expenses increased $1.1 million. Professional fees increased $2.0 million and facilities expenses increased $0.3 million.
Acquisition Related Severance Expenses
     In connection with the acquisition, we terminated one of AirWave’s executives due to redundancy. As a result, we recorded expenses totaling approximately $197,000 for severance and related benefit costs.

Other Income (Expense), Net
     Other income (expense), net consists primarily of interest income, interest expense, income (expense) for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended		Nine months ended
	April 30,		April 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Interest income	$854	$567	$3,474	$876
Interest expense	—	(22)	—	(85)
Other	(324)	(5,935)	258	(9,185)

Total other income (expense), net	$530	$(5,390)	$3,732	$(8,394)

     Interest income increased in the third quarter and the first nine months of fiscal 2008 from the third quarter and the first nine months of fiscal 2007 as a result of interest income earned on our short-term investments. Our cash, cash equivalents and short-term investments balance as of April 30, 2008 was $97.8 million. As of April 30, 2007, our cash, cash equivalents and short-term investments balance was $109.7 million, however $91.8 million of that balance was received as a result of our IPO in March 2007. Thus, the interest earned was lower compared to the third quarter and first nine months of fiscal 2008 because the investments were held for a shorter period of time.
     Other income (expense), net for the third quarter and first nine months of fiscal 2008 decreased compared to the third quarter and first nine months of fiscal 2007. During fiscal 2007, we adjusted the carrying value of our preferred stock warrants to their fair value each period resulting in warrant expense. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock, and the warrants were no longer subject to remeasurement.
     During the first quarter of fiscal 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock, which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in-capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third quarter of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first quarter of fiscal 2008.
     Provision for Income Taxes
     Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than state and foreign provisions for income tax. As of July 31, 2007, we had net operating loss carryforwards of $55.5 million and $49.6 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $2.3 million for federal and $2.0 million for state income tax purposes as of July 31, 2007. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 9 of Notes to Consolidated Financial Statements.
     Effective August 1, 2007, we adopted FIN 48. This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 9 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.

Liquidity and Capital Resources

	April 30,	July 31,
	2008	2007
	(in thousands)
Working capital	$102,691	$109,496
Cash and cash equivalents	$41,476	$42,570
Short-term investments	$56,350	$62,430

	Nine months ended
	April 30,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$2,397	$(4,528)
Cash used in investing activities	$(11,858)	$(3,028)
Cash provided by financing activities	$8,365	$107,960
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
     During the first nine months of fiscal 2008, operating activities provided $2.4 million of cash compared to $4.5 million of cash used in operating activities during the first nine months of fiscal 2007. Cash provided by operating activities is due to increases in accounts payable, deferred revenue, and other current and non-current liabilities, as well as non-cash items such as stock-based compensation and depreciation. Cash provided by operating activities was offset by our net loss, and increases in accounts receivable, inventory, prepaid and other assets and non-cash items such as interest accretion on our short-term investments.
Cash Flows from Investing Activities
     Cash used in investing activities was $11.9 million in the first nine months of fiscal 2008, compared to cash used of $3.0 million in the first nine months of fiscal 2007 largely due to purchases of short-term investments and the acquisition of AirWave. In March 2008, we completed our acquisition of AirWave for a purchase price of $16.3 million in cash and shares of our common stock valued at $7.9 million. See Note 2 of Notes to Consolidated Financial Statements for further discussion.
     We also purchased property and equipment of $4.0 million related to the continual build out of our infrastructure to support our growth. Cash used in investing activities was partially offset by the proceeds from the sale and maturities of our short-term investments.
Cash Flows from Financing Activities
     Prior to our IPO in March 2007, we had financed our operations primarily with net proceeds from private sales of redeemable convertible preferred stock totaling $87.8 million. In March 2007, we completed our initial public offering which provided us with approximately $91.8 million in net proceeds. In the first nine months of fiscal 2008, cash provided by financing activities was derived from proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan. Cash flows from financing activities were offset in part by the $1.6 million repurchase of common stock under our structured repurchase program.

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
Other Uses of Cash
     On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. Purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.
Contractual Obligations
     The following is a summary of our contractual obligations as of April 30, 2008:

		Remaining
		three					More
		months of					than 5
	Total	fiscal 2008	2009	2010	2011	2012	years

	(in thousands)
Operating leases	$8,105	$635	$3,116	$3,236	$968	$150	$—
Non-cancellable inventory purchase commitments (1)	4,891	4,891	—	—	—	—	—
Other purchase commitments	644	250	394	—	—	—	—

Total contractual obligations	$13,640	$5,776	$3,510	$3,236	$968	$150	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
Recent Accounting Pronouncements
     See Note 14 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
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
     Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending July 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending July 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in a management assurance, or an attestation by our independent registered public accounting firm, that our internal control over financial reporting is adequate in its design and/or operation.
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
     We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above there were no claims as of April 30, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
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
     In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	general economic conditions in our domestic and international markets;

•	our ability to develop and maintain our two-tier distribution model;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the Federal vertical market;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
     We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $6.2 million and $10.3 million for the three and nine months ended April 30, 2008, respectively, and $9.3 million and $21.0 million for the three and nine months ended April 30, 2007, respectively. As of April 30, 2008 our accumulated deficit was $111.4 million. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

     The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages three to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our Federal vertical market. We view the Federal vertical as highly dependent on large transactions, and therefore we could experience significant fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.
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
     Our business depends on the overall demand for information technology, (“IT”), and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. However, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent financial services crisis in the United States and other current negative macroeconomic indicators, such as the predictions of the possible recession in the United States or other economic downturns in global markets, could adversely affect our business. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.
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
Flextronics purchases some components, subassemblies and products from a single supplier or a limited number of suppliers, and with respect to some of these suppliers, we have entered into license agreements that allow us to use their components in our products. The loss of any of these suppliers or the termination of any of these license agreements may cause us to incur additional set-up costs, result in delays in manufacturing and delivering our products, or cause us to carry excess or obsolete inventory.
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
     For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Communications, Inc. (“Atheros”), and all of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”). We have entered into license agreements with both Atheros and Broadcom, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros and Broadcom have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics was unable to obtain these components from Atheros or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from either Atheros or Broadcom.
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
We sell a majority of our products through VADs, VARs, other distributors, and OEMs. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or if they exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues.
     Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, other distributors and OEMs, which we refer to as our indirect channel. This includes a recent significant effort in the Americas to establish and maintain a two-tier distribution model. The percentage of our total revenues derived from sales through our indirect channel were 84.0% and 81.5% for the three and nine months ended April 30, 2008, respectively, and 78.7% and 83.7% for the three and nine months ended April 30, 2007, respectively. We expect that over time, indirect channel sales will increase as a percentage of our total revenues. Accordingly, our revenues depend in large part on the effective performance of these channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 11.8% and 10.8% of our total revenues for the three and nine months ended April 30, 2008, respectively, and 10.2% and 13.8% for the three and nine months ended April 30, 2007, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VARs, distributors and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.

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
     We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We expect to continue to add personnel in additional countries. For example, we recently hired a new head of our Europe, Middle East and Asia (“EMEA”) operations. Our international operations subject us to a variety of risks, including:
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
     In July 2007, we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We are integrating the acquired products into our secure mobility solutions, as well as providing products and continuing support to existing Network Chemistry customers and partners. We also recently completed our acquisition of AirWave Wireless, Inc. We are currently integrating the newly acquired AirWave products into our secure mobility solutions, as well as providing products and continuing support to existing AirWave customers and partners. This is our first significant acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
Impairment of our goodwill or other assets would negatively affect our results of operations.
     We recently acquired AirWave, which resulted in goodwill of $7.6 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have other purchased intangible assets of $20.3 million as of April 30, 2008. This represents a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.
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
     To accommodate the growth of our business, we began an implementation of a new Enterprise Resource Planning (“ERP”) system in July 2007. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our new ERP system could have a material adverse effect on our financial reporting system and internal controls.
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
     Radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union (“EU”) have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards.
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
     As of April 30, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
     On March 20, 2008, in connection with our acquisition of AirWave, we issued 1,518,774 shares of our common stock to the former holders of AirWave stock, vested options and bonus units. The issuance of such shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereof.
     (b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased (1) (2)	Paid per Share	Programs (2)	Programs (in 000’s)

February 1 - February 29, 2008	8,000	$0.21	—	$—
March 1 - March 31, 2008	313,201	$5.24	313,201	8,351
April 1 - April 30, 2008	—	$—	—	—

Total	321,201	$3.98	313,201	$8,351

(1)	The shares purchased in the month ending February 29, 2008, represent unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

(2)	The shares purchased in the month ending March 31, 2008, were under our stock repurchase program that was announced on February 26, 2008, and pursuant to which we are authorized to purchase up to $10.0 million of our common stock. This program will expire on February 26, 2010.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit No.	Description
10.1	2007 Equity Incentive Plan — Forms of restricted stock unit agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 6, 2008

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: June 6, 2008

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	2007 Equity Incentive Plan — Forms of restricted stock unit agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.