Form 10-K
period 2008-07-31
ARUBA NETWORKS, INC.
filed 2008-10-07
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of January 31, 2008, the last business day of our most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $518,627,519, based on the closing price reported for such date on the NASDAQ Global Select Market.

The number of outstanding shares of the Registrant’s Common Stock, $0.0001 par value, was 83,516,603 shares as of September 30, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that we will continue to enhance the functionality and performance of our ArubaOS operating system, our centralized mobility management architecture and our multi-vendor AirWave Wireless management platform;

•	that we intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners;

•	that we plan to realize increased operating efficiencies by growing our offshore research and development and customer support capabilities and establishing additional offshore capabilities for certain general and administrative functions;

•	that we will continue to expand our network of technology companies that enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications;

•	that revenues from our indirect channels will continue to constitute a substantial majority of our future revenues;

•	that international revenues will increase in absolute dollars and as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by support revenues to increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts, which we believe are essential to maintaining our competitive position;

•	that research and development expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that we will continue to invest heavily in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide, which we believe will generate future business;

•	that sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2008;

•	that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties;

•	that general and administrative expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base; and

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations,

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

Our products have been sold to over 5,400 end customers worldwide (not including customers from Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have now implemented a two-tier distribution model in most areas of the world, including the US, with value-added distributors (“VADs”) providing our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel eco-system including selection and growth of high prospect partners, activation of our resellers through active training and field collaboration, evolution of our channel programs in consultation with our partners, and deriving full value from our VADs in the leverage they can provide.

Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against more established companies as well as privately-held competitors, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business and general economic conditions.

On March 20, 2008, we completed our acquisition of AirWave Wireless, Inc. (“AirWave”) for an aggregate purchase price of approximately $24.6 million which included 1,518,774 shares of our common stock, valued at $7.9 million, and approximately $16.3 million in cash. AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless local area networks (“LAN”), mesh, and WiMAX networks.

Industry Background

Network users are growing increasingly mobile and depend on continuous access to enterprise networks in order to work productively in the office, at home, or on the road. No longer just a convenience, mobile computing and communications are business critical infrastructure that must deliver mobile users the same experience, access to data, and security as they would enjoy at the office. Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at lowest cost. The ultimate goal is to untether completely from restrictive wired networks and create the all-wireless workplace — a place in which users have the freedom to work, or telework, from anywhere.

Delivering secure mobility solutions requires that certain challenges be overcome:

•	Enabling both security and mobility — Radio waves cannot be confined within a building’s walls, challenging traditional wired network physical security models that depended on an impenetrable perimeter. To enable mobility, network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Finally, unauthorized wireless devices can circumvent network security and must be detected and prevented

•	Delivering applications in a mobile environment — Many applications are intended to be delivered over a fixed network and may perform sub-optimally in a mobile environment. This is especially true for mission-critical data and latency-sensitive voice and video applications. Enabling a network to recognize and adapt to an application — so-called “application awareness” — allows data, voice and video to be more reliably delivered, thereby enhancing the performance and utility of the application

•	System integration — Enterprise-class mobility solutions require more than basic wireless access. Security, application, network, and radio frequency (“RF”) management services are required, too, potentially increasing the complexity of a system as it grows in size and scope. To be effective, a mobility solution must minimize deployment and integration complexity, and support massive scalability, without requiring expensive upgrades to existing infrastructure

•	Management — Network management is the heart of any secure mobility solution because it so profoundly affects ease-of-use and on-going operating costs associated with set-up, diagnostics, maintenance, and upgrades. Centralized management allows even the largest enterprise to be supported with minimal IT overhead, while support for multiple vendors allows legacy infrastructure to coexist with the newest technologies like 802.11n

•	Support for emerging mobile applications — Secure mobility solutions need to be future-proof, ready to support emerging applications such as enterprise fixed mobile convergence (“eFMC”), cellular-to-Wi-Fi applications, and location-based services such as asset tracking and inventory management

User-Centric Technology

We believe that our user-centric networks are fundamentally different from alternative mobility solutions. In traditional enterprise networks, users are connected to the network via physical ports using wires. These port-centric architectures assume a static relationship between a user and a port, and network access policies and application delivery priorities do not anticipate — and therefore limit — user mobility. To enable user mobility, the fixed ports must either be opened so any user can connect from any port, or they must be connected to wireless LANs. Both of these options reduce network security and application performance. To allow remote users to securely access a port-centric network, enterprises commonly deploy virtual private networks (“VPNs”), which increase cost and complexity while often degrading the user experience and application performance. None of these alternatives address the fundamental challenge of convenient and secure user access, reliable application delivery, or a consistent user experience across both wireless and wired networks at local and remote locations.

We address the secure mobility problem using a novel, user-centric architecture that assigns network access policies to users instead of infrastructure like data ports. As soon as a user is authenticated by our policy enforcement firewall access policies are immediately enforced for that individual, regardless of whether they’re working in the office, from home, or on the road. Identity-based security allows unrestricted mobility and a common user experience whenever and wherever the network is accessed. Other key elements of this architecture include:

•	Follow-Me Connectivity — Our adaptive 802.11a/b/g/n wireless LANs enhance productivity and collaboration by delivering high performance wireless data, voice, and video connections even in dense deployments and noisy RF environments. Our solutions scale for campus applications while remaining cost-effective for branch deployments, can be used both indoors and outdoors, and support secure enterprise mesh for completely wireless networking

•	Follow-Me Security — Our solutions enable IT departments to deliver authentication, encryption, and access control services to all users using a single integrated, low-power appliance. Additional services such as VPNs or access control firewalls are not required, reducing IT overhead and expenses

•	Follow-Me Applications — Our user-centric network is application-aware, and the network dynamically adjusts to improve the performance of data, voice, and video applications delivered in a mobile enterprise environment. IT managers can use our architecture to implement policies that prioritize and optimize services based on the specific user and/or the application being delivered

Follow-Me Management — Our AirWave multi-vendor network management platform provides business-critical insights into the operation of wireless networks made by more than 16 vendors. Whether managing a single vendor network, or a multi-vendor legacy system in transition to 802.11n, the AirWave platform extends the life of existing infrastructure investments and lowers IT overhead associated with managing a dynamic network

•	Ease of deployment and integration — We have designed our architecture as a non-disruptive overlay to existing enterprise networks, allowing quick deployment by leveraging existing infrastructure. Additionally, we have integrated all of the disparate elements of enterprise mobility — security, application, network and RF management services — into a single architecture, making it easy and less expensive for IT departments to deploy our solution together with existing networks and security infrastructure

•	Cost-effective scalability — We believe our architecture provides industry leading scalability through its ability to support up to 100,000 concurrent users from a single centralized point of control. In addition, our integrated solution reduces the amount and type of equipment required to enable mobility within a given location. As a result, our architecture enhances management efficiency and reduces equipment and personnel costs, allowing enterprise IT managers to scale enterprise mobility solutions in a cost-effective manner

•	Flexible platform for emerging mobile applications — Our mobility solution architecture combines the flexibility of modular software with high-performance, programmable hardware. This combination enables us to rapidly introduce new applications, such as enterprise fixed mobile convergence and location-based services to track users and assets

Our Strategy

Our goal is to establish our secure mobility solution as the de facto standard for global education, enterprise, finance, government, healthcare, hospitality, industrial, and retail verticals. In pursuit of this quest, we believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Drive adoption across the enterprise — Many enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our objective is to penetrate remote locations and gain adoption by mobile users across corporate, government or educational campuses, as well as in branch and home offices. We intend to do so by emphasizing the productivity enhancements and cost-efficiency of our approach. We are also targeting business-continuity opportunities that require network access from remote locations, over 3G broadband connections, and via newly adopted business tools such as dual-mode Wi-Fi-cellular handsets.

•	Maintain and extend our software offerings — We believe that the integrated encryption, authentication, and network access technology embedded in the ArubaOS operating system is a key competitive differentiator. We intend to continue enhancing the ArubaOS operating system and our centralized mobility management architecture to maintain our position as a technology innovator. We also intend to extend the functionality and performance of the ArubaOS operating system with additional software modules such as mobile voice-over-IP and location-based services. Finally, we intend to continue enhancing the capabilities of our multi-vendor AirWave Wireless management platform to both support additional competitive products and enhance the underlying features of this market-leading product.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners. In late 2007 we partnered with three leading value-added distributors in the U.S. as part of a program to increase our reach into value-added resellers. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to Flextronics, an overseas contract manufacturer, and have established our own offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations and by establishing additional offshore capabilities for certain general and administrative functions.

•	Expand our base of technology partners — We will continue expanding our network of technology companies that enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications.

Products

Our unified mobility solutions integrate the ArubaOS operating system together with adaptive Wi-Fi networks, identity-based security, wired and wireless remote access devices, Wi-Fi-to-cellular services (also known as eFMC), and centralized multi-vendor network management. The resulting mobility solution enhances productivity, fosters workplace collaboration, and ensures the continuity of business-critical processes regardless of where users work or roam. Our solutions can be overlaid on top of existing networks and security solutions, preserving or extending the useful life of investments in legacy network infrastructure.

ArubaOS

ArubaOS serves as the system software for our architecture. It uniquely integrates user-based security, application-aware RF services and wireless LAN access to deliver the most scalable secure mobile networking solution for large and mid-sized enterprises. ArubaOS comes standard with comprehensive centralized controls, and additional security and mobility functionality that can be added or unlocked via licensed software modules.

Additional Software Modules for ArubaOS

Licensed software modules extend the base capabilities of ArubaOS. Over time, certain software modules become part of the ArubaOS. Currently, our available modules include:

•	Policy enforcement firewall — delivers user and group policy enforcement. Policies can be centrally defined and enforced on a per-user or per-group basis, following users as they move throughout the enterprise network;

•	Wireless intrusion protection — identifies and protects against malicious attacks on wireless networks, as well as vulnerabilities caused by unauthorized access points and client devices;

•	Remote Access Point — extends the enterprise network to roaming users, telecommuters, home/branch offices, construction trailers, and disaster recovery sites that have a wired or 3G backhaul Internet connection. Used in conjunction with any of our access points, this software allows seamless connectivity for remote users;

•	VPN server — extends the mobile enterprise network to large branch offices and individual users over the public Internet, eliminating the need for separate external VPN equipment;

•	External services interface — delivers a set of control and management interfaces to seamlessly integrate third-party network devices, incremental software modules, and services into user-centric networks;

•	Secure Enterprise Mesh — allows our access points to connect wirelessly to other access points to provide LAN-to-LAN bridging, outdoor coverage without wires, or wireless offices and workspaces;

•	xSec — provides wired and wireless Federal Information Processing Standard (“FIPS”) 140-2 validated encryption technology designed for high-security networks; and

•	Voice Services — Delivers standards-based voice over Wi-Fi plus voice control and management innovations enabled by our application-aware architecture. Voice Services Module supports large-scale voice deployments and provides a foundation for fixed mobile convergence.

Aruba Multi-Service Mobility Controllers

Our high-performance Multi-Service Mobility Controllers oversee the operation of our unified mobility solutions. These purpose-built platforms run ArubaOS and its associated software modules and can scale to meet the needs of large multi-national networks while handling the high throughput needs of 802.11n wireless networks. The controllers share a common hardware architecture that includes a dedicated control processor, a high-performance programmable network processor unit, and a unique programmable encryption engine. Multi-Service Mobility Controllers aggregate network traffic from access points, process it using our software controls, and deliver it to the network.

Our family of controllers includes multiple models, sized and priced to support a wide variety of applications from small offices and retail stores to branch and regional offices to large campuses and multi-national deployments.

Wireless Access Points and Wired Access Concentrators

Our wireless access points and wired access concentrators serve as on-ramps that aggregate user traffic onto the enterprise network and direct this traffic to Multi-Service Mobility Controllers. In addition to providing network access, our wireless access points provide security monitoring services for wireless networks. Wireless access points, available in indoor and outdoor versions, provide connectivity to clients using 802.11a/b/g/n Wi-Fi, which is supported by a broad array of consumer and commercial devices.

Wired access concentrators are designed for use in conference rooms, auditoriums, public areas, and roaming applications in which secure wired network access is required. Wired access concentrators connect to client devices using standard Ethernet protocol and forward network traffic to a Multi-Service Mobility Controller which enforce identity-based security and mobility policies.

Management Analytics and Threat Prevention

We offer a comprehensive suite of applications for planning, monitoring, fault management, real-time troubleshooting, reporting, RF coverage and location visualization for designing, maintaining, and securing wireless networks. Among the many products in this portfolio is RFprotect Distributed, a patent-pending wireless intrusion detection and prevention (“WIDP”) system featuring a two-tier system architecture — dual-radio sensors and a central security server. This powerful wireless security solution incorporates the Wireless Threat Protection Framework — including user-defined threat signatures — for complete threat detection, attack prevention, “no wireless” policy enforcement and compliance reporting inside the enterprise. RFprotect Distributed secures wireless networks against intrusions that are perpetrated intentionally and from vulnerabilities caused unintentionally through misconfigured network equipment.

AirWave Wireless Management Suite

AirWave Wireless, a division of Aruba Networks, is a leading provider of specialized tools to centrally manage large, multi-vendor wireless LAN, mesh, and WiMax networks. AirWave delivers a single, easy-to-use console that gives the entire IT staff full visibility and control over their wireless network and its users.

Legacy and new networking equipment often need to run side-by-side, in some cases for several years, because of multi-year capital equipment purchasing cycles and the introduction of new networking technology like 802.11n. The AirWave platform eases technology transitions by extending the life of existing capital investments and enabling multi-vendor solutions to be run from a common, centralized network management system. Most wireless vendors offer only proprietary management solutions geared towards their own products. AirWave’s platform manages networks and products from Aruba and more than 15 other vendors.

In addition to providing best-in-class multi-vendor mobility management tools, AirWave software can be used for remote managed service applications targeted by some of our service provider partners. The tool suite includes the AirWave Management Platform (“AMP”), VisualRFtm Location and Mapping Module, RAPIDStm Rogue Detection Module, and AirWave Master Console & Failover Servers.

Customers

Our products have been sold to over 5,400 end customers worldwide (excluding end-customers of Alcatel-Lucent) in most major industries including but not limited to construction, education, engineering, finance, government, healthcare, hospitality, manufacturing, media, retail, technology, telecom, transportation, and utilities. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations, including:

United States	EMEA	Asia Pacific and Other

California State University	BAA	NTT Data Corporation
Drexel University	Norwegian Ministry of Foreign Affairs	Samsung Medical Center
Golden Living	Saudi Aramco
Hess Corporation
Microsoft
Navy Exchange Service Command
United States Air Force

End user customers purchase our products directly from us and through our VARs, VADs and original equipment manufacturers (“OEMs”). For a description of our revenues based on our customers’ geographic locations, see Note 13 of Notes to Consolidated Financial Statements.

Sales and Marketing

We sell our products and support directly through our sales force and indirectly through our VARs, VADs and OEMs:

•	Our sales force — We have a sales force in each of the following regions: the Americas, Europe, Middle East and Africa (“EMEA”), the Asia Pacific (“APAC”) region and throughout the rest of the world. Each sales force is responsible for managing all direct as well as channel business within its designated geographic territory.

•	VARs, VADs and OEMs — With over 100 new partners since the implementation of our partner program we now have over 600 channel partners worldwide. Our VARs, VADs and OEMs market and sell our products to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service.

We finished a reorganization of our two tier structure in EMEA to provide full role separation between our VARs and VADs. In North America we have implemented a broad deal registration program which facilitates less channel conflict. New partner training has also been rolled out which focuses on task-based rather than product-based knowledge. Our focus continues to be management of our channel eco-system including selection and growth of high prospect partners, activation of our resellers through active training and field collaboration, and evolution of our channel programs in consultation with our partners. We continue to work with VADs to create better leverage through our indirect channel in an effort to decrease the amount of involvement of our direct sales personnel in the sale process.

Our marketing activities include lead generation, tele-sales, advertising, web site operations, direct marketing, and public relations, as well as participation at technology conferences and trade shows.

Customer Service, Support and Training

We offer tiered customer service and support programs that encompass hardware, software, and access to future software upgrades on a when-and-if available basis. In order to better serve our customers, we have support centers in Sunnyvale, California and Chennai, India available to respond 24x7x365. Service and support for end customers of our VARs, VADs and OEMs are typically provided by these channel partners, to whom we provide backup support. Our training department conducts basic and advanced courses on-site at customer locations, third-party regional training facilities, and at our headquarters training facility in Sunnyvale, California. As part of our training program, we offer certification programs to demonstrate that participants have successfully completed the program and passed written and practical exams covering our products, networking, and wireless technologies.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California, although we are expanding our research and development team in Bangalore, India. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts.

Manufacturing

We outsource the manufacturing of our hardware products to Flextronics which helps us to optimize our operations by lowering costs and reducing time to market.

Our products are primarily manufactured in Flextronics’ Shanghai, China facility. We also utilize Flextronics’ facility in Singapore for manufacturing production, and a fulfillment and logistics hub for all customer shipments destined for APAC and EMEA locations. We operate a logistics center in California for all customer shipments destined to locations in the Americas. We also perform rigorous in-house quality control inspection and testing at our Sunnyvale, California facilities to ensure the reliability of our hardware components.

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

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if Flextronics, Atheros, Broadcom or any other sole source supplier suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers or suppliers of our sole sourced components, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.

Competition

The market for secure mobility products is highly competitive and constantly evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that enables mobility, security, and the delivery of converged application services. We believe other principal competitive factors in our market include the total cost of ownership, performance of software and hardware products, ability to deploy easily into existing networks, interoperability of networks with other devices, ability to easily scale, ability to provide secure mobile access to the network, speed of mobile connectivity, and ability to allow the centralized management of networks. Our competitive position also depends on our ability to innovate and adapt to meet the evolving needs of our customers. We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth. We believe we compete favorably in each of these areas.

Our primary competitors include Cisco Systems, primarily through its Wireless Networking Business Unit, and Motorola, through its subsidiary Symbol Technologies. We also face competition from a number of smaller private companies and new market entrants most of which have developed proprietary technology.

Intellectual Property

Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted five United States patents, and have over 50 provisional and non-provisional patent applications pending in the United States. We intend to file counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Our registered trademarks in the United States are AIRWAVE, ARUBA NETWORKS, ARUBA WIRELESS NETWORKS, ARUBA MOBILITY MANAGEMENT SYSTEM, FOR WIRELESS THAT WORKS, MOBILE EDGE ARCHITECTURE, PEOPLE MOVE. NETWORKS MUST FOLLOW, and ARUBA THE MOBILE EDGE COMPANY. We have United States trademark applications pending to register RFPROTECT, THE ALL WIRELESS WORKPLACE IS NOW OPEN FOR BUSINESS, BLUESCANNER, and GREEN ISLAND. We have filed international trademark applications for the marks ARUBA NETWORKS, ARUBA THE MOBILE EDGE COMPANY and PEOPLE MOVE. NETWORKS MUST FOLLOW.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Corporate Information

We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1344 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com.

Employees

As of July 31, 2008, we had approximately 541 employees in offices in North America, Europe, the Middle East and the Asia Pacific region, of which 257 were engaged in sales and marketing, 174 were engaged in research and development, 54 were engaged in general and administrative functions, 33 were engaged in customer services and 23 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

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

Risks Related to Our Business and Industry

We compete in new and rapidly evolving markets and have a limited operating history, which makes it difficult to predict our future operating results

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	general economic conditions in our domestic and international markets, especially given the recent crisis in our domestic financial markets;

•	our ability to develop and maintain our two-tier distribution model;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the federal, education and general enterprise vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth.

Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

We have a history of losses and may not achieve profitability in the future.

We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $17.1 million, $24.3 million, and $12.0 million for fiscal years 2008, 2007 and 2006, respectively. As of July 31, 2008 and 2007, our accumulated deficit was $118.2 million and $101.1 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages four to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience significant fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

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

Our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will at least remain at close to current levels. However, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent financial services crisis in the United States and other current negative macroeconomic indicators, such as the predictions of a possible recession in the United States or other economic downturns in global markets, could adversely affect our business. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.

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

For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Communications, Inc. (“Atheros”), and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”). We have entered into license agreements with both Atheros and Broadcom, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros and Broadcom have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics is unable to obtain these components from Atheros or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from either Atheros or Broadcom.

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

We sell a majority of our products through VADs, VARs, and OEMs. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or if they exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. Recently we’ve dedicated a significant amount of effort to establish and maintain a two-tier distribution model in the Americas. The percentage of our total revenues derived from sales through our indirect channel were 80.5%, 82.8%, and 79.2% for fiscal years 2008, 2007, and 2006, respectively. We expect that over time, indirect channel sales will continue to constitute a substantial majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 11.1%, 12.5%, and 15.6% of our total revenues for fiscal years 2008, 2007, and 2006, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VADs, VARs, and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.

Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability meet their financial obligations to us. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our VADs, VARs, or OEMs, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contract on short notice. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to focus primarily on the sale of our products or offer our products at all. Our failure to establish and maintain successful relationships with third-party distribution sources would likely materially adversely affect our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts and general and administrative functions within India and possibly in other countries. We expect to continue to add personnel in additional countries. For example, we recently hired a new head of our Europe, Middle East and Asia operations. Our international operations subject us to a variety of risks, including:

•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	reduced protection for intellectual property rights in some countries; and

•	increased cost of terminating international employees in some countries.

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

In July 2007, we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We continue to integrate the acquired products into our secure mobility solutions, as well as provide products and continuing support to existing Network Chemistry customers and partners. We also recently completed our acquisition of AirWave Wireless, Inc. We are currently integrating the newly acquired AirWave products into our secure mobility solutions, as well as providing products and continuing support to existing AirWave customers and partners. The acquisition of AirWave is our first significant acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We recently acquired AirWave Wireless Inc., which resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $19.0 million as of July 31, 2008. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

To accommodate the growth of our business, we began an implementation of a new Enterprise Resource Planning (“ERP”) system in July 2007. We expect to complete the implementation in November 2008. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our new ERP system could have a material adverse effect on our financial reporting system and internal controls.

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

Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, and/or bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. For example, a software bug was identified in January 2007 that affected certain versions of the Aruba Mobility Controller, in response to which we alerted our customers and released a patch to address the issue. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

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

As of July 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which would adversely affect our ability to operate our business.

We expect that our existing cash balances will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

Provisions in our charter documents, Delaware law, employment arrangements with certain of our executive officers, and our OEM supply agreement with Alcatel-Lucent could discourage a takeover that stockholders may consider favorable.

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

Certain of our executive officers may be entitled to accelerated vesting of their options pursuant to the terms of their employment arrangements upon a change of control of Aruba. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of the Company.

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

The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Form 10-K for the fiscal year ended July 31 2008, that our internal control over financial reporting was effective as of July 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have approximately 152,000 square feet of office space in Sunnyvale, California pursuant to two leases that expire in August and November 2010. We also lease approximately 43,500 square feet of warehouse space in Sunnyvale, California pursuant to a lease that expires in September 2010. We also maintain customer service centers, sales offices and research and development facilities in multiple locations worldwide. See Note 14 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

We believe that our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both subsidiaries of Motorola, Inc., filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, we filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Because of the inherent uncertainties of litigation the outcome of this action could be unfavorable. At this time, we are unable to estimate the potential financial impact this action could have on us.

We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above, there were no claims as of July 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended July 31, 2008.

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

	High	Low

2007
Third Quarter (beginning March 27, 2007)	$14.67	$13.50
Fourth Quarter	$23.78	$13.47
2008
First Quarter	$21.05	$15.67
Second Quarter	$18.70	$9.03
Third Quarter	$10.96	$4.69
Fourth Quarter	$7.00	$4.29

As of September 30, 2008, the number of stockholders of record of our common stock was 244.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of July 31, 2008, is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

The following graph compares, for the period between March 20, 2007 (the date of our initial public offering) and July 31, 2008, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested on March 27, 2007 in our common stock, the Nasdaq Composite Index and the Nasaq Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*
Among Aruba Networks Inc, The NASDAQ Composite Index
And The NASDAQ Computer Index

*	$100 invested on 3/27/07 in stock or 2/28/07 in index-including reinvestment of dividends. Fiscal year ending July 31.

Use of Proceeds from Public Offering of Common Stock

On March 26, 2007, our registration statements (Nos. 333-139419 and 333-141592) on Form S-1 were declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 9,200,000 shares of common stock, including the underwriters’ over-allotment option, at a public offering price of $11.00 per share. The offering, which closed on March 30, 2007, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Goldman, Sachs & Co., Lehman Brothers Inc., J.P. Morgan Securities Inc. and RBC Capital Markets Corporation.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased(1)(2)	Paid per Share	Programs(2)	Programs (in 000’s)

May 1 - May 31, 2008	11,875	$0.30	—	$—
June 1 - June 30, 2008	93,600	5.27	93,600	7,858
July 1 - July 31, 2008	46,711	0.94	—	—

Total	152,186	$3.55	93,600	$7,858

(1)	The shares purchased in May and July 2008, represent unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

(2)	The shares purchased in June 2008, were under our stock repurchase program that was announced in February 2008 with an authorized level of $10.0 million, not to exceed $2.5 million per quarter. This program will expire in February 2010.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

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

	Years Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Statements of Operations Data:
Revenues:
Product	$148,550	$107,939	$43,171	$—	$—
Professional services and support	26,244	12,847	2,985	—	—
Ratable product and related professional services and support	3,466	6,713	26,347	12,043	1,147

Total Revenues	178,260	127,499	72,503	12,043	1,147
Cost of revenues(1):
Product	48,126	36,035	16,904	—	—
Professional services and support	7,761	4,863	2,409	—	—
Ratable product and related professional services and support	1,228	2,470	10,572	9,077	2,696

Total cost of revenues	57,115	43,368	29,885	9,077	2,696

Gross profit (loss)	121,145	84,131	42,618	2,966	(1,549)
Operating expenses:
Research and development(1)	37,393	25,654	14,130	9,353	6,982
Sales and marketing(1)	86,008	60,115	33,765	22,369	11,277
General and administrative(1)	17,740	14,600	5,963	3,576	2,531
In-process research and development	—	632	—	—	—
Acquisition related severance expense	197	—	—	—	—

Total operating expenses	141,338	101,001	53,858	35,298	20,790

Operating loss	(20,193)	(16,870)	(11,240)	(32,332)	(22,339)
Other income (expense), net	4,036	(7,137)	(529)	(147)	(129)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(16,157)	(24,007)	(11,769)	(32,479)	(22,468)
Provision for income taxes	967	375	306	156	34

Loss before cumulative effect of change in accounting principle	(17,124)	(24,382)	(12,075)	(32,635)	(22,502)
Cumulative effect of change in accounting principle	—	—	66	—	—

Net loss	$(17,124)	$(24,382)	$(12,009)	$(32,635)	$(22,502)

Net loss per common share; basic and diluted	$(0.22)	$(0.70)	$(1.07)	$(4.66)	$(6.35)

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenues	$704	$327	$34	$23	$5
Research and development	6,200	2,925	259	179	42
Sales and marketing	8,953	4,362	749	678	272
General and administrative	3,421	5,103	213	194	71

Total stock-based compensation	$19,278	$12,717	$1,255	$1,074	$390

	As of July 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,602	$42,570	$9,263	$4,293	$27,390
Short-term investments	64,130	62,430	—	899	1,000
Working capital (deficit)	103,097	109,496	(10,472)	(884)	26,749
Total assets	188,801	152,133	38,017	30,337	38,273
Equipment loans payable	—	—	613	1,867	2,885
Deposit for Series D redeemable convertible preferred stock	—	—	19,329	—	—
Redeemable convertible preferred stock	—	—	58,009	58,009	56,310
Common stock and additional paid-in-capital	249,139	213,553	6,077	4,831	2,241
Total stockholders’ equity (deficit)	$130,875	$112,487	$(73,000)	$(62,459)	$(31,137)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our products have been sold to over 5,400 end customers worldwide (not including customers from Alcatel-Lucent), including some of the largest and most complex global organizations. We have now implemented a two-tier distribution model in most areas of the world, including the US, with value-added distributors (“VADs”) providing our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel eco-system including selection and growth of high prospect partners, activation of our resellers through active training and field collaboration, evolution of our channel programs in consultation with our partners, and deriving full value from our VADs in the leverage they can provide.

Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against more established companies as well as privately-held competitors, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our distribution model, most notably from our two-tier distribution model, and by the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and general economic conditions.

On March 20, 2008, we completed our acquisition of AirWave Wireless, Inc. (“AirWave”) for an aggregate purchase price of approximately $24.6 million which included 1,518,774 shares of our common stock, valued at $7.9 million, and approximately $16.3 million in cash. AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless local area networks (“LAN”), mesh, and WiMAX networks.

Revenues, Cost of Revenues and Operating Expenses

Revenues

We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support revenues typically consist of software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

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

Our revenue growth has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users. Recently we have experienced longer sales cycles in certain vertical markets and seasonality in our second fiscal quarter, both of which have slowed our revenue growth.

Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance language or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. We typically ship products within a reasonable time period after the receipt of an order and our ability to meet our forecasted product revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the fiscal quarter.

We sell our products directly through our sales force and indirectly through VADs, VARs, distributors and original equipment manufacturers (“OEMs”). We expect revenues from indirect channels to continue to constitute a substantial majority of our future revenues.

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

In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs, which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 11.1%, 12.5% and 15.6% of our revenues for fiscal years 2008, 2007 and 2006, respectively.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization; and

•	amortization expense from our purchased intangible assets.

Due to higher discounts given to the indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a substantial majority of our total revenues, which, by itself, negatively impacts our gross margins. However, in prior quarters we have experienced a favorable change in our product mix as we sold more higher-margin products, which contributed to improved overall gross margins. In the fourth quarter of fiscal 2008, overall gross margins decreased as we sold more access points than in prior quarters, which generally have a lower gross margin.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

We grew from approximately 441 employees at July 31, 2007 to approximately 541 employees at July 31, 2008, including approximately 55 employees from our AirWave acquisition. We expect to continue to strategically hire employees throughout the company as well as invest in research and development.

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. We expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2008.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.

We plan to continue to invest heavily in sales and marketing by increasing the number of sales personnel worldwide with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. We expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2008.

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our new ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties. We expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2008.

Stock-Based Compensation

Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We recognized $19.3 million, $12.7 million and $1.3 million of stock-based compensation for fiscal years 2008, 2007, and 2006, respectively.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, interest expense, and losses or gains on conversion of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. Prior to fiscal 2008, other income (expense), net also included adjustments to record our outstanding preferred stock warrants to fair value. Subsequent to our initial public offering (“IPO”) in March 2007, we are no longer required to remeasure these warrants to fair value.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets.

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

Stock-Based Compensation

Effective August 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock options granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the EITF in Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.

Goodwill and intangibles

We apply SFAS No. 142, Goodwill and Other Intangible Assets and perform an annual goodwill impairment test. For purposes of impairment testing, we have determined that the Company has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes our market capitalization. We did not recognize impairment charges in any of the periods presented.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to seven years. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant underperformance relative to estimated results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

Determination of recoverability of purchased intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset. We did not recognize impairment charges in any of the periods presented.

Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $1.2 million, $1.1 million, and $0.9 million in fiscal years 2008, 2007 and 2006, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $558,000 and $507,000 at July 31, 2008 and 2007, respectively.

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

Effective August 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation requires us to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 10 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended July 31,
	2008	2007	2006

Revenues:
Product	83.3%	84.6%	59.6%
Professional services and support	14.7%	10.1%	4.1%
Ratable product and related professional services and support	2.0%	5.3%	36.3%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	27.0%	28.3%	23.3%
Professional services and support	4.4%	3.8%	3.3%
Ratable product and related professional services and support	0.6%	1.9%	14.6%

Gross margin	68.0%	66.0%	58.8%
Operating expenses:
Research and development	21.0%	20.1%	19.5%
Sales and marketing	48.2%	47.1%	46.6%
General and administrative	10.0%	11.5%	8.2%
In-process research and development	—	0.5%	—
Acquisition related expenses	0.1%	—	—

Operating margin	(11.3)%	(13.2)%	(15.5)%
Other income (expense), net	2.2%	(5.6)%	(0.7)%

Loss before income taxes	(9.1)%	(18.8)%	(16.2)%
Provision for income taxes	0.5%	0.3%	0.4%

Net loss	(9.6)%	(19.1)%	(16.6)%

Revenues

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Total revenues	$178,260	$127,499	$72,503

Type of revenues:
Product	148,550	107,939	43,171
Professional services and support	26,244	12,847	2,985
Ratable product and related professional services and support	3,466	6,713	26,347

Total revenues	$178,260	$127,499	$72,503

Revenues by geography:
United States	118,647	84,878	53,132
Europe, the Middle East and Africa	31,149	20,710	7,711
Asia Pacific	20,231	13,301	7,232
Rest of World (including Japan)	8,233	8,610	4,428

Total revenues	$178,260	$127,499	$72,503

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

For fiscal 2008, total revenues increased 39.8% over fiscal 2007 due to an increase of $54.0 million in product and professional services and support revenues. The increases in revenue were due to the continual and steady growth of the WLAN market and the significant growth in our customer base during fiscal 2008. The introduction of our new 802.11n access points also contributed to the increase in our product revenues. Further, we saw continued growth in the education and healthcare verticals during fiscal 2008. We believe the customers in these verticals continue to show increased demand for advanced wireless and LAN technology.

The decrease in ratable product and related professional services and support revenues in fiscal 2008 compared to fiscal 2007 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.

In fiscal 2008, we derived 80.5% of our product revenues from indirect channels, which consist of VADs, VARs, and OEMs, compared to 82.8% in fiscal 2007. We expect to continue to derive a substantial majority of our product revenues from indirect channels as we focus on improving the ability of our indirect channel partners to more effectively market and sell our products.

Revenues from shipments to locations outside the United States increased $17.0 million in fiscal 2008 compared to fiscal 2007 due to an increase in demand for our products as the WLAN market expanded internationally. International revenues as a percentage of total revenues was 33.4% for fiscal 2008 which was consistent with fiscal 2007. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and to increase as a percentage of total revenues in future periods.

Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.

Total revenues increased in fiscal 2007 compared to fiscal 2006 primarily due to an increase in product revenue as a result of the growth of the WLAN market. The increase was partially offset by a decrease in ratable product and related professional services and support revenue. We generated 33.4% of our revenues in fiscal 2007 from shipments to locations outside of the U.S. compared to 26.7% in fiscal 2006. The increase was primarily driven by an increase in revenue from our EMEA region as we expanded our operations and sales and marketing efforts in EMEA. Revenue from our indirect channels was 82.8% of total revenues in fiscal 2007 compared to 79.2% of total revenues in fiscal 2006 as we began to build out our distribution channel.

Cost of Revenues and Gross Margin

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Total revenues	$178,260	$127,499	$72,503
Cost of product	48,126	36,035	16,904
Cost of professional services and support	7,761	4,863	2,409
Cost of ratable product and related professional services and support	1,228	2,470	10,572

Total cost of revenues	57,115	43,368	29,885

Gross profit	$121,145	$84,131	$42,618
Gross margin	68.0%	66.0%	58.8%

In fiscal 2008, cost of revenues increased 31.7% compared to fiscal 2007 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. Payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues for fiscal 2008, 2007, and 2006.

Cost of professional services and support revenues in fiscal 2008 increased 59.6% compared to fiscal 2007. However, the costs did not increase at the same rate as the increase in professional services and support revenues due to cost efficiencies in our support organization. During fiscal 2008, cost of professional services and support increased $2.9 million compared to fiscal 2007 primarily as a result of several significant professional services transactions for large installations of our products that we entered into in the first quarter of fiscal 2008. Amortization expense of our purchased technology intangible assets also increased $1.8 million in fiscal 2008, compared to fiscal 2007.

Cost of ratable product and related professional services and support decreased during this period consistent with the decrease in ratable product and related professional services and support revenues.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.

Gross margins increased 2.0% for fiscal 2008 compared to fiscal 2007 due to an increase in our revenues, which grew at a higher rate than the associated costs. For the first three quarters of fiscal 2008, gross margins increased primarily as a result of a favorable change in our product mix as we continued to sell more higher-margin products, as well as the high growth rate and percentage of revenue derived from our support business. However, in the fourth quarter of fiscal 2008, we sold more access points than in prior quarters, which generally contribute a lower gross margin.

In fiscal 2007 cost of revenues increased 45.1% compared to fiscal 2006 primarily due to the corresponding increase in our revenues. More specifically, product revenues increased during this period which resulted in an increase in cost of product revenues, primarily relating to payments to Flextronics. Cost of professional services and support revenues increased during this period as professional services and support revenues doubled and we added more technical support headcount domestically and abroad to support our growing customer base. This increase was partially offset by a decrease in cost of ratable product and related professional services and support revenues during this period consistent with the decrease in ratable product and related professional services and support revenues.

Gross margins improved for fiscal 2007 compared to fiscal 2006 due to the increase in our revenues, which grew at a higher rate than the associated costs. This was primarily as a result of a favorable change to our product mix as we sold more higher-margin products, as well as the high growth rate and percentage of revenue derived from our support business.

Research and Development Expenses

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Research and development expenses	$37,393	$25,654	$14,130
Percent of total revenues	21.0%	20.1%	19.5%

In fiscal 2008, research and development expenses increased 45.8%, compared to fiscal 2007, primarily due to an increase of $8.7 million in personnel and related costs, including an increase of $3.3 million in stock-based compensation. These increases were due to an increase in our headcount of 30 employees. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive. Outside services for engineering also increased by $0.8 million as a result of hiring several outside agencies to perform compliance reviews on our 802.11n access points. Facilities expenses increased $0.8 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.8 million due to an increase in depreciable assets.

In fiscal 2007, research and development expenses increased 81.6% compared to fiscal 2006, primarily as a result of an increase in headcount. Personnel and related expenses increased $9.9 million, including an increase of $2.7 million in stock-based compensation. The cost of internal equipment increased $0.4 million due to the use of certain of our product inventory for research and development purposes. Depreciation expense also increased $0.4 million in fiscal 2007 compared to fiscal 2006.

Sales and Marketing Expenses

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Sales and marketing expenses	$86,008	$60,115	$33,765
Percent of total revenues	48.2%	47.1%	46.6%

In fiscal 2008, sales and marketing expenses increased 43.1% over fiscal 2007, due to an increase of $21.0 million in personnel and related costs, including an increase of $4.6 million in stock-based compensation. These increases were due to an increase in our headcount in sales and marketing of 58 employees to support our growing business. Demonstration equipment expenses increased $0.7 million also due to the increase in headcount as each new sales representative is provided demonstration equipment. Facilities expenses increased $1.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Amortization of purchased customer and tradename intangible assets increased $0.6 million due to the acquisition of Network Chemistry and AirWave. Expenses associated with marketing programs increased $0.8 million and depreciation expense increased $0.4 million.

In fiscal 2007, sales and marketing expenses increased 78.0% over fiscal 2006 primarily as a result of an increase in headcount. Personnel and related expenses increased $20.7 million including $3.6 million of stock-based compensation. We also increased our marketing programs in fiscal 2007 by $3.6 million primarily for lead generation and demonstration tools. Recruiting expenses increased $0.6 million as we grew our sales and marketing workforce in order to generate new business. As a result of the 59 new employees in sales and marketing, facilities expenses increased $0.8 million.

General and Administrative Expenses

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

General and administrative expenses	$17,740	$14,600	$5,963
Percent of total revenues	10.0%	11.5%	8.2%

In fiscal 2008, general and administrative expenses increased 21.5% over fiscal 2007, primarily as a result of an increase in headcount. Consequently, personnel expenses increased $1.3 million. This increase in other personnel expenses was partially offset by a decrease in stock based compensation of $1.7 million. During the third quarter of fiscal 2007, we recorded a one time charge of $1.4 million in stock-based compensation expense as a result of issuing stock to a charitable foundation. Facilities expenses increased $0.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Professional fees associated with legal and audit services increased $2.5 million primarily due to litigation, Sarbanes-Oxley compliance consulting and additional costs associated with being a public company.

In fiscal 2007, general and administrative expenses increased 144.8% compared to fiscal 2006, primarily due to an increase of $7.4 million in personnel and related costs as a result of increased headcount, including an increase of $4.9 million in stock-based compensation. Accounting and legal expenses increased $0.6 million primarily due to becoming a public company.

In-Process Research and Development Expense

In-process research and development expense related to our acquisition of Network Chemistry’s line of RFProtect and BlueScanner wireless security products on July 20, 2007 and consisted of feature enhancements and functional improvements to the underlying technology. A total of $632,000 was expensed upon the consummation of the acquisition in fiscal 2007 because technological feasibility had not been established and no future alternative uses existed. This development project was intended to add new functionalities necessary to address evolving customer needs, and drive market acceptance of the acquired products. The acquired in-process technology was at a stage of development that required further research and development to determine technical feasibility and commercial viability. Because the in-process research and development was not yet complete and not yet generating revenue and profits, there was risk that the developments would not be completed and/or not competitive with other products using alternative technologies that offer comparable functionalities. During fiscal 2008, we completed the in-process research and development projects, the results of which were consistent with our expectations.

Acquisition Related Severance Expenses

In connection with the acquisition of AirWave, we terminated one of AirWave’s executives due to redundancy. As a result, we recorded expenses totaling approximately $197,000 for severance and related benefit costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income, interest expense, expense for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Interest income	$4,083	$2,221	$551
Interest expense	—	(88)	(315)
Other income (expense), net	(47)	(9,270)	(765)

Total other income (expense), net	$4,036	$(7,137)	$(529)

Interest income increased in fiscal 2008 from fiscal 2007 as a result of interest income earned on our short-term investments. Our cash, cash equivalents and short-term investments balance as of July 31, 2008 was $101.7 million compared to $105.0 million as of July 31, 2007. However $91.8 million of the balance as of July 31, 2007, was received as a result of our IPO in March 2007. Thus, the interest earned in fiscal 2007 was lower than fiscal 2008 because the investments were held for a shorter period of time.

During fiscal 2007, we adjusted the carrying value of our preferred stock warrants to their fair value each period resulting in warrant expense. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock, and the warrants were no longer subject to remeasurement. These fair value adjustments account for the remaining change in other income (expense), net.

During the first quarter of fiscal 2008, we determined that the fair values assigned to certain warrants to purchase preferred stock issued to non employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock, which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, we corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in-capital of $715,000. Management and our Audit Committee concluded that the error was not material to the third quarter of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the correction was recorded in the first quarter of fiscal 2008. This increase in other income (expense), net was offset by foreign currency losses of $725,000 for fiscal 2008 which was primarily driven by the remeasurement of foreign currency transactions into US dollars.

Total other income (expense), net increased $6.6 million in fiscal 2007 compared to fiscal 2006. The increase is primarily due to an increase of $8.3 million in warrant expense. The increase in expense was partially offset by an increase in interest income of $1.7 million due to the increase in our cash, cash equivalents and short-term investment balances.

Provision for Income Taxes

Since inception, we have incurred operating losses, and, accordingly, we have not recorded a provision for income taxes for any of the periods presented other than state and foreign provisions for income tax. As of July 31, 2008, we had net operating loss carryforwards of $88.0 million and $72.9 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $3.7 million for federal and $4.8 million for state income tax purposes as of July 31, 2008. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 10 of Notes to Consolidated Financial Statements.

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

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended July 31, 2008. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the Three Months Ended
2008	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$40,444	$35,478	$34,170	$38,458
Professional services and support	7,136	6,287	5,548	7,273
Ratable product and related professional services and support	699	841	927	999

Total revenues	48,279	42,606	40,645	46,730
Cost of revenues
Product	14,049	11,236	10,984	11,857
Professional services and support	1,908	1,650	1,386	2,817
Ratable product and related professional services and support	242	294	330	362

Total cost of revenues	16,199	13,180	12,700	15,036

Gross profit	32,080	29,426	27,945	31,694
Operating expenses
Research and development	10,245	9,762	9,086	8,300
Sales and marketing	24,252	21,230	18,826	21,700
General and administrative	4,416	4,730	4,403	4,191
Acquisition related severance expenses	—	197	—	—

Total operating expenses	38,913	35,919	32,315	34,191

Operating loss	(6,833)	(6,493)	(4,370)	(2,497)
Other income, net	304	530	1,120	2,082

Loss before provision for income taxes	(6,529)	(5,963)	(3,250)	(415)
Provision for income taxes	255	260	228	224

Net loss	$(6,784)	$(6,223)	$(3,478)	$(639)

Net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.04)	$(0.01)

	For the Three Months Ended
2007	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$36,394	$29,777	$22,662	$19,106
Professional services and support	4,254	3,816	2,656	2,121
Ratable product and related professional services and support	1,038	1,068	1,329	3,278

Total revenues	41,686	34,661	26,647	24,505
Cost of revenues
Product	11,251	8,921	8,562	7,301
Professional services and support	1,420	1,138	1,131	1,174
Ratable product and related professional services and support	382	397	505	1,186

Total cost of revenues	13,053	10,456	10,198	9,661

Gross profit	28,633	24,205	16,449	14,844
Operating expenses
Research and development	7,902	6,890	5,771	5,091
Sales and marketing	20,921	16,240	12,146	10,808
General and administrative	3,703	4,889	3,395	2,613
In-process research and development	632	—	—	—

Total operating expenses	33,158	28,019	21,312	18,512

Operating loss	(4,525)	(3,814)	(4,863)	(3,668)
Other income (expense), net	1,257	(5,390)	(2,250)	(754)

Loss before provision for income taxes	(3,268)	(9,204)	(7,113)	(4,422)
Provision for income taxes	82	82	123	88

Net loss	$(3,350)	$(9,286)	$(7,236)	$(4,510)

Net loss per common share, basic and diluted	$(0.04)	$(0.26)	$(0.52)	$(0.34)

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

With the exception of the second quarter of fiscal 2008, our revenues have increased sequentially in each of the quarters presented due to increases in the number of products sold to new and existing customers and international expansion. These increases were offset by the quarterly decrease in the amortization of deferred revenue associated with those customer contracts that we entered into prior to establishment of VSOE of fair value.

With the exception of the second quarter of fiscal 2008, operating expenses in all quarters increased sequentially as we continued to add headcount and related costs to accommodate the growing business on a quarterly basis.

In the first quarter of fiscal 2006, we adopted FSP 150-5, which subjects warrants to the requirements in Statement 150, regardless of the timing of the redemption feature or the redemption price and requires us to classify the warrants on our preferred stock as liabilities and adjust our warrant instruments to fair value at each reporting period. We recorded expense of $784,000, $2.3 million, and $5.9 million in other income (expense), net in the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, respectively, to reflect the increase in fair value of the warrants. During the first quarter of fiscal year 2008, we recorded a gain of $715,000 due to excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. Subsequent to the IPO and the associated conversion of our outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of our common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

Liquidity and Capital Resources

	As of July 31,
	2008	2007
	(In thousands)

Working capital	$103,097	$109,496
Cash and cash equivalents	$37,602	$42,570
Short-term investments	$64,130	$62,430

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Cash provided by (used in) operating activities	$8,295	$(4,208)	$(13,518)
Cash used in investing activities	(21,738)	(70,490)	(1,193)
Cash provided by financing activities	8,470	107,920	19,678

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

Cash Flows from Operating Activities

Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel as our business grows. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. To a lesser extent, the start up costs associated with international expansion have also negatively affected our cash flows from operations. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.

During fiscal 2008, operating activities provided $8.3 million of cash compared to $4.2 million of cash used in operating activities during fiscal 2007. The increase is due to increases in accounts payable, deferred revenue, and other current and non-current liabilities, as well as non-cash items such as stock-based compensation and depreciation. Cash provided by operating activities was offset by our net loss, and increases in accounts receivable, inventory, and non-cash items such as interest accretion on our short-term investments.

Cash used in operating activities decreased in fiscal 2007 compared to fiscal 2006 due to increases in non-cash activities, such as stock-based compensation and the increase in fair value of our warrants, and increases in other current and non-current liabilities, deferred revenue and accounts receivable, offset by decreases in deferred costs and accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities in fiscal 2008 decreased compared to fiscal 2007 largely due to a significant decrease in our net purchases of short-term investments. Cash used in investing activities included cash paid for the acquisition of AirWave. We also purchased property and equipment of $5.4 million related to the continual build out of our infrastructure to support our growth.

In fiscal 2007, cash used in investing activities increased compared to fiscal 2006 primarily due to the purchase of short-term investments. Cash used in investing activities also increased as a result of our purchase of a business from Network Chemistry, Inc.

Cash Flows from Financing Activities

In fiscal 2008, cash provided by financing activities was derived from proceeds from the issuance of common stock in conjunction with our 2002 Stock Plan, 2007 Equity Incentive Plan and Employee Stock Purchase Plan. Cash flows from financing activities were offset in part by the $2.1 million repurchase of common stock under our structured repurchase program.

In March 2007, we completed our IPO which provided us with approximately $91.8 million in net proceeds. We also obtained $10.6 million in net proceeds from the issuance of our redeemable convertible preferred stock during fiscal 2007.

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

Other Uses of Cash

On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the fiscal year ended July 31, 2008, we repurchased 407,000 shares under this program for an aggregate purchase price of $2.1 million. Purchases may be made in the open market, not to exceed $2.5 million per quarter, and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.

Contractual Obligations

The following is a summary of our contractual obligations as of July 31, 2008:

							More
							Than
	Total	2009	2010	2011	2012	2013	5 Years
	(In thousands)

Operating leases	$7,625	$3,286	$3,310	$879	$150	$—	$—
Non-cancellable inventory purchase commitments(1)	12,447	12,447	—	—	—	—	—
Other purchase commitments	394	394	—	—	—	—	—

Total contractual obligations	$20,466	$16,127	$3,310	$879	$150	$—	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Off-Balance Sheet Arrangements

At July 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $101.7 million and $105.0 million at July 31, 2008 and 2007, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in fiscal 2008, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.4 million assuming consistent investment levels.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT ON MANAGEMENT’S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of our Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may change over time.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal controls over financial reporting, management has concluded that, as of July 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 51.

/s/ Dominic P. Orr	/s/ Steffan Tomlinson

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board	Steffan Tomlinson Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aruba Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in fiscal 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended July 31, 2007 and the manner in which it accounts for uncertainty in income taxes in the year ended July 31, 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
October 6, 2008

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2008	2007
	(In thousands except
	share data)

ASSETS
Current assets
Cash and cash equivalents	$37,602	$42,570
Short-term investments	64,130	62,430
Accounts receivable, net	32,679	23,722
Inventory	11,644	8,991
Deferred costs	4,317	3,217
Prepaids and other	3,196	2,432

Total current assets	153,568	143,362
Property and equipment, net	7,181	3,709
Goodwill	7,656	—
Intangible assets, net	19,027	3,912
Deferred costs	239	722
Other assets	1,130	428

Total assets	$188,801	$152,133

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities Accounts payable	$5,844	$2,201
Accrued liabilities	16,908	15,317
Income taxes payable	576	281
Deferred revenue	27,143	16,067

Total current liabilities	50,471	33,866
Deferred revenue	7,338	5,780
Other long-term liabilities	117	—

Total liabilities	57,926	39,646

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at July 31, 2008 and 2007, no shares issued and outstanding at July 31, 2008 and 2007	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2008 and 2007; 82,836 and 76,927 shares issued and outstanding at July 31, 2008 and 2007	8	8
Additional paid-in capital	249,131	213,545
Accumulated other comprehensive income (loss)	(45)	29
Accumulated deficit	(118,219)	(101,095)

Total stockholders’ equity	130,875	112,487

Total liabilities and stockholders’ equity	$188,801	$152,133

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues
Product	$148,550	$107,939	$43,171
Professional services and support	26,244	12,847	2,985
Ratable product and related professional services and support	3,466	6,713	26,347

Total revenues	178,260	127,499	72,503
Cost of revenues
Product	48,126	36,035	16,904
Professional services and support	7,761	4,863	2,409
Ratable product and related professional services and support	1,228	2,470	10,572

Total cost of revenues	57,115	43,368	29,885

Gross profit	121,145	84,131	42,618
Operating expenses
Research and development	37,393	25,654	14,130
Sales and marketing	86,008	60,115	33,765
General and administrative	17,740	14,600	5,963
In-process research and development	—	632	—
Acquisition related severance expenses	197	—	—

Total operating expenses	141,338	101,001	53,858

Operating loss	(20,193)	(16,870)	(11,240)
Other income (expense), net
Interest income	4,083	2,221	551
Interest expense	—	(88)	(315)
Other income (expense), net	(47)	(9,270)	(765)

Total other income (expense), net	4,036	(7,137)	(529)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(16,157)	(24,007)	(11,769)
Provision for income taxes	967	375	306

Loss before cumulative effect of change in accounting principle	(17,124)	(24,382)	(12,075)
Cumulative effect of change in accounting principle	—	—	66

Net loss	$(17,124)	$(24,382)	$(12,009)

Net loss per common share, basic and diluted	$(0.22)	$(0.70)	$(1.07)

Shares used in computing basic and diluted net loss per common share	79,467	34,808	11,211

Stock-based compensation expense included in above:
Cost of revenues	$704	$327	$34
Research and development	6,200	2,925	259
Sales and marketing	8,953	4,362	749
General and administrative	3,421	5,103	213

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

									Accumulated
	Reedemable						Additional	Deferred	Other
	Convertible Preferred Stock		Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
	(In thousands)
Balance at July 31, 2005	$45,108	$58,009	$—	$—	$14,723	$2	$4,829	$(2,586)	$—	$(64,704)	$(62,450)
Fair value of shares issued to employees	—	—	—	—	3	—	2	—	—	—	2
Fair value of shares issued to non-employees	—	—	—	—	16	—	24	—	—	—	24
Fair value of stock options issued to non-employees	—	—	—	—	—	—	306	—	—	—	306
Exercise of common stock options	—	—	—	—	1,896	—	612	—	—	—	612
Repurchase of common stock	—	—	—	—	(1,381)	—	(162)	—	—	—	(162)
Deferred compensation related to issuance of common stock options, net	—	—	—	—	—	—	804	(804)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	1,026	—	—	1,026
Reclassification of preferred stock warrants to liability	—	—					(340)	—	—	—	(340)
Cumulative effect of change in accounting principle related to preferred stock warrants	—	—	—	—	—	—	—	—	—	66	66
Net loss	—	—	—	—	—	—	—	—	—	(12,075)	(12,075)

Balance at July 31, 2006	45,108	58,009	—	—	15,257	2	6,075	(2,364)	—	(76,713)	(73,000)
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	—	—	(24,382)	(24,382)

Total comprehensive loss											(24,353)

Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $127	4,573	29,829	—	—	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(49,681)	(87,838)	—	—	49,681	5	87,833	—	—	—	87,838
Proceeds from initial public offering of common stock, net of issuance costs of $2,307	—	—	—	—	9,200	1	91,808	—	—	—	91,809
Fair value of shares issued to employees	—	—	—	—	44	—	245	—	—	—	245
Fair value of shares issued to non-employees	—	—	—	—	50	—	534	—	—	—	534
Fair value of stock options issued to non-employees	—	—	—	—	—	—	577	—	—	—	577
Fair value of of shares issued to charitable foundation	—	—	—	—	100	—	1,415	—	—	—	1,415
Exercise of common stock options	—	—	—	—	2,339	—	4,112	—	—	—	4,112
Exercise of warrants	—	—	—	—	114	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(176)	—	(70)	—	—	—	(70)
Reclassification of liability relating to preferred stock warrants upon conversion of such warrants to common stock warrants in connection with initial public offering	—	—	—	—	—	—	9,933	—	—	—	9,933
Issuance of common stock under stock issuance agreement with customer	—	—	—	—	318	—	3,500	—	—	—	3,500
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123R	—	—	—	—	—	—	(2,364)	2,364	—	—	—
Stock-based compensation expense related to stock options issued to employees	—	—	—	—	—	—	9,947	—	—	—	9,947

Balance at July 31, 2007	—	—	—	—	76,927	8	213,545	—	29	(101,095)	112,487
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	—	—	(17,124)	(17,124)

Total comprehensive loss											(17,198)

Fair value of shares issued to non-employees	—	—	—	—	68	—	408	—	—	—	408
Fair value of stock options issued to non-employees	—	—	—	—	—	—	(279)	—	—	—	(279)
Exercise of common stock options	—	—	—	—	3,280		6,330	—	—	—	6,330
Shares purchased under employee stock purchase plan			—	—	781	—	4,827	—	—	—	4,827
Exercise of warrants	—	—	—	—	519	—	—	—	—	—	—
Change in carrying value of preferred stock warrants	—	—	—	—	—	—	(715)	—	—	—	(715)
Repurchase of common stock	—	—	—	—	(66)	—	(46)	—	—	—	(46)
Stock-based compensation expense related to stock options and awards issued to employees	—	—	—	—	215	—	19,149	—	—	—	19,149
Common stock issued in purchase acquisition	—	—	—	—	1,519	—	8,002	—	—	—	8,002
Repurchase of common stock under stock repurchase program	—	—	—	—	(407)	—	(2,142)		—	—	(2,142)
Excess tax benefit associated with stock based compensation	—	—	—	—	—	—	52				52

Balance at July 31, 2008	—	$—	—	$—	82,836	$8	$249,131	$—	$(45)	$(118,219)	$130,875

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(17,124)	$(24,382)	$(12,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,640	2,008	1,549
Provision for doubtful accounts	283	199	254
Write downs for excess and obsolete inventory	1,209	1,110	939
Compensation related to stock options and share awards	19,278	11,302	1,255
Net realized gains on short-term investments	(22)	—	—
Stock issued to charitable foundation	—	1,415	—
Non-cash interest expense	—	44	167
Accretion of purchase discounts on short-term investments	(1,381)	(261)	—
Change in carrying value of preferred stock warrants	(715)	8,992	601
Loss on disposal of fixed assets	51	5	6
In-process research and development	—	632	—
Excess tax benefit associated with stock-based compensation	(52)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,352)	(10,550)	(4,737)
Inventory	(5,092)	(3,955)	(3,110)
Prepaids and other	(660)	(774)	(650)
Deferred costs	(617)	1,381	4,479
Other assets	(773)	(99)	(216)
Accounts payable	3,394	(2,184)	147
Deferred revenue	10,957	3,322	(3,921)
Other current and noncurrent liabilities	1,924	7,522	1,528
Income taxes payable	347	65	200

Net cash provided by (used in) operating activities	8,295	(4,208)	(13,518)

Cash flows from investing activities
Purchases of short-term investments	(119,856)	(67,897)	—
Proceeds from sales and maturities of short-term investments	119,556	5,744	899
Purchases of property and equipment	(5,408)	(3,737)	(2,092)
Cash paid in purchase acquisitions, net of cash acquired	(16,030)	(4,600)	—

Net cash used in investing activities	(21,738)	(70,490)	(1,193)

Cash flows from financing activities
Repayments on equipment loan obligations	—	(654)	(1,358)
Deposit for Series D redeemable convertible preferred stock, net	—	—	19,232
Cash received under stock issuance agreement	—	2,130	1,354
Proceeds from issuance of redeemable convertible preferred stock, net	—	10,597	—
Proceeds from initial public offering, net	—	91,809	—
Proceeds from issuance of common stock	10,560	4,038	450
Repurchase of common stock under stock repurchase program	(2,142)	—	—
Excess tax benefit associated with stock-based compensation	52	—	—

Net cash provided by financing activities	8,470	107,920	19,678

Effect of exchange rate changes on cash and cash equivalents	5	85	3
Net increase (decrease) in cash and cash equivalents	(4,968)	33,307	4,970
Cash and cash equivalents, beginning of period	42,570	9,263	4,293

Cash and cash equivalents, end of period	$37,602	$42,570	$9,263

Supplemental disclosure of cash flow information
Income taxes paid	$652	$294	$161
Interest paid	$—	$37	$136
Supplemental disclosure of non-cash investing and financing activities
Reclassification of warrant liability to equity upon initial public offering	$—	$9,933	$—
Reclassification of non-current liability to equity upon initial public offering	$—	$3,500	$—
Common stock issued in purchase acquisition	$7,852	$—	$—

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

Initial Public Offering

In March 2007, the Company completed its initial public offering, (“IPO”), of common stock in which it issued and sold 9,200,000 shares of common stock, at a public offering price of $11.00 per share. The Company raised a total of $101.2 million in gross proceeds from the IPO, or approximately $91.8 million in net proceeds after deducting underwriting discounts and commissions of $7.1 million and other offering costs of $2.3 million. Upon the closing of the IPO, all shares of outstanding redeemable convertible preferred stock automatically converted into 49,681,883 shares of common stock and 318,181 shares of the Company’s common stock were issued under a stock issuance agreement with Microsoft. Subsequent to the IPO and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, warrants to purchase 677,106 shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

The Company’s Certificate of Incorporation, as restated on March 30, 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share.

Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. During the first quarter of fiscal 2008, the Company determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. In addition, during the first quarter of fiscal 2008, the Company determined that stock-based compensation related to its employee stock purchase plan was understated by $48,000 and $87,000 in the third and fourth quarters of fiscal 2007, respectively. During the first quarter of fiscal 2008, the Company corrected these errors resulting in the inclusion of $135,000 of additional stock-based compensation within the consolidated statement of operations for the three months ended October 31, 2007. The Company and its Audit Committee concluded that these errors were not material to the third and fourth quarters of fiscal 2007, the year ended July 31, 2007 or the estimated results for the year ending July 31, 2008, and therefore, the corrections were recorded in the first quarter of fiscal 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Foreign Currency Accounting

While the majority of the Company’s contracts are denominated in United States dollars, the Company has operating expenses in various foreign currencies. The functional currency of the Company’s subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material to date, are included in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments including cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to their short maturities.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents is comprised of cash and sweep funds, commercial paper, and money market funds and are stated at cost, which approximates fair value.

Short-Term Investments

Short-term investments comprise marketable securities that consist primarily of corporate bonds, notes and securities, U.S. government agency securities, and commercial paper with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months, the short-term investments are classified as current assets. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting For Certain Investments in Debt and Equity Securities and are carried at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity. Realized gains and losses and declines in value of securities judged to be other than temporary are included in interest income, net, based on the specific identification method.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and short-term investments. The Company has not experienced any losses on its deposits of its cash and cash equivalents, and its short-term investments.

The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains a provision for doubtful accounts receivable based upon the expected collectibility of accounts receivable and to date such losses have been within management’s expectations. One customer accounted for 13.5% of accounts receivable as of July 31, 2008. No customer accounted for more than 10% of accounts receivable as of July 31, 2007. One customer accounted for 11.1%, 12.5% and 15.6% of total revenues for the years ended July 31, 2008, 2007 and 2006, respectively.

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

Charges to the allowance for doubtful accounts were $283,000, $199,000, and $254,000 for the years ended July 31, 2008, 2007, and 2006, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenues and amounted to approximately $1.2 million, $1.1 million, and $0.9 million, for the years ended July 31, 2008, 2007, and 2006, respectively.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria in SOP 97-2 (see “Revenue Recognition” below), the Company also defers the related inventory costs for the delivered items.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of Long-lived Assets

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to seven years. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. The Company did not recognize impairment charges in any of the periods presented.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company performs an annual goodwill impairment test. For purposes of impairment testing, the Company determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization. The Company did not recognize impairment charges in any of the periods presented.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

second quarter of fiscal 2006, the Company had not established VSOE of fair value in accordance with SOP 97-2 at the outset of its arrangements. Accordingly, the Company recognized revenue on its transactions’ entire arrangement fees during this period ratably over the support period, as the only undelivered element was support.

Beginning in the second quarter of fiscal 2006, the Company established VSOE of fair value at the outset of its arrangements as it established a new support and services pricing policy, with different service and support offerings than were previously sold and began selling support services separately from its arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, the Company recognizes product revenue upon delivery using the residual method, assuming that all other revenue recognition criteria were met. As the Company has not been able to establish VSOE on its previous services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period.

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

Stock-Based Compensation

Prior to August 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), Financial Accounting Standards Board’s (“FASB”) Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (“FIN 44”) and FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans , and had adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).

Effective August 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) , using the modified prospective transition method, which requires the measurement and recognition of compensation expense based on estimated fair values beginning August 1, 2006 for all share-based payment awards made to employees and directors. The adoption of SFAS 123R did not affect previously reported periods. Therefore, the

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s financial statements for the prior periods do not reflect any restated amounts. Under SFAS 123R, the Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of common stock and requires that, at the date of grant, the Company use the expected term of the stock-based award, the expected volatility of the price of its common stock, the risk free interest rate and the expected dividend yield of its common stock to determine the estimated fair value. The Company determined the amount of stock-based compensation expense in the years ended July 31, 2008 and 2007, based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 is being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123. See Note 12 for a further discussion of stock-based compensation.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from non-employees in accordance with the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $306,000, $416,000, and $200,000 for the years ended July 31, 2008, 2007, and 2006, respectively.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective August 1, 2007, the Company adopted FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109, (“FIN 48”). This interpretation requires the Company to recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. As a result of the implementation of FIN 48, the Company did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, the Company did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48. See Note 10 of Notes to Consolidated Financial Statements for a further discussion regarding the adoption of FIN 48.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) consists of gains and losses that are not recorded in the statements of operations, but instead are recorded directly to stockholders’ equity (deficit).

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB also issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 until the first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 for financial assets and financial liabilities is effective for the Company beginning on August 1, 2008. Based on the Company’s current operations, it does not expect that the adoption of SFAS 157 will have a material impact on its financial position or results of operations.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

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

The Company adopted FSP 150-5 in the first quarter of fiscal 2006 and recorded the cumulative effect of the change in accounting principle as of August 1, 2005, which resulted in a gain of $66,000, or $0.01 per share. In fiscal 2006, the Company also recorded $667,000 of additional expense as other expense, net to reflect the increase in fair value between August 1, 2005 and July 31, 2006. In the fiscal year ended July 31, 2007, the Company recorded $9.0 million of additional expense as other expense, net to reflect the further increase in fair value between August 1, 2006 and March 30, 2007. Upon the closing of the Company’s IPO on March 30, 2007 and the associated conversion of the Company’s outstanding redeemable convertible preferred stock to common stock, the warrants to purchase shares of redeemable convertible preferred stock were converted to warrants to purchase an equivalent number of shares of the Company’s common stock and the related carrying value of such warrants was reclassified to additional paid-in-capital, and the warrants are no longer subject to remeasurement.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisitions

AirWave Wireless, Inc.

On March 20, 2008, the Company completed its acquisition of AirWave Wireless, Inc. (“AirWave”). AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless LAN, mesh, and WiMAX networks. The acquisition will add to the Company’s product offerings by providing a multi-vendor management solution.

This transaction was accounted for as a business combination and the results of the acquired business have been included in the consolidated financial statements since the date of the acquisition. The accompanying consolidated financial statements reflect the total purchase price for AirWave of approximately $24.6 million which consists of the following (in thousands):

Cash	$16,326
Common stock (1,518,774 shares at $5.17 per share)	7,852
Vested portion of assumed stock options	150
Transaction costs	265

Total consideration	$24,593

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired has been allocated to goodwill.

The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
		Useful Lives

Cash and cash equivalents	$560
Current assets	978
Property and equipment	96
Non-current assets	15

Total tangible assets acquired	1,649
Amortizable intangible assets:
Existing and core technology/patents	8,900	4 years
Customer contracts	4,600	6 years
Support agreements	2,700	5 years
Tradenames/trademarks	600	5 years
Non-compete agreements	700	2 years
Goodwill	7,655

Total assets acquired	26,804
Current liabilities	(1,738)
Non-current liabilities	(473)

Total liabilities assumed	(2,211)

Total	$24,593

The purchased intangible assets have a weighted average useful life of 4.6 years from the date of acquisition.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma financial information presents the combined results of operations for the Company and AirWave as if the acquisition had occurred at August 1, 2007 or 2006. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on August 1, 2007 or 2006, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

	Years Ended July 31,
	2008	2007

Revenues	$183,211	$134,609
Net loss	$(22,325)	$(29,682)
Net loss per share-basic & diluted	$(0.28)	$(0.82)

Network Chemistry, Inc.

On July 20, 2007 the Company acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. Network Chemistry, a privately-held company, provides solutions for automated wireless vulnerability management. The acquisition of Network Chemistry’s line of wireless security products enhances the Company’s existing offerings in the wired and wireless security space. The Company has integrated the acquired RFProtect suite of solutions into its secure mobility solutions. The combined solutions are expected to provide a comprehensive wireless security system solution for the Company’s wireless networking customers.

This transaction was accounted for as a business combination and the results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition. The purchase price of $4.6 million was paid in cash. Management allocated the purchase price to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The historical results of the acquired business prior to the acquisition were not material to the Company’s results of operations and, accordingly, pro forma results of operations have not been presented.

The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
		Useful Lives

Tangible assets acquired	$140
In-process research and development	632
Amortizable intangibles assets:
Developed technology and patents	3,401	4 years
Customer contracts	483	7 years
Support and non-compete agreements	29	2 to 6 years

Total assets acquired	4,685
Liabilities assumed	(85)

Total consideration	$4,600

In-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. The $632,000 allocated to in-process research and development was recorded in “In-process research and development” in the consolidated statement of operations. In-process research and development efforts as of the acquisition date related to feature enhancements and functional improvements to the underlying technology. This development project was intended to add new functionalities necessary to address evolving customer needs and drive market acceptance of the acquired products. The acquired in-process technology was at a stage of development that required further research and development

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to determine technical feasibility and commercial viability. Developing new products and functionalities is time-consuming, costly, and complex. Because the in-process research and development was not yet complete and not yet generating revenue and profits, there was risk that the developments would not be completed and/or not competitive with other products using alternative technologies that offer comparable functionalities. During fiscal 2008, the Company completed the in-process research and development projects, the results of which were consistent with its expectations.

The fair value assigned to in-process research and development was determined using the income approach, under which the Company considered the importance of products under development to its overall development plans, estimated the costs to develop the purchased in-process research and development into commercially viable products, estimated the resulting net cash flows from the products when completed and discounted the net cash flows to their present values. The Company used a discount rate of 27% in the present value calculations, which was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks related to the products’ development and success as well as the products’ stage of completion. The estimates used in valuing in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable.

4.	Intangible Assets

The following table presents details of the Company’s total purchased intangible assets:

	As of July 31, 2008
	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
		(In thousands)

Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,272)	$8,011
Patents/Core Technology	4 years	3,046	(417)	2,629
Customer Contracts	6 to 7 years	5,083	(349)	4,734
Support Agreements	5 to 6 years	2,717	(199)	2,518
Tradenames/Trademarks	5 years	600	(44)	556
Non-Compete Agreements	2 years	712	(133)	579

Total		$21,441	$(2,414)	$19,027

	As of July 31, 2007
	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
		(In thousands)

Intangible Assets, net
Existing Technology	4 years	$2,583	$(20)	$2,563
Patents/Core Technology	4 years	846	(7)	839
Customer Contracts	7 years	483	(2)	481
Support Agreements	6 years	17	—	17
Non-Compete Agreements	2 years	12	—	12

Total		$3,941	$(29)	$3,912

During the years ended July 31, 2008 and 2007 the Company recorded $2.4 million and $29,000, respectively, of amortization expense related to its purchased intangible assets. There were no intangible assets as of July 31, 2006.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of July 31, 2008 is as follows:

Amount
(In thousands)

Year Ending July 31,
2009	$4,937
2010	4,804
2011	4,555
2012	2,917
2013	1,259
Thereafter	555

Total	$19,027

5.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares. The following table sets forth the computation of net loss per share:

	Years Ended July 31,
	2008	2007	2006
	(In thousands, except per share data)

Net loss	$(17,124)	$(24,382)	$(12,009)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	79,467	34,808	11,211

Basic and diluted net loss per common share	$(0.22)	$(0.70)	$(1.07)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock, restricted stock awards, redeemable convertible preferred stock warrants, and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	July 31,
	2008	2007	2006
	(In thousands)

Options to purchase common stock	19,518	21,918	14,993
Common stock subject to repurchase	430	1,047	2,246
Redeemable convertible preferred stock (as converted basis)	—	—	45,108
Restricted stock awards	3,365	271	—
Redeemable convertible preferred stock warrants (as converted basis)	—	—	677
Warrants to purchase common stock	—	556	—

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Short-Term Investments

Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

Balance at July 31, 2008
Corporate bonds and notes	$11,930	$5	$(23)	$11,912
U.S. government agency securities	44,724	19	(47)	44,696
Commercial paper	7,521	1	—	7,522

Total short-term investments	$64,175	$25	$(70)	$64,130

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

Balance at July 31, 2007
Auction rate securities	$5,209	$—	$—	$5,209
Corporate bonds and notes	832	—	—	832
U.S. government agency securities	47,387	23	—	47,410
Asset-backed securities	4,518	5	—	4,523
Commercial paper	4,455	1	—	4,456

Total short-term investments	$62,401	$29	$—	$62,430

The cost basis and fair value of debt securities as of July 31, 2008 by contractual maturity, are presented below:

	July 31, 2008
	Cost	Fair
	Basis	Value
	(In thousands)

One year or less	$47,455	$47,455
One to two years	16,720	16,675

Total short-term investments	$64,175	$64,130

As of July 31, 2008, all of the Company’s short-term investments were classified as available-for-sale and certain investments had contractual maturities of greater than one year. However, management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next twelve months. Accordingly, all investments are classified as current assets on the consolidated balance sheets.

The Company invests in securities that are rated investment grade or better. The Company has determined that unrealized losses are temporary as the duration of the decline in value of investments has been short, the extent of the decline, in both dollars and as a percentage of costs, is not significant, and the Company has the ability to hold the investments until recovery, if necessary.

Unrealized gains and losses are recorded as a component of cumulative other comprehensive income (loss) in stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge to operations is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in other income (expense), net. The Company

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded $22,000 in realized gains for the year ended July 31, 2008. There were no realized gains or losses recorded during fiscal 2007.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

July 31, 2008
Corporate bonds and notes	$10,428	$(23)
U.S. government agencies	26,221	(47)

Total	$36,649	$(70)

There were no securities in an unrealized loss position greater than twelve months as of July 31, 2008. There were no securities in an unrealized loss position as of July 31, 2007.

7.	Balance Sheet Components

The following tables provide details of selected balance sheet items:

	July 31,	July 31,
	2008	2007
	(In thousands)

Accounts Receivable, Net
Trade accounts receivable	$33,237	$24,229
Less: Allowance for doubtful accounts	(558)	(507)

Total	$32,679	$23,722

	July 31,	July 31,
	2008	2007
	(In thousands)

Inventory
Raw materials	$283	$543
Work in process	179	167
Finished goods	11,182	8,281

Total	$11,644	$8,991

	July 31,	July 31,
	2008	2007
	(In thousands)

Accrued Liabilities
Compensation and benefits	$8,768	$7,017
Inventory	1,033	3,444
Other	7,107	4,856

Total	$16,908	$15,317

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	July 31,	July 31,
	Useful Lives	2008	2007
		(In thousands)

Property and Equipment, net
Computer equipment	2 years	$6,197	$3,846
Computer software	2 years	3,582	1,587
Machinery and equipment	2 years	5,032	3,454
Furniture and fixtures	5 years	863	426
Leasehold improvements	2-5 years	551	232

Total property and equipment, gross		16,225	9,545
Less: Accumulated depreciation and amortization		(9,044)	(5,836)

Total property and equipment, net		$7,181	$3,709

Depreciation and amortization expense totaled $3.3 million, $2.0 million, and $1.5 million for the years ended July 31, 2008, 2007, and 2006, respectively.

9.	Deferred Revenue

Deferred revenue consists of the following:

	July 31,	July 31,
	2008	2007
	(In thousands)

Deferred Revenue
Product	$9,351	$2,587
Professional services and support	16,399	10,021
Ratable product and related services and support	1,393	3,459

Total deferred revenue, current	27,143	16,067
Professional services and support, long-term	6,563	3,618
Ratable product and related services and support, long-term	775	2,162

Total deferred revenue, long-term	7,338	5,780

Total deferred revenue	$34,481	$21,847

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period.

Deferred ratable product and related services and support revenue consists of revenue on transactions where VSOE of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to five years. Typically, the Company’s sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price the Company charges when the same

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered.

10.	Income Taxes

Income (loss) before income tax provision consists of the following:

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Domestic	$(17,804)	$(24,144)	$(12,387)
International	1,647	137	618

Loss before provision for income taxes	$(16,157)	$(24,007)	$(11,769)

The components of the provision for income taxes for the years ended July 31, 2008, 2007, and 2006 are as follows:

	Years Ended July 31,
	2008	2007	2006
	(In thousands)

Current
State	$281	$25	$10
Foreign	686	350	296

Total provision for income taxes	$967	$375	$306

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of July 31, 2008 and 2007 are as follows:

	As of July 31,
	2008	2007
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$20,914	$20,255
Research and development credits	6,986	5,267
Accruals and reserves	20,911	9,509
Depreciation and amortization	—	2,460

Total deferred tax assets	48,811	37,491
Valuation allowance	(45,337)	(37,491)

Net deferred tax assets	3,474	—

Deferred tax liabilities
Depreciation and amortization	(3,474)	—

Total deferred tax liabilities	(3,474)	—

Net deferred tax asset (liability)	$—	$—

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

Based on the available objective evidence, including the fact that the Company has generated losses in the U.S. since inception, management believes it is more likely than not that the net deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its net deferred tax assets as of the fiscal years ended July 31, 2008 and 2007. The valuation allowance increased approximately $7.9 million, $6.6 million, and $4.7 million during the years ended July 31, 2008, 2007, and 2006, respectively.

The differences between the provision for (benefit from) income taxes computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for 2008, 2007, and 2006, are as follows:

	Years Ended July 31,
	2008	2007	2006

Federal income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State income tax (benefit), net of federal benefit	(3.7)%	(3.9)%	(6.2)%
Foreign taxes	0.6%	1.3%	0.6%
Stock compensation and warrant expense	7.7%	18.7%	0.0%
Non-deductible expenses	1.5%	0.7%	5.2%
Research and developments credits	(15.0)%	(9.6)%	(2.8)%
Change in valuation allowance	48.9%	28.4%	39.8%

Total provision for income taxes	6.0%	1.6%	2.6%

As of the fiscal years ended 2008, 2007, and 2006, the Company had $88.0 million, $52.1 million, and $50.7 million, respectively, of federal net operating loss carryforwards and $72.9 million, $46.5 million, and $44.8 million, respectively, of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2022 and 2013 for federal and state tax purposes, respectively. Approximately $34.3 million of federal net operating losses relates to stock compensation deductions in excess of book deductions. The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company has research credit carryforwards for the fiscal years ended 2008, 2007, and 2006 of approximately $3.7 million, $3.3 million, and $1.5 million, respectively, for federal and $4.8 million, $2.9 million, and $1.5 million, respectively, for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2022. The California credit can be carried forward indefinitely.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. Additionally, the Company did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.

At the adoption date of August 1, 2007, the Company had $1.9 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. At July 31, 2008, the Company had $3.7 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. As of July 31, 2008, the gross amount of unrecognized tax benefits may increase by approximately $0.5 million in the next 12 months, primarily related to federal tax research credits. The increase in unrecognized tax benefits would not affect the income tax rate. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized tax benefits during the year is as follows:

Amount
(In thousands)

Balance at August 1, 2007	$1,903
Additions for tax positions related to current year	1,763
Reductions for tax positions related to prior year	—
Settlements	—

Balance at July 31, 2008	$3,666

The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, these charges have been immaterial.

The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all material jurisdictions for all years.

11.	Capital Stock

The Company’s Restated Certificate of Incorporation, as amended and restated in March 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share and 10,000,000 shares of preferred stock with $0.0001 par value per share. As of July 31, 2008, the Company had reserved 29,348,659 shares of common stock for issuance under its stock plans.

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of a voluntary or involuntary termination of employment of the shareholder. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of July 31, 2008, 2007 and 2006, a total of 429,570, 1,046,599, and 2,245,686, respectively, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock options. The corresponding exercise value of $0.8 million, $1.4 million, and $1.4 million as of July 31, 2008, 2007, and 2006, respectively, is recorded in accrued liabilities.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity of non-vested shares acquired through early exercise of unvested options granted to employees is as follows:

Non-Vested Shares	Shares

Non-vested as of July 31, 2006	2,245,686
Early exercise of options	1,577,348
Vested	(2,600,714)
Forfeited	(175,721)

Non-vested as of July 31, 2007	1,046,599
Early exercise of options	131,748
Vested	(682,131)
Forfeited	(66,646)

Non-vested as of July 31, 2008	429,570

Stock Repurchase Program

On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market, but not to exceed $2.5 million per quarter, and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During the year ended July 31, 2008, the Company purchased 407,000 shares under this program for an aggregate purchase price of $2.1 million. The Company was authorized to purchase up to an additional $7.9 million worth of shares under this program as of July 31, 2008. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Warrants

In August 2007, the Company issued 519,389 shares of common stock in connection with a cashless or net exercise of warrants to purchase 556,860 shares of common stock at exercise prices ranging from $0.67 to $2.13 per share. As of July 31, 2008, there were no warrants outstanding.

12.	Stock Option and Other Benefit Plans

2002 Stock Plan

The Company’s 2002 Stock Plan (“2002 Plan”) was adopted by its board of directors and approved by its stockholders in April 2002. The administration and features of the 2002 Plan and the terms of the options granted under the plan are substantially similar to the corresponding features of the 2007 Equity Incentive Plan.

As provided by the 2007 Equity Incentive Plan, 3,881,664 shares, representing all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the IPO. However, the 2002 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under such plan.

2007 Equity Incentive Plan

In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the grant of incentive stock options to employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, restricted stock, restricted stock units,

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock units granted under the 2007 Plan are awards that will result in a payment to a participant only if performance goals established by the plan administrator are achieved or the awards otherwise vest. The plan administrator will determine the terms and conditions of restricted stock units, including vesting criteria and the form and timing of payment. Payment for restricted stock units will be made in shares of the Company’s common stock.

Employee Stock Purchase Plan

In December 2006, the Company’s board of directors approved the Employee Stock Purchase Plan (“ESPP”). Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a 2 year offering period with purchase dates at the end of each 6-month purchase period. The first offering period under the ESPP commenced in March 2007. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 2,000 shares of common stock in any one calendar year. The ESPP is compensatory and results in compensation expense under SFAS 123R. A total of 3,296,241 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2008. Compensation expense recognized in connection with the ESPP was $3.0 million for the fiscal year ended July 31, 2008.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 4, 2007
Shares issued	262,084
Weighted average purchase price per share	$9.35
Purchase date	March 3, 2008
Shares issued	518,767
Weighted average purchase price per share	$4.58

During the year ended July 31, 2008, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company will recognize $2.6 million in incremental stock-based compensation expense over the vesting periods of which $1.0 million was recognized during the year ended July 31, 2008.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value(5)

Balance at July 31, 2005	1,690,379	4,500,883	$0.28
Issuance of share awards	(17,550)	—
Shares reserved for issuance	12,347,261	—
Options granted
At fair value(1)	(9,381,580)	9,381,580	2.26	$1.27
At less than fair value(2)	(3,456,000)	3,456,000	1.20	1.01
In excess of fair value(3)	(252,800)	252,800	2.65	1.09
Options exercised	—	(1,896,082)	0.73			$1,446,903
Options repurchased	1,381,480	—	0.12
Options cancelled	702,417	(702,417)	0.53

Balance at July 31, 2006	3,013,607	14,992,764	1.70
Shares reserved for issuance	9,800,000	—
Issuance of share awards and units	(366,990)	—
Options granted
At fair value(1)	(10,303,200)	10,303,200	5.98	2.85
In excess of fair value(3)	(10,000)	10,000	19.25	7.88
Options exercised	—	(2,338,566)	1.72			8,489,885
Options repurchased	175,721	—	0.40
Options cancelled	1,049,787	(1,049,787)	2.90

Balance at July 31, 2007	3,358,925	21,917,611	3.66
Shares reserved for issuance	3,846,366	—
Restricted stock awards granted	(3,671,208)	—
Restricted stock awards cancelled	293,255	—
Options granted	(2,994,860)	2,994,860	8.35	3.71
Options granted in purchase acquisition	—	155,409	0.72	$4.63
Options exercised	—	(3,279,536)	1.76			39,772,972
Options repurchased	66,646	—	0.74
Options cancelled	2,270,342	(2,270,342)	5.97

Balance at July 31, 2008	3,169,466	19,518,002	$4.41		7.43	$44,913,703

Options vested and expected to vest as of July 31, 2008(4)		18,371,440	$4.33		7.42	$43,183,731
Options exercisable as of July 31, 2008		7,334,886	$3.28		6.98	$21,992,214

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Options granted at fair value represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant.

(2)	Options granted at less than fair value represent options whose exercise price is less than the estimated fair value of the common stock on the date of the grant.

(3)	Options granted in excess of fair value represent options whose exercise price is greater than the estimated fair value of the common stock on the date of the grant.

(4)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

(5)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

As of July 31, 2008, $27.6 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 2.3 years.

In the years ended July 31, 2008 and 2007, the Company modified the terms of 55,833 and 278,793 shares respectively, underlying certain outstanding options held by certain employees. As a result of the modification to the terms of these stock awards, the Company recognized additional compensation expense of $0.4 million and $1.1 million for the years ended July 31, 2008 and 2007, respectively. There were no modifications in fiscal 2006.

Restricted Stock Award Activity

Non-vested restricted stock awards and units as of July 31, 2008 and 2007 were as follows:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share

Balance at July 31, 2006	—	$—
Awards granted	366,990	14.97
Awards vested	(96,290)	8.08

Balance at July 31, 2007	270,700	17.43
Awards granted	3,671,208	6.78
Awards vested	(283,703)	12.31
Awards cancelled	(293,255)	10.92

Balance at July 31, 2008	3,364,950	$6.81

The weighted average grant date fair value of the awards granted during the years ended July 31, 2008 and 2007 was $24.9 million and $5.5 million, respectively. Stock-based compensation related to these awards for the years ended July 31, 2008 and 2007 was $5.4 million and $0.2 million, respectively. As of July 31, 2008, $18.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.2 years.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

The total fair value of options and share awards vested in each of the years ended July 31, 2008, 2007, and 2006 was $7.3 million, $7.2 million, and $1.8 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2008	2007

Assumptions
Risk-free interest rate	3.2%	4.7%
Expected term (in years)	4.3	4.3
Dividend yield	—	—
Volatility	51%	53%
Weighted average fair value of options granted	$3.67	$2.86

Employee Stock Purchase Plan

	Years Ended July 31,
	2008	2007

Assumptions
Risk-free interest rate	1.5% to 4.2%	4.2% to 5.0%
Expected term (in years)	0.5 to 2.0	0.4 to 2.0
Dividend yield	—	—
Volatility	43% to 65%	43% to 48%
Weighted average fair value of stock purchase rights granted	$2.43	$4.18

The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual terms. The contractual term of options granted from inception of the Company through August 16, 2007 was generally 10 years. On August 17, 2007, the Company’s Compensation Committee revised its 2007 Plan to provide for a contractual term of seven years on all option grants on or after such date. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The Company computes expected volatility based on its historical volatility and the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. As required by SFAS 123R, the Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.

Options and Awards Granted to Non-Employees

During the years ended July 31, 2008, 2007, and 2006, the Company issued fully vested stock awards of 31,286, 50,000, and 16,050 shares, respectively, to consultants. The estimated fair value of the awards measured on the date of the awards was $361,000, $534,000, and $24,000 for the awards granted during the years ended July 31, 2008, 2007, and 2006, respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2008, the Company granted a restricted stock award of 15,000 shares to one of its board members in exchange for consulting services. The estimated fair value of the award measured on the date of the award was $92,000. The award will vest in June 2009.

During the years ended July 31, 2007, and 2006, the Company granted fully vested stock options to purchase 2,000, and 15,000 shares of common stock, respectively, to consultants of the Company at exercise prices ranging from $0.30 to $3.63 per share. The estimated fair value of the options measured on the date of grant, using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56% and 70% respectively, and risk-free interest rates ranging from 4.26% to 4.99%, was $4,000 and $19,000, respectively, for options issued during the years ended July 31, 2007, and 2006. Since the stock options were fully vested, they were expensed in full at the time of grant. There were no fully vested stock options granted to consultants during the year ended July 31, 2008.

During the years ended July 31, 2007, and 2006, the Company granted stock options to purchase 10,000 and 35,000 shares, respectively, to consultants in exchange for services. These options vest over a period of up to four years and have exercise prices ranging from $0.12 to $3.63 per share. The Company recognizes stock compensation expense on a straight line basis over the vesting periods of the underlying awards based on an estimate of their fair value using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56% and 70% respectively, and risk-free interest rates of 2.40% to 5.08%. The fair value of stock options granted to non-employees is re-measured at each reporting date. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date. The Company recorded stock-based compensation expense related to these awards which continue to vest of $549,000, and $287,000 during the years ended July 31,2007, and 2006, respectively. There were no stock options granted to consultants during the year ended July 31, 2008.

In March 2007, the Company contributed 100,000 shares of fully vested common stock to a charitable foundation. The aggregate cash consideration for these shares was $10 and $1.4 million in fair value was recorded within stockholders’ equity and as a general and administrative expense during the year ended July 31, 2007.

Stock-based Expenses

Total stock-based compensation for the years ended July 31, 2008, 2007 and 2006 was $19.3 million, $12.7 million, and $1.3 million, respectively. The Company did not capitalize stock-based compensation during the year ended July 31, 2008 due to the amount qualifying for capitalization being immaterial.

As a result of adopting SFAS 123R on August 1, 2006, during the year ended July 31, 2007, the Company’s net loss was $7.2 million greater than if the Company had continued to account for stock-based compensation under APB 25, and its basic and diluted net loss per share for the year ended July 31, 2007 was higher by $0.21. The Company recorded no tax benefit related to stock-based compensation during the years ended July 31, 2008 and 2007, since the Company currently maintains a full valuation allowance on its deferred tax assets. In future periods, stock-based compensation expense may increase as the Company amortizes expense related to previously issued stock-based compensation awards and issues additional equity-based awards to continue to attract and retain key employees.

Prior to the Adoption of SFAS 123R

Prior to August 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB 25, FIN 44 and FIN 28, and had adopted the disclosure provisions of SFAS 123 and SFAS 148.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had the expenses for the Company’s stock-based compensation plans been determined based on the fair value of the options at the grant date of the awards consistent with the provisions of SFAS 123, the net loss would have been increased to the pro forma amount indicated below:

Year Ended
July 31,
2006
(In thousands)

Net loss, as reported	$(12,009)
Add: Employee stock-based compensation expense included in reported net loss	1,028
Less: Total employee stock-based compensation expense determined under the fair value method	(2,642)

Pro forma net loss	$(13,623)

Basic and diluted net loss per share
As reported	$(1.07)
Pro forma	$(1.22)

The fair value of each employee stock option grant was estimated on the date of grant using the multiple option approach and the Black-Scholes option pricing model with the following weighted average assumptions:

Employee Stock Options

Year Ended
July 31,
2006

Assumptions
Risk-free interest rate	4.6%
Expected term (in years)	4.0
Dividend yield	—
Volatility	70%
Weighted average fair value of options granted	$1.20

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following presents total revenue by geographic region:

	Years Ended July 31,
	2008	2007	2006
		(In thousands)

United States	$118,647	$84,878	$53,132
Europe, Middle East and Africa	31,149	20,710	7,711
Asia Pacific	20,231	13,301	7,232
Rest of World (including Japan)	8,233	8,610	4,428

Total	$178,260	$127,499	$72,503

14.	Commitments and Contingencies

Legal Matters

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, the Company filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. Although the Company intends to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention from operating the Company’s business. Because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable. At this time, the Company is unable to estimate the potential financial impact this action could have on the Company.

The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of July 31, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the years ended July 31, 2008, 2007, and 2006 was $2.3 million, $1.6 million, and $0.8 million respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases, as of July 31, 2008, are as follows:

Operating
Leases
(In thousands)

Year Ending July 31,
2009	$3,286
2010	3,310
2011	879
2012	150
Thereafter	—

Total minimum payments	$7,625

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

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(In thousands)

Balance as of July 31, 2006	$35
Provision	57
Obligations fulfilled during period	(7)

Balance as of July 31, 2007	85
Provision	60
Obligations fulfilled during period	(20)

Balance as of July 31, 2008	$125

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $12.4 million and $8.3 million in non-cancelable purchase commitments with these providers as of July 31, 2008 and 2007, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2008 and 2007.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

See Report on Management’s Assessment of Internal Control Over Financial Reporting on page 50. The effectiveness of our internal control over financial reporting as of July 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:  The following are filed as part of Item 8 of this report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Schedules:  Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at			Balance at
	Beginning			End of
Allowance for Doubtful Accounts	of Year	Additions	Deductions	Year
		(In thousands)

Year ended July 31, 2006	$164	$254	$(66)	$352
Year ended July 31, 2007	$352	$199	$(44)	$507
Year ended July 31, 2008	$507	$283	$(232)	$558

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 7th day of October 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	October 7, 2008

/s/ Steffan Tomlinson Steffan Tomlinson	Chief Financial Officer (Principal Accounting and Financial Officer)	October 7, 2008

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Chief Technology Officer, Director	October 7, 2008

/s/ Bernard Guidon Bernard Guidon	Director	October 7, 2008

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	October 7, 2008

/s/ Michael R. Kourey Michael R. Kourey	Director	October 7, 2008

/s/ Doug Leone Doug Leone	Director	October 7, 2008

/s/ Shirish S. Sathaye Shirish S. Sathaye	Director	October 7, 2008

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	October 7, 2008

EXHIBIT INDEX

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

2	.1*	Agreement and Plan of Reorganization, dated as of January 4, 2008	Current Report on Form 8-K	January 9, 2008
3	.1*	Restated Certificate of Incorporation of Registrant	Current Report on Form 8-K	April 5, 2007
3	.2*	Amended and Restated Bylaws of Registrant	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
4	.1*	Specimen common stock certificate	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
4	.2*	Amended and Restated Investors’ Rights Agreement, dated September 6, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
4	.3*	Warrants to purchase preferred stock of Registrant, issued to Lighthouse Capital Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
4	.4*	Warrants to purchase preferred stock of Registrant, issued to Costella Kirsch Venture	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.1*	Form of Indemnification Agreement	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
10	.2‡*	AirWave Wireless, Inc. 2000 Stock Plan	Registration Statement on Form S-8 (File No. 333-149945)	March 28, 2008
10	.3A‡*	2002 Stock Plan of Registrant, as amended	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.3B‡*	Forms of Stock Option Agreements under the 2002 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2007
10	.4A‡*	2007 Equity Incentive Plan of Registrant	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 8, 2007
10	.4B‡*	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.4C‡*	Forms of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008	June 6, 2008
10	.5A‡*	Employee Stock Purchase Plan	Registration Statement on Form S-8, as amended (File No. 333-146655)	October 12, 2007
10	.5B‡*	Form of Subscription Agreement under the Employee Stock Purchase Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.6‡*	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic P. Orr	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.7‡*	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.8‡*	Employment offer letter, dated July 18, 2006, between Registrant and Sriram Ramachandran	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.9‡*	Employment offer letter, dated July 14, 2005, between Registrant and Steffan Tomlinson	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.10‡*	Employment offer letter, dated June 2, 2004, between Registrant and Richard Wilmer	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.11*	Loan and Security Agreement, dated March 3, 2003, between Registrant and Lighthouse Capital Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.12*	Master Loan and Security Agreement, dated July 31, 2003, between Registrant and Costella Kirsch Venture Partners	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.13*	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	Current Report on Form 8-K	December 6, 2007
10	.14*	Sublease Agreement, dated September 10, 2004, for 1322 Crossman Ave., Sunnyvale, California	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.15†*	Flextronics Manufacturing Services Agreement, dated January 1, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.16†*	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 20, 2007
10	.17*	Software License Agreement, dated January 11, 2006, between Registrant and Broadcom Corporation	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.18†*	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007
10	.19†*	Amendment No. 1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

21.1	List of subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.

‡	Indicates management compensatory plan, contract or arrangement.