Form 10-Q
period 2008-10-31
ARUBA NETWORKS, INC.
filed 2008-12-10
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of December 5, 2008 was 84,078,285.

ARUBA NETWORKS, INC.
INDEX

Item 1 — Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
 (unaudited)

	October 31,	July 31,
	2008	2008
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$45,045	$37,602
Short-term investments	63,157	64,130
Accounts receivable, net	32,280	32,679
Inventory	14,085	11,644
Deferred costs	4,201	4,317
Prepaids and other	2,442	3,196

Total current assets	161,210	153,568

Property and equipment, net	7,790	7,181
Goodwill	7,656	7,656
Intangible assets, net	17,793	19,027
Deferred costs	153	239
Other assets	1,075	1,130

Total assets	$195,677	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,464	$5,844
Accrued liabilities	17,847	16,908
Income taxes payable	600	576
Deferred revenue	28,889	27,143

Total current liabilities	54,800	50,471

Deferred revenue	7,655	7,338
Other long-term liabilities	95	117

Total liabilities	62,550	57,926

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at October 31, 2008 and July 31, 2008, no shares issued and outstanding at October 31, 2008 and July 31, 2008	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, 2008 and July 31, 2008; 84,063 and 82,836 shares issued and outstanding at October 31, 2008 and July 31, 2008	8	8
Additional paid-in capital	257,878	249,131
Accumulated other comprehensive income (loss)	(163)	(45)
Accumulated deficit	(124,596)	(118,219)

Total stockholders’ equity	133,127	130,875

Total liabilities and stockholders’ equity	$195,677	$188,801

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

	Three months ended October 31,
	2008	2007
	(in thousands, except per share data)
Revenues
Product	$43,868	$38,458
Professional services and support	8,137	7,273
Ratable product and related professional services and support	441	999

Total revenues	52,446	46,730

Cost of revenues
Product	16,605	11,857
Professional services and support	1,933	2,817
Ratable product and related professional services and support	155	362

Total cost of revenues	18,693	15,036

Gross profit	33,753	31,694

Operating expenses
Research and development	10,423	8,300
Sales and marketing	24,661	21,700
General and administrative	5,285	4,191

Total operating expenses	40,369	34,191

Operating loss	(6,616)	(2,497)

Other income (expense), net
Interest income	648	1,356
Other income (expense), net	(316)	726

Total other income (expense), net	332	2,082

Loss before provision for income taxes	(6,284)	(415)

Provision for income taxes	93	224

Net loss	$(6,377)	$(639)

Net loss per common share, basic and diluted	$(0.08)	$(0.01)

Shares used in computing basic and diluted net loss per common share	83,071	77,102

Stock-based compensation expense included in above:
Cost of revenues	$266	$150
Research and development	2,103	1,450
Sales and marketing	2,790	2,695
General and administrative	1,334	910
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (unaudited)

	Three months ended October 31,
	2008	2007
	(in thousands)
Cash flows from operating activities
Net loss	$(6,377)	$(639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,268	903
Provision for doubtful accounts	40	114
Write downs for excess and obsolete inventory	851	102
Compensation related to stock options and share awards	6,493	5,205
Accretion of purchase discounts on short-term investments	(104)	(619)
Change in carrying value of preferred stock warrants	—	(715)
Gain on disposal of fixed assets	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	358	(5,858)
Inventory	(3,552)	(3,582)
Prepaids and other	754	(842)
Deferred costs	201	93
Other assets	219	(55)
Accounts payable	1,328	(490)
Deferred revenue	2,064	2,756
Other current and noncurrent liabilities	1,024	2,905
Income taxes payable	24	74

Net cash provided by (used in) operating activities	5,571	(648)

Cash flows from investing activities
Purchases of short-term investments	(11,429)	(11,654)
Proceeds from sales and maturities of short-term investments	12,224	18,520
Purchases of property and equipment	(1,093)	(1,440)
Proceeds from sale of property and equipment	22	—

Net cash (used in) provided by investing activities	(276)	5,426

Cash flows from financing activities
Proceeds from issuance of common stock	3,139	5,047
Repurchase of common stock under stock repurchase program	(991)	—

Net cash provided by financing activities	2,148	5,047

Net increase in cash and cash equivalents	7,443	9,825

Cash and cash equivalents, beginning of period	37,602	42,570

Cash and cash equivalents, end of period	$45,045	$52,395

Supplemental disclosure of cash flow information
Income taxes paid	$48	$186
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on October 7, 2008. The July 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2008 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2008, its results of operations for the three months ended October 31, 2008 and 2007, and its cash flows for the three months ended October 31, 2008 and 2007. The results for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2009.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
Significant Accounting Policies
Other than the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), there have been no significant changes in the Company’s accounting policies during the three months ended October 31, 2008 as compared to the accounting policies described in the Company’s Annual Report on Form 10-K filed on October 7, 2008. In September 2006, the FASB issued SFAS 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which would permit the Company to elect to delay the effective date of SFAS 157 until the Company’s first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the implementation of fair value measurement of FSP 157-2 for non-recurring measures of fair value for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements for financial assets and financial liabilities. SFAS 157 became effective for the Company beginning on August 1, 2008. On October 10, 2008, the FASB issued FASB FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3"), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 did not have an impact on the Company’s condensed consolidated financial statements.

2. Acquisition
On March 20, 2008, the Company completed its acquisition of AirWave Wireless, Inc. (“AirWave”). AirWave designs and sells specialized software to centrally manage large, multi-vendor wireless LAN, mesh, and WiMAX networks. The acquisition adds to the Company’s product offerings by providing a multi-vendor management solution.
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
The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
		Useful Lives
Cash and cash equivalents	$560
Current assets	978
Property and equipment	96
Non-current assets	14

Total tangible assets acquired	1,648

Amortizable intangible assets:
Existing technology	6,700	4 years
Patents/ Core technology	2,200	4 years
Customer contracts	4,600	6 years
Support agreements	2,700	5 years
Tradenames/trademarks	600	5 years
Non-compete agreements	700	2 years
Goodwill	7,656

Total assets acquired	26,804
Current liabilities	(1,738)
Non-current liabilities	(473)

Total liabilities assumed	(2,211)

Total	$24,593

The purchased intangible assets have a weighted average useful life of 4.6 years from the date of acquisition.
The following unaudited pro forma financial information presents the combined results of operations for the Company and AirWave as if the acquisition had occurred at August 1, 2008 or 2007. The unaudited pro forma financial information has been prepared for comparative purposes only and does not purport to be indicative of the actual operating results that would have been recorded had the acquisition actually taken place on August 1, 2008 or 2007, and should not be taken as indicative of future consolidated operating results (unaudited, in thousands, except per share amounts):

	Three months ended October 31,
	2008	2007
Revenues	$52,446	$48,433
Net loss	$(6,377)	$(2,467)
Net loss per share— basic & diluted	$(0.08)	$(0.03)

3. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
As of October 31, 2008	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,852)	$7,431
Patents/Core Technology	4 years	3,046	(608)	2,438
Customer Contracts	6 to 7 years	5,083	(558)	4,525
Support Agreements	5 to 6 years	2,717	(334)	2,383
Tradenames/Trademarks	5 years	600	(74)	526
Non-Compete Agreements	2 years	712	(222)	490

Total		$21,441	$(3,648)	$17,793

	Estimated	Gross	Accumulated	Net
As of July 31, 2008	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,272)	$8,011
Patents/Core Technology	4 years	3,046	(417)	2,629
Customer Contracts	7 years	5,083	(349)	4,734
Support Agreements	6 years	2,717	(199)	2,518
Tradenames/Trademarks	5 years	600	(44)	556
Non-Compete Agreements	2 years	712	(133)	579

Total		$21,441	$(2,414)	$19,027

During the three months ended October 31, 2008 and 2007 the Company recorded $1.2 million and $0.2 million, respectively, of amortization expense related to its purchased intangible assets.
The estimated future amortization expense of purchased intangible assets as of October 31, 2008 is as follows:

Amount
(in thousands)
Remaining nine months of fiscal 2009	$3,702
Years ending July 31,
2010	4,804
2011	4,555
2012	2,917
2013	1,259
Thereafter	556

Total	$17,793

4. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options, and common stock subject to repurchase. The following table sets forth the computation of net loss per share:

	Three months ended October 31,
	2008	2007
	(in thousands, except per share data)

Net loss	$(6,377)	$(639)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	83,071	77,102

Basic and diluted net loss per common share	$(0.08)	$(0.01)

The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	October 31,
	2008	2007
	(in thousands)
Options to purchase common stock	18,645	20,465
Common stock subject to repurchase	327	830
Restricted stock awards	3,725	514
5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at October 31, 2008
Corporate bonds and notes	$13,088	$—	$(164)	$12,924
U.S. government agency securities	47,350	63	(64)	47,349
Commercial paper	2,882	2	—	2,884

Total short-term investments	$63,320	$65	$(228)	$63,157

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at July 31, 2008
Corporate bonds and notes	$11,930	$5	$(23)	$11,912
U.S. government agency securities	44,724	19	(47)	44,696
Commercial paper	7,521	1	—	7,522

Total short-term investments	$64,175	$25	$(70)	$64,130

The cost basis and fair value of debt securities as of October 31, 2008, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
One year or less	$49,574	$49,519
One to two years	13,746	13,638

Total short-term investments	$63,320	$63,157

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
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
October 31, 2008
Corporate bonds and notes	$12,924	$(164)
U.S. government agency securities	24,123	(64)

Total	$37,047	$(228)

Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid investments in corporate bonds and notes, government sponsored enterprise obligations, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of October 31, 2008 and July 31, 2008 was approximately $45.0 million and $37.6 million, respectively, and approximates fair value.
Short-term investments consist of corporate bonds and notes, government sponsored enterprise obligations, and commercial paper. As of July 31, 2008, the short-term investments are recorded at amortized cost which approximates fair market value. As of October 31, 2008, the fair value of the Company’s short-term investments is determined in accordance with SFAS 157, which defines fair value as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active or alternative pricing sources with reasonable levels of price transparency and include corporate bonds and notes, government sponsored enterprise obligations and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.
As of October 31, 2008, the fair value measurements of our cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	13,954	—	13,954
U.S. government agency securities	53,347	—	53,347
Commercial paper	6,229		6,229
Money market funds	7,256	7,256	—

Total cash equivalents and short-term investments	80,786	7,256	73,530

Cash deposits with third-party financial institutions	27,416

Total cash, cash equivalents and short-term investments	108,202

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2008	2008
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$32,877	$33,237
Less: Allowance for doubtful accounts	(597)	(558)

Total	$32,280	$32,679

	October 31,	July 31,
	2008	2008
	(in thousands)
Inventory
Raw materials	$356	$283
Work in process	72	179
Finished goods	13,657	11,182

Total	$14,085	$11,644

	October 31,	July 31,
	2008	2008
	(in thousands)
Accrued Liabilities
Compensation and benefits	$8,053	$8,768
Inventory	2,173	1,033
Other	7,621	7,107

Total	$17,847	$16,908

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	October 31,	July 31,
	Useful Lives	2008	2008
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$6,786	$6,197
Computer software	2 years	4,139	3,582
Machinery and equipment	2 years	5,426	5,032
Furniture and fixtures	5 years	924	863
Leasehold improvements	2-5 years	587	551

Total property and equipment, gross		17,862	16,225
Less: Accumulated depreciation and amortization		(10,072)	(9,044)

Total property and equipment, net		$7,790	$7,181

8. Deferred Revenue
Deferred revenue consists of the following:

	October 31,	July 31,
	2008	2008
	(in thousands)
Deferred Revenue
Product	$8,531	$9,351
Professional services and support	19,161	16,399
Ratable product and related services and support	1,197	1,393

Total deferred revenue, current	28,889	27,143

Professional services and support, long-term	7,136	6,563
Ratable product and related services and support, long-term	519	775

Total deferred revenue, long-term	7,655	7,338

Total deferred revenue	$36,544	$34,481

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period.
Deferred ratable product and related services and support revenue consists of revenue on transactions where Vendor Specific Objective Evidence (“VSOE”) of fair value of support was not established at the date of the transactions and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to five years. Typically, the Company’s sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price the Company charges when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered.
9. Income Taxes
For the three months ended October 31, 2008 and 2007, the Company generated operating losses. The Company’s tax provision for these periods relates primarily to franchise tax and alternative minimum tax (AMT) in the U.S. and provisions for income tax related to the Company’s international subsidiaries.
The Company uses the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based on the available objective evidence, including the fact that the Company has generated losses since inception and continues to incur a loss, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets.
On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. The Company incorporated the impact of this new law to the income tax provision during the first quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research & development tax credit carryover, yielding an $18,000 tax liability for the first quarter of fiscal 2009.
In addition, under the Housing and Economic Recovery Act of 2008 (“Act”), signed into law in July 2008, taxpayers may claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit based on fixed assets placed into service through the three months ended October 31, 2008. During the three months ended October 31, 2008, the Company recorded a net income tax benefit of $11,000 for the U.S. federal refundable credit as provided by the Act. This amount was offset in part by a provision of $103,000 for AMT and foreign taxes.
The Company’s only material uncertain tax position is its research and development credits. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that extends the research tax credit for two years retroactively applied for tax years beginning January 1, 2008. Due to this retroactive extension, the Company estimates an increase of approximately $2.1 million of additional uncertain tax positions relating to research credits in the next 12 months, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.
The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.

10. Stock Benefit Plans and Common Stock
In April 2002, the Company’s board of directors adopted the 2002 Stock Plan (“2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (“2007 Plan”) and the Employee Stock Purchase Plan (“ESPP”). As provided by the 2007 Plan, all remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan upon the closing of the Company’s initial public offering.
Stock Option Activity
The following table summarizes the information about shares available for grant and stock options outstanding activity for the three months ended October 31, 2008:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available for	Number of	Price	Contractual	Intrinsic
	Grant	Options	per Share	Term (Years)	Value
Outstanding at July 31, 2008	3,169,466	19,518,002	$4.41	7.43	$44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(793,545)	—
Restricted stock awards cancelled	278,315	—
Options granted	(528,210)	528,210	5.26
Options exercised	—	(791,866)	0.99		3,107,065
Options repurchased	18,333	—	0.49
Options cancelled	609,203	(609,203)	6.66

Outstanding at October 31, 2008	6,895,369	18,645,143	$4.50	7.40	$10,536,450

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.
The following table summarizes the non-vested restricted stock awards activity for the three months ended October 31, 2008:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
Balance at July 31, 2008	3,364,950	$6.81
Awards granted	793,545	5.27
Awards vested	(154,947)	7.76
Awards cancelled	(278,315)	5.64

Balance at October 31, 2008	3,725,233	$6.53

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three months ended October 31, 2008 and 2007 was $2.9 million and $1.4 million, respectively.
Employee Stock Purchase Plan Activity
During the three months ended October 31, 2008, 490,053 shares were purchased at an average per share price of $4.58. At October 31, 2008, there were 4,462,910 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three months ended October 31, 2008 and 2007 was $465,000 and $748,000, respectively.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended October 31,
	2008	2007
Assumptions
Risk-free interest rate	2.6%	4.1%
Expected term (in years)	4.2	4.3
Dividend yield	—	—
Volatility	57%	51%
Weighted average fair value of options granted	$2.48	$8.21
Employee Stock Purchase Plan

Three months ended October 31,
	2008	2007
Assumptions
Risk-free interest rate	1.9% – 2.3%	4.2% – 5.0%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Dividend yield	—	—
Volatility	53% – 69%	43% – 48%
Weighted average fair value of stock purchase rights granted	$2.00 – $2.79	$3.11 – $7.26
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
Stock-based Expenses
The Company recorded no tax benefit related to stock-based compensation during the three months ended October 31, 2008, since the Company currently maintains a full valuation allowance on its deferred tax assets.
Shares Subject to Repurchase
Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the shareholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of October 31, 2008 and July 31, 2008, respectively, a total of 326,835 and 429,570, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $0.7 million and $0.8 million as of October 31, 2008 and July 31, 2008, respectively, is recorded in accrued liabilities. For the three months ended October 31, 2008, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2008	429,570
Early exercise of options	—
Vested	(84,402)
Forfeited	(18,333)

Non-vested as of October 31, 2008	326,835

Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. During the three months ended October 31, 2008, the Company purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. The Company is authorized to purchase up to an additional $6.9 million worth of shares under this program as of October 31, 2008. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
11. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three months ended October 31,
	2008	2007
	(in thousands)
Net loss	$(6,377)	$(639)
Change in unrealized gain (loss) on short-term investments	(118)	48

Comprehensive loss	$(6,495)	$(591)

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
The following presents total revenue by geographic region:

	Three months ended October 31,
	2008	2007
	(in thousands)
United States	$35,720	$32,090
Europe, Middle East and Africa	9,090	8,485
Asia Pacific	5,621	4,667
Rest of World	2,015	1,488

Total	$52,446	$46,730

13. Commitments and Contingencies
Legal Matters
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, the Company filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary.
Although the Company intends to vigorously defend against all of these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention from operating the Company’s business. Because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable. At this time, the Company is unable to estimate the potential financial impact this action could have on the Company.
The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of October 31, 2008 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Lease Obligation
The Company leases office space under non-cancelable operating leases with various expiration dates through July 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid.
Future minimum lease payments under non-cancelable operating leases, including the new Sunnyvale, California lease, are as follows:

Operating
Leases
(in thousands)
Nine months remaining in fiscal 2009	$2,540
Year ending July 31,
2010	3,357
2011	878
2012	150
Thereafter	—

Total minimum payments	$6,925

Non-cancelable purchase commitments
The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $8.1 million and $12.4 million in non-cancelable purchase commitments with these providers as of October 31, 2008 and July 31, 2008, respectively. The Company expects to sell all products which it has committed to purchase from these providers.
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2008 and July 31, 2008.
14. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and the goodwill acquired. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. The Company is required to adopt SFAS 141(R) effective August 1, 2009. The Company is currently evaluating the potential impact of this statement.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). This statement establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. Early adoption is prohibited. The Company is required to adopt SFAS 160 effective August 1, 2009. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. The Company is required to adopt FSP FAS 142-3 effective August 1, 2009. The Company is currently evaluating the potential impact of this statement.
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
15. Subsequent Event
On November 14, 2008, the Company’s board of directors approved a plan to reduce the Company’s costs. To streamline operations, the Company is reducing its operating expenses by approximately 10%, through a combination of a reduction in work force and reducing other non-headcount related expenditures. These cost reduction measures are expected to be completed by the end of the second quarter of fiscal 2009. Net expense associated with the reduction in workforce, which is primarily for severance and severance benefits, is expected to total approximately $1.2 million, which the Company expects to incur in the second quarter of fiscal 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that we intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners;

•	the timing and amount of expenses we expect to incur as a result of our cost reduction efforts, as well as the annualized savings we expect to realize;

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that international revenues will increase in absolute dollars and remain consistent with fiscal 2008 or increase as a percentage of total revenues in future periods as we expand into international locations and introduce our products in new markets;

•	that, as our customer base grows, we expect the proportion of our revenues represented by support revenues to increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2009 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2008;

•	that our operating expenses will increase at a slower rate as a result of our cost reduction measures;

•	that we will continue to invest strategically in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide, which we believe will generate future business;

•	that sales and marketing expenses for fiscal 2009 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2008;

•	that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties;

•	that general and administrative expenses for fiscal 2009 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base; and

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations,
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

Overview
We securely deliver the enterprise network to users, wherever they work or roam, with user-centric networks that expand the reach of traditional port-centric networks. User-centric networks integrate adaptive wireless local area networks (“WLANs”), application continuity services, and identity-based security into a cohesive, high-performance system that can be deployed as an overlay to existing enterprise networks. Adaptive WLANs deliver high-performance, follow-me connectivity so users are always connected. Application continuity services enable follow-me applications that can be seamlessly accessed across WLANs and cellular networks. Identity-based security associates access policies with users, not ports, to enable follow-me security that is enforced regardless of access method or location. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized and vendor neutral mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.
Our products have been sold to over 6,000 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have now implemented a two-tier distribution model in most areas of the world, including the US, with value-added distributors (“VADs”) providing our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs through active training and field collaboration, evolution of our channel programs in consultation with our partners, and deriving full value from our VADs in the leverage they can provide.
Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against more established companies as well as privately-held competitors, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business and current economic conditions.
On November 20, 2008, we announced that, to streamline operations, we are reducing our operating expenses through a combination of a reduction in work force and reducing other non-headcount related expenditures. Net expense associated with the reduction in work force, which is primarily for severance and severance benefits, is expected to total approximately $1.2 million, which we expect to incur in the second quarter of fiscal 2009.
Economic conditions worldwide have had a negative impact on the specific segments and markets in which we operate. We are exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. The recent economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the dramatically increasing threat of a global recession, or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.
Revenues, Cost of Revenues and Operating Expenses
We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support revenues typically consist of software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
Our revenue growth has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the market for our products has grown due to the increased demand of business enterprises to provide secure mobility to their users. We have experienced both longer sales cycles and seasonality, most notably in our second quarter of fiscal 2008. Both of these factors have slowed our revenue growth and may continue to do so throughout fiscal 2009.

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
In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs, which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 9.9% and 9.0% of our revenues for the first quarter of fiscal 2009 and 2008, respectively.
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
Cost of professional services and support revenues is primarily comprised of the personnel costs, including stock-based compensation, of providing technical support, including personnel costs associated with our internal support organization. In addition, we employ a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.
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
Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a substantial majority of our total revenues, which, by itself, negatively impacts our gross margins. However, we generally have experienced a favorable change in our product mix in prior quarters as we sold more higher-margin products.

Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
We grew from approximately 541 employees at July 31, 2008 to approximately 570 employees at October 31, 2008. On November 20, 2008, we announced that, to streamline operations, we are reducing our operating expenses by approximately 10%, which includes a reduction in work force. However, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2009, we expect research and development expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2008. However, research and development expenses will increase at a slower rate as a result of our cost reduction measures.
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2009, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2008. However, sales and marketing expenses will increase at a slower rate as a result of our cost reduction measures.
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our new ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties, such as the claims described below in Part II, Item 1 of this report. For fiscal 2009, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2008. However, general and administrative expenses will increase at a slower rate as a result of our cost reduction measures.
Stock-Based Compensation
Effective August 1, 2006, we began measuring and recognizing expense for all stock-based payments at fair value, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment , (“SFAS 123R”). We recognized $6.5 million and $5.2 million of stock-based compensation for the first quarter of fiscal 2009 and 2008, respectively.
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
We account for revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition , and all related amendments and interpretations (“SOP 97-2”) because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements.
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
Stock-Based Compensation
Effective August 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method, which requires the measurement and recognition of compensation expense beginning August 1, 2006 for all share-based payment awards made to employees and directors based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, and employee stock purchase plan awards. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock-based awards granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Compensation expense includes awards granted prior to, but not yet vested as of July 31, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for awards granted subsequent to July 31, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled since the adoption of SFAS 123R. For purposes of SFAS 123R, employee stock-based compensation related to both unvested awards granted prior to August 1, 2006 and awards granted on or after August 1, 2006 are being amortized on a straight-line basis, which is consistent with the methodology used historically for pro forma purposes under SFAS 123.

Goodwill and Intangibles
We apply SFAS No. 142, Goodwill and Other Intangible Assets and perform an annual goodwill impairment test. For purposes of impairment testing, we have determined that we have only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. These estimates of fair value are based on the best information available as of the date of the assessment, which primarily includes our market capitalization. We did not recognize impairment charges in any of the periods presented.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $0.9 million and $0.1 million in the first quarter of fiscal years 2009 and 2008, respectively.
Allowances for Doubtful Accounts
We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $597,000 and $558,000 at October 31, 2008 and July 31, 2008, respectively.
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
Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended October 31,
	2008	2007

Revenues:
Product	83.7%	82.3%
Professional services and support	15.5%	15.6%
Ratable product and related professional services and support	0.8%	2.1%

Total revenues	100.0%	100.0%

Cost of revenues:
Product	31.6%	25.4%
Professional services and support	3.7%	6.0%
Ratable product and related professional services and support	0.3%	0.8%

Gross margin	64.4%	67.8%

Operating expenses:
Research and development	19.9%	17.8%
Sales and marketing	47.0%	46.4%
General and administrative	10.1%	9.0%

Operating margin	(12.6%)	(5.4%)

Other income (expense), net	0.6%	4.5%

Loss before income taxes	(12.0%)	(0.9%)

Provision for income taxes	0.2%	0.5%

Net loss	(12.2%)	(1.4%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended October 31,
	2008	2007
	(in thousands)

Total revenues	$52,446	$46,730

Type of revenues:
Product	43,868	38,458
Professional services and support	8,137	7,273
Ratable product and related professional services and support	441	999

Total revenues	$52,446	$46,730

Revenues by geography:
United States	35,720	32,090
Europe, the Middle East and Africa	9,090	8,485
Asia Pacific	5,621	4,667
Rest of World	2,015	1,488

Total revenues	$52,446	$46,730

For the first quarter of fiscal 2009, total revenues increased 12.2% over the first quarter of fiscal 2008 due to a $6.3 million increase in product and related professional services and support. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the significant growth in our customer base. The introduction of our new 802.11n access points also contributed to the increase in our product revenues. Further, we saw continued strength in the education and healthcare verticals during the first quarter of fiscal 2009.
The decrease in ratable product and related professional services and support revenues in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the first quarter of fiscal 2009, we derived 78.0% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, compared to 81.6% in the first quarter of fiscal 2008. The percentage decrease in our total revenues from indirect channels is the result of a large direct customer deal for which the revenue was recognized in the first quarter of fiscal 2009. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the ability of our indirect channel partners to more effectively market and sell our products.
Revenues from shipments to locations outside the United States increased $2.1 million during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to an increase in demand for our products as the WLAN market expanded internationally. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and as a percentage of total revenues in future periods.
Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.
Cost of Revenues and Gross Margin

	Three months ended October 31,
	2008	2007
	(in thousands)
Total revenues	$52,446	$46,730

Cost of product	16,605	11,857
Cost of professional services and support	1,933	2,817
Cost of ratable product and related professional services and support	155	362

Total cost of revenues	18,693	15,036

Gross profit	$33,753	$31,694
Gross margin	64.4%	67.8%
In the first quarter of fiscal 2009 cost of revenues increased 24.3% compared to the first quarter of fiscal 2008 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the first quarter of fiscal 2009, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues.

Cost of professional services and support revenues decreased 31.4% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. During the first quarter of fiscal 2008, we recognized the costs associated with several significant professional services transactions for large product installations. As a result, cost of professional services and support was $0.9 million higher in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2009.
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
Gross margins decreased 3.4% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The decrease was due to a variety of factors including an increase in net effective discounting, a large retail deal recognized in the first quarter of fiscal 2009 which had a lower gross margin profile, and an increase in freight costs.
Research and Development Expenses

	Three months ended October 31,
	2008	2007
	(in thousands)
Research and development expenses	$10,423	$8,300
Percent of total revenues	19.9%	17.8%
In the first quarter of fiscal 2009, research and development expenses increased 25.6%, compared to the first quarter of fiscal 2008, primarily due to an increase of $1.3 million in personnel and related costs, including an increase of $0.7 million in stock-based compensation. These increases were due to an increase in our headcount of 32 employees, which includes an increase in employees as a result of the acquisition of AirWave. We continue to hire more employees in research and development in order to develop additional functionality for existing products and develop new products in an effort to remain competitive. Outside services for engineering also increased by $0.2 million as a result of hiring several outside agencies to perform compliance reviews on our 802.11n access points. Facilities expenses increased $0.1 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.2 million due to an increase in depreciable assets.
Sales and Marketing Expenses

	Three months ended October 31,
	2008	2007
	(in thousands)
Sales and marketing expenses	$24,661	$21,700
Percent of total revenues	47.0%	46.4%
In the first quarter of fiscal 2009, sales and marketing expenses increased 13.6% over the first quarter of fiscal 2008, due to an increase of $2.5 million in personnel and related costs, including a $0.5 million increase in sales commissions and an increase of $0.1 million in stock-based compensation. These increases were due to an increase in our headcount in sales and marketing of 58 employees to support our growing business and as a result of the acquisition of AirWave. Facilities expenses increased $0.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Amortization expense also increased $0.4 million as a result of the acquisition of AirWave in March 2008. These increases were partially offset by a decrease in marketing program expenses of $0.4 million as we made a concerted effort to cut costs in this area.
General and Administrative Expenses

	Three months ended October 31,
	2008	2007
	(in thousands)
General and administrative expenses	$5,285	$4,191
Percent of total revenues	10.1%	9.0%
In the first quarter of fiscal 2009, general and administrative expenses increased 26.1% over the first quarter of fiscal 2008, primarily due to an increase of $587,000 in personnel and related costs as a result of increased headcount, including $423,000 in stock-based compensation. Professional fees associated with legal and audit services increased $472,000 primarily due to litigation, Sarbanes-Oxley compliance costs and audit services.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended October 31,
	2008	2007
	(in thousands)
Interest income	$648	$1,356
Other income (expense), net	(316)	726

Total other income (expense), net	$332	$2,082

Interest income decreased 52.2% from the first quarter of fiscal 2008 primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 5.3% in the first quarter of fiscal 2008 to 3.0% in the first quarter of fiscal 2009.
Other income (expense), net decreased primarily due to the one-time inclusion of other income of $715,000 in the first quarter of fiscal 2008 as a result of revaluing our warrants to purchase preferred stock. Other income (expense), net further decreased as a result of foreign currency losses which was primarily driven by the remeasurement of foreign currency transactions into US dollars.
Provision for Income Taxes
For the first quarter of fiscal 2009 and 2008, we generated operating losses. Our tax provision for these periods relates primarily to franchise tax and alternative minimum tax (AMT) in the U.S. and provisions for income tax related to our international subsidiaries.
We use the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based on the available objective evidence, including the fact that we have generated losses since inception and continues to incur a loss, we believe it is more likely than not that the deferred tax assets will not be realized. Accordingly, we have applied a full valuation allowance against our deferred tax assets.
Liquidity and Capital Resources

	As of October 31,	As of July 31,
	2008	2008
	(in thousands)
Working capital	$106,410	$103,097
Cash and cash equivalents	$45,045	$37,602
Short-term investments	$63,157	$64,130

	Three months ended October 31,
	2008	2007
	(in thousands)
Cash provided by (used in) operating activities	$5,571	$(648)
Cash (used in) provided by investing activities	(276)	5,426
Cash provided by financing activities	2,148	5,047
Cash and cash equivalents consist primarily of highly liquid investments in corporate bonds and notes, government sponsored enterprise obligations, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. Short-term investments consist of corporate bonds and notes, government sponsored enterprise obligations, and commercial paper. As of July 31, 2008, fair value of short-term investments is determined in accordance with SFAS 157. Cash, cash equivalents and short-term investments increased $6.5 million in the first quarter of fiscal 2009 from $101.7 million in cash, cash equivalents and short-term investments as of July 31, 2008.
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
Cash provided by (used in) operating activities increased during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to increases in deferred revenue, accounts payable, other accrued liabilities, stock-based compensation and depreciation and amortization. Cash provided by (used in) operating activities was offset by increases in inventory.
Cash Flows from Investing Activities
Cash provided by (used in) investing activities decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 largely due to the decrease in proceeds from the sale of our short-term investments. Purchases of property and equipment in the first quarter of fiscal 2009 were slightly down compared to the first quarter of fiscal 2008 due to an effort to control costs.
Cash Flows from Financing Activities
Cash provided by financing activities decreased in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. During the first quarter of fiscal 2009 we repurchased $1.0 million of our common stock under our stock repurchase program which was not in place during the first quarter of fiscal 2008. Further, the cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan decreased in the first quarter of fiscal 2009 compared to fiscal 2008 primarily due to the decline in the stock price. This increase in cash was offset by the repurchase of our common stock under our stock repurchase program.
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
Other Uses of Cash
On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first quarter of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. We are authorized to purchase up to an additional $6.9 million worth of shares under this program as of October 31, 2008. Additional purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.
Contractual Obligations
The following is a summary of our contractual obligations as of October 31, 2008:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$6,925	$3,384	$3,541	$—	$—
Non-cancellable inventory purchase commitments (1)	8,105	8,105	—	—	—
Other purchase commitments	394	394	—	—	—

Total contractual obligations	$15,424	$11,883	$3,541	$—	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to foreign currency risk. Certain of our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. To date, we have not entered into any hedging contracts.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $108.2 million and $101.7 million as of October 31, 2008 and July 31, 2008, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in our first quarter of fiscal 2009, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.1 million assuming consistent investment levels.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. On September 8, 2008, we filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. The complaint and the counterclaims seek unspecified monetary damages and injunctive relief. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Because of the inherent uncertainties of litigation the outcome of this action could be unfavorable. At this time, we are unable to estimate the potential financial impact this action could have on us.
We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above there were no claims as of October 31, 2008 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
Economic conditions worldwide have had a negative impact on the specific segments and markets in which we operate. We are exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, the average selling price for our products and our average deal size has decreased recently. In addition, our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will decrease from current levels. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent worldwide economic and geopolitical turmoil, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the dramatically increasing threat of a global recession, or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.
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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting credit of our channel partners and end user customers, and indications that these conditions have spread to other countries;
•	our ability to develop and maintain our two-tier distribution model;
•	fluctuations in demand, sales cycles and prices for our products and services;
•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;
•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;
•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;
•	our dependence on several large vertical markets, including the federal, education and general enterprise vertical markets;
•	the timing of product releases or upgrades by us or by our competitors;
•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;
•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;
•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;
•	the proportion of our products that are sold through direct versus indirect channels;
•	our ability to attain volume manufacturing pricing from Flextronics Sales and Marketing North Asia (L) Ltd. and our component suppliers;
•	growth in our headcount and other related costs incurred in our customer support organization;
•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;
•	the regulatory environment for the certification and sale of our products; and
•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $6.4 million and $0.6 million for the first quarter of fiscal years 2009 and 2008, respectively. As of October 31, 2008 and July 31, 2008, our accumulated deficit was $124.6 million and $118.2 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages four to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience significant fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected. Further, we experienced a slow down in growth in our second quarter of fiscal 2008 due to seasonality and expect to experience a slow down in growth in our second quarter of fiscal 2009, especially in the education, federal and retail verticals.
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

We sell a majority of our products through VADs, VARs, and OEMs. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently or if they exit the industry, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues and our cash flow.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. Recently we’ve dedicated a significant amount of effort to establish and maintain a two-tier distribution model in the Americas. The percentage of our total revenues derived from sales through our indirect channel was 78.0% and 81.6%, for the first quarter of fiscal 2009 and 2008, respectively. We expect that over time, indirect channel sales will continue to constitute a substantial majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 9.9% and 9.0% of our total revenues for the first quarter of fiscal 2009 and 2008, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VADs, VARs, and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.
Some of our third-party distribution sources may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability meet their financial obligations to us. If the third-party distribution sources on which we rely do not perform their services adequately or efficiently, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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
We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts within India and possibly in other countries. We expect to continue to add personnel in additional countries. For example, we recently hired a new head of our Europe, Middle East and Asia operations. Our international operations subject us to a variety of risks, including:
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
In July 2007, we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We have completed the integration of the acquired products into our secure mobility solutions, and continue to support to existing Network Chemistry customers and partners. We also recently completed our acquisition of AirWave Wireless, Inc. We continue to integrate the acquired AirWave products into our secure mobility solutions, as well as provide products and continuing support to existing AirWave customers and partners. The acquisition of AirWave is our first significant acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
Impairment of our goodwill or other assets would negatively affect our results of operations.
We recently acquired AirWave Wireless Inc., which resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $17.8 million as of October 31, 2008. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. We intend to increase our market penetration and extend our geographic reach by optimizing our network of channel partners. We also plan to increase offshore operations by establishing additional offshore capabilities for certain engineering functions. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.
To accommodate the growth of our business, we implemented a new Enterprise Resource Planning (“ERP”) system in November 2008. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our new ERP system could have a material adverse effect on our financial reporting system and internal controls.
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
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:
•	variations in our operating results;
•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;
•	the gain or loss of significant customers;
•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting credit of our channel partners and end user customers and indications that these conditions have spread to other countries;
•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;
•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and
•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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
As of October 31, 2008, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the fiscal year ended July 31, 2008 filed with the SEC on October 7, 2008, that our internal control over financial reporting was effective as of July 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased (1) (2)	Paid per Share	Programs (2)	Programs (in 000’s)
August 1 – August 31, 2008	14,583	$0.30	—	$—
September 1 – September 30, 2008	194,950	5.11	191,200	6,867
October 1 – October 31, 2008	—	—	—	—

Total	209,533	$4.78	191,200	$6,867

(1)	The shares purchased in August and September 2008, represent unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.

(2)	The shares purchased in September and October 2008, were under our stock repurchase program that was announced in February 2008 with an authorized level of $10.0 million, not to exceed $2.5 million per quarter. This program will expire in February 2010.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1	2007 Equity Incentive Plan of Registrant, as amended.

10.2	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 10, 2008

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: December 10, 2008

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2007 Equity Incentive Plan of Registrant, as amended.

10.2	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.