Form 10-Q
period 2009-01-31
ARUBA NETWORKS, INC.
filed 2009-03-12
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33347
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0579097
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of March  9, 2009 was 85,091,148.

ARUBA NETWORKS INC.
INDEX

Item 1 — Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31,	July 31,
	2009	2008
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$38,986	$37,602
Short-term investments	76,183	64,130
Accounts receivable, net	23,564	32,679
Inventory	13,965	11,644
Deferred costs	3,570	4,317
Prepaids and other	1,864	3,196

Total current assets	158,132	153,568

Property and equipment, net	7,595	7,181
Goodwill	7,656	7,656
Intangible assets, net	16,559	19,027
Deferred costs	85	239
Other assets	1,027	1,130

Total assets	$191,054	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,647	$5,844
Accrued liabilities	20,107	16,908
Income taxes payable	714	576
Deferred revenue	28,012	27,143

Total current liabilities	50,480	50,471

Deferred revenue	7,416	7,338
Other long-term liabilities	73	117

Total liabilities	57,969	57,926

Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at January 31, 2009 and July 31, 2008, no shares issued and outstanding at January 31, 2009 and July 31, 2008	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2009 and July 31, 2008; 84,270 and 82,836 shares issued and outstanding at January 31, 2009 and July 31, 2008	8	8
Additional paid-in capital	264,355	249,131
Accumulated other comprehensive income (loss)	95	(45)
Accumulated deficit	(131,373)	(118,219)

Total stockholders’ equity	133,085	130,875

Total liabilities and stockholders’ equity	$191,054	$188,801

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues
Product	$38,871	$34,170	$82,739	$72,627
Professional services and support	8,468	5,548	16,605	12,822
Ratable product and related professional services and support	342	927	783	1,926

Total revenues	47,681	40,645	100,127	87,375

Cost of revenues
Product	13,368	10,984	29,973	22,841
Professional services and support	1,838	1,386	3,771	4,203
Ratable product and related professional services and support	120	330	275	692

Total cost of revenues	15,326	12,700	34,019	27,736

Gross profit	32,355	27,945	66,108	59,639

Operating expenses
Research and development	10,250	9,086	20,673	17,386
Sales and marketing	21,607	18,826	46,268	40,525
General and administrative	6,015	4,403	11,300	8,595
Restructuring expenses	1,447	—	1,447	—

Total operating expenses	39,319	32,315	79,688	66,506

Operating loss	(6,964)	(4,370)	(13,580)	(6,867)

Other income (expense), net
Interest income	556	1,264	1,204	2,620
Other income (expense), net	(168)	(144)	(484)	582

Total other income (expense), net	388	1,120	720	3,202

Loss before provision for income taxes	(6,576)	(3,250)	(12,860)	(3,665)

Provision for income taxes	201	228	294	452

Net loss	$(6,777)	$(3,478)	$(13,154)	$(4,117)

Net loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.16)	$(0.05)

Shares used in computing basic and diluted net loss per common share	83,860	77,974	83,466	77,538

Stock-based compensation expense included in above:
Cost of revenues	$263	$153	$529	$303
Research and development	2,072	1,318	4,175	2,768
Sales and marketing	2,601	1,713	5,391	4,408
General and administrative	1,193	909	2,527	1,819
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(13,154)	$(4,117)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,716	1,878
Provision for doubtful accounts	69	140
Write downs for excess and obsolete inventory	1,471	548
Compensation related to stock options and share awards	12,622	9,299
Net realized gain on short-term investments	2	(2)
Accretion of purchase discounts on short-term investments	(203)	(1,013)
Change in carrying value of preferred stock warrants	—	(715)
Gain on disposal of fixed assets	(25)	—
Excess tax benefits associated with stock based compensation	(24)	—
Changes in operating assets and liabilities:
Accounts receivable	9,046	(2,167)
Inventory	(4,131)	(9,605)
Prepaids and other	1,332	(541)
Deferred costs	901	711
Other assets	292	(341)
Accounts payable	(4,229)	(512)
Deferred revenue	947	4,580
Other current and noncurrent liabilities	3,388	5,514
Income taxes payable	163	241

Net cash provided by operating activities	13,183	3,898

Cash flows from investing activities
Purchases of short-term investments	(45,675)	(53,472)
Proceeds from sales and maturities of short-term investments	33,774	69,225
Purchases of property and equipment	(2,263)	(3,320)
Proceeds from sale of property and equipment	28	—

Net cash provided by (used in) investing activities	(14,136)	12,433

Cash flows from financing activities
Proceeds from issuance of common stock	3,335	6,511
Repurchase of common stock under stock repurchase program	(991)	—
Excess tax benefits associated with stock based compensation	24	—

Net cash provided by financing activities	2,368	6,511

Effect of exchange rate changes on cash and cash equivalents	(31)	—

Net increase in cash and cash equivalents	1,384	22,842

Cash and cash equivalents, beginning of period	37,602	42,570

Cash and cash equivalents, end of period	$38,986	$65,412

Supplemental disclosure of cash flow information
Income taxes paid	$143	$236
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2008 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2009, its results of operations for the three and six months ended January 31, 2009 and 2008, and its cash flows for the six months ended January 31, 2009 and 2008. The results for the three and six months ended January 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2009.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
Significant Accounting Policies
Other than the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”), there have been no significant changes in the Company’s accounting policies during the six months ended January 31, 2009 as compared to the accounting policies described in the Company’s Annual Report on Form 10-K filed on October 7, 2008. In September 2006, the FASB issued SFAS 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases . In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which would permit the Company to elect to delay the effective date of SFAS 157 until the Company’s first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company elected to defer the implementation of FSP 157-2 for non-recurring measures of fair value for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements for financial assets and financial liabilities. SFAS 157 became effective for the Company beginning on August 1, 2008. On October 10, 2008, the FASB issued FASB FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3"), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 in the quarter ended October 31, 2008, did not have an impact on the Company’s consolidated financial statements.

2. Restructuring Charges
On November 14, 2008, the Company’s board of directors approved a plan to reduce the Company’s costs and streamline operations through a combination of a reduction in the Company’s work force and the closing of certain facilities. The majority of the reduction in the Company’s work force was completed in the second quarter of fiscal 2009. The remaining reduction is expected to be completed in the third quarter of fiscal 2009. The reduction in the Company’s work force resulted in the termination of 46 employees worldwide, or about 8% of its global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services totaled $1.1 million. Additionally, the Company closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. The restructuring expenses are shown in the consolidated statement of operations as restructuring expenses.
The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in the consolidated balance sheet:

			Accrual as of
	Restructuring	Cash	January 31,
	Charges	Paid	2009

Severance and professional fees	$1,138	$(855)	$283
Facility exit costs	309	(32)	277

Total	$1,447	$(887)	$560

3. Acquisition
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

The following table summarizes the purchase price allocation (in thousands, except estimated useful lives):

		Estimated
		Useful Lives
Cash and cash equivalents	$560
Current assets	978
Property and equipment	96
Non-current assets	14

Total tangible assets acquired	1,648

Amortizable intangible assets:
Existing technology	6,700	4 years
Patents/ Core technology	2,200	4 years
Customer contracts	4,600	6 years
Support agreements	2,700	5 years
Tradenames/trademarks	600	5 years
Non-compete agreements	700	2 years
Goodwill	7,656

Total assets acquired	26,804
Current liabilties	(1,738)
Non-current liabilities	(473)

Total liabilities assumed	(2,211)

Total	$24,593

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

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Revenues	$47,681	$43,177	$100,127	$91,610
Net loss	$(6,777)	$(4,866)	$(13,154)	$(7,444)
Net loss per share- basic & diluted	$(0.08)	$(0.06)	$(0.16)	$(0.09)

4. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
As of January 31, 2009	Useful Lives	Value	Amortization	Value
			(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(2,432)	$6,851
Patents/Core Technology	4 years	3,046	(798)	2,248
Customer Contracts	6 to 7 years	5,083	(767)	4,316
Support Agreements	5 to 6 years	2,717	(470)	2,247
Tradenames/Trademarks	5 years	600	(104)	496
Non-Compete Agreements	2 years	712	(311)	401

Total		$21,441	$(4,882)	$16,559

	Estimated	Gross	Accumulated	Net
As of July 31, 2008	Useful Lives	Value	Amortization	Value
			(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,272)	$8,011
Patents/Core Technology	4 years	3,046	(417)	2,629
Customer Contracts	6 to 7 years	5,083	(349)	4,734
Support Agreements	5 to 6 years	2,717	(199)	2,518
Tradenames/Trademarks	5 years	600	(44)	556
Non-Compete Agreements	2 years	712	(133)	579

Total		$21,441	$(2,414)	$19,027

The Company recorded $1.2 million and $2.5 million, respectively, of amortization expense related to its purchased intangible assets during the three and six months ended January 31, 2009, and $0.2 million and $0.5 million, respectively, during the three and six months ended January 31, 2008.
The estimated future amortization expense of purchased intangible assets as of January 31, 2009 is as follows:

Amount
(in thousands)
Remaining six months of fiscal 2009	$2,468
Years ending July 31,	4,804
2010	4,804
2011	4,555
2012	2,917
2013	1,259
Thereafter	556

Total	$16,559

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

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss	$(6,777)	$(3,478)	$(13,154)	$(4,117)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	83,860	77,974	83,466	77,538

Basic and diluted net loss per common share	$(0.08)	$(0.04)	$(0.16)	$(0.05)

The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	January 31,
	2009	2008
	(in thousands)
Options to purchase common stock	19,972	19,819
Common stock subject to repurchase	278	684
Restricted stock awards	3,698	701
6. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at January 31, 2009
Corporate bonds and notes	$10,302	$16	$(112)	$10,206
U.S. government agency securities	62,940	201	(8)	63,133
Commercial paper	2,845	—	(1)	2,844

Total short-term investments	$76,087	$217	$(121)	$76,183

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at July 31, 2008
Corporate bonds and notes	$11,930	$5	$(23)	$11,912
U.S. government agency securities	44,724	19	(47)	44,696
Commercial paper	7,521	1	—	7,522

Total short-term investments	$64,175	$25	$(70)	$64,130

The cost basis and fair value of debt securities as of January 31, 2009, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
One year or less	$51,131	$51,300
One to two years	24,956	24,883

Total short-term investments	$76,087	$76,183

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

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
January 31, 2009
Corporate bonds and notes	$7,413	$(112)
U.S. government agency securities	15,426	(8)
Commercial paper	1,745	(1)

Total	$24,584	$(121)

Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid investments in corporate bonds and notes, government sponsored enterprise obligations, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of January 31, 2009 and July 31, 2008 was approximately $39.0 million and $37.6 million, respectively, and approximates fair value.
Short-term investments consist of corporate bonds and notes, government sponsored enterprise obligations, and commercial paper. As of January 31, 2009, the short-term investments are recorded at amortized cost which approximates fair market value. Effective August 1, 2008, the fair value of the Company’s short-term investments is determined in accordance with SFAS 157, which defines fair value as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.
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
As of January 31, 2009, the fair value measurements of our cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$10,206	$—	$10,206
U.S. government agency securities	63,133	—	63,133
Commercial paper	2,844	—	2,844
Money market funds	22,380	22,380	—

Total cash equivalents and short-term investments	98,563	$22,380	$76,183

Cash deposits with third-party financial institutions	16,606

Total cash, cash equivalents and short-term investments	$115,169

7. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	January 31,	July 31,
	2009	2008
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$24,033	$33,237
Less: Allowance for doubtful accounts	(469)	(558)

Total	$23,564	$32,679

	January 31,	July 31,
	2009	2008
	(in thousands)
Inventory
Raw materials	$326	$283
Finished goods	13,639	11,361

Total	$13,965	$11,644

	January 31,	July 31,
	2009	2008
	(in thousands)
Accrued Liabilities
Compensation and benefits	$9,339	$8,768
Inventory	3,095	1,033
Other	7,673	7,107

Total	$20,107	$16,908

8. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	January 31,	July 31,
	Useful Lives	2009	2008
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$7,211	$6,197
Computer software	2 years	4,247	3,582
Machinery and equipment	2 years	5,734	5,032
Furniture and fixtures	5 years	1,095	863
Leasehold improvements	2-5 years	591	551

Total property and equipment, gross		18,878	16,225
Less: Accumulated depreciation and amortization		(11,283)	(9,044)

Total property and equipment, net		$7,595	$7,181

9. Deferred Revenue
Deferred revenue consists of the following:

	January 31,	July 31,
	2009	2008
	(in thousands)
Deferred Revenue
Product	$6,780	$9,351
Professional services and support	20,158	16,399
Ratable product and related services and support	1,074	1,393

Total deferred revenue, current	28,012	27,143

Professional services and support, long-term	7,112	6,563
Ratable product and related services and support, long-term	304	775

Total deferred revenue, long-term	7,416	7,338

Total deferred revenue	$35,428	$34,481

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
10. Income Taxes
For the three and six months ended January 31, 2009 and 2008, the Company generated operating losses. However, it generated income on a tax basis for alternative minimum tax (AMT) and franchise tax purposes in the U.S. and for its international subsidiaries.
The Company uses the asset and liability method of accounting for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based on the available objective evidence, including the fact that the Company has generated losses since inception and continues to incur a loss, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets generated primarily in the U.S.
On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. The Company incorporated the impact of this new law to the income tax provision during the first quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research & development tax credit carryover, yielding a $66,000 tax liability as of January 31, 2009.
In addition, under the U.S. federal government’s Housing and Economic Recovery Act of 2008 (“Act”), taxpayers may claim refundable AMT or research and development credit carryovers if they forego bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008. The Company estimated and recognized the credit, subject to certain limitations, based on fixed assets placed into service through the six months ended January 31, 2009. During the six months ended January 31, 2009, the Company recorded a net income tax benefit of $88,000 for the U.S. federal refundable credit as provided by the Act. This amount was offset in part by a provision of $0.1 million for AMT.

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
11. Stock Benefit Plans and Common Stock
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
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock options activity for the six months ended January 31, 2009:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available for	Number of	Price	Contractual	Intrinsic
	Grant	Options	per Share	Term (Years)	Value
Outstanding at July 31, 2008	3,169,466	19,518,002	$4.41	7.43	$44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(1,041,945)	—
Restricted stock awards cancelled	499,131	—
Options granted	(2,633,660)	2,633,660	2.82
Options exercised	—	(943,195)	1.05		3,255,385
Options repurchased	18,333	—	0.49
Options cancelled	1,236,211	(1,236,211)	6.40

Outstanding at January 31, 2009	5,389,343	19,972,256	$4.23	7.10	$7,093,651

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options for the three and six months ended January 31, 2009 was $2.8 million and $5.9 million, respectively, and $2.9 million and $5.7 million for the three and six months ended January 31, 2008, respectively.
The following table summarizes the non-vested restricted stock awards activity for the six months ended January 31, 2009:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
Balance at July 31, 2008	3,364,950	$6.81
Awards granted	1,041,945	4.57
Awards vested	(209,773)	7.58
Awards cancelled	(499,131)	6.19

Balance at January 31, 2009	3,697,991	$6.22

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three and six months ended January 31, 2009 was $2.6 million and $5.5 million, respectively, and $0.6 million and $2.1 million for the three and six months ended January 31, 2008, respectively.

Employee Stock Purchase Plan Activity
During the six months ended January 31, 2009, 490,053 shares were purchased at an average per share price of $4.58. At January 31, 2009, there were 4,462,910 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three and six months ended January 31, 2009 was $0.7 million and $1.2 million, respectively, and $0.6 million and $1.3 million for the three and six months ended January 31, 2008.
Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
Assumptions
Risk-free interest rate	1.5%	3.2%	2.1%	3.7%
Expected term (in years)	4.2	4.3	4.2	4.3
Dividend yield	—	—	—	—
Volatility	65%	51%	61%	51%
Weighted average fair value of options granted	$1.13	$5.72	$1.40	$6.97
Employee Stock Purchase Plan

Three and six months ended January 31,
	2009	2008
Assumptions
Risk-free interest rate	1.9% to 2.3%	4.1% to 5.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—	—
Volatility	53% to 69%	43% to 48%
Weighted average fair value of stock purchase rights granted	$1.99 to $2.79	$3.11 to $7.26
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual terms. The contractual term of options granted from inception of the Company through August 16, 2007 was generally 10 years. On August 17, 2007, the Company’s Compensation Committee revised the Company’s 2007 Plan to provide for a contractual term of seven years on all option grants on or after such date. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group selected based on industry data to determine the expected term. The Company computes expected volatility based on its historical volatility and the historical volatility of comparable companies from a representative peer group that the Company selected based on industry data. As required by SFAS 123R, the Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Expenses
The Company recorded an immaterial amount of tax benefit related to stock-based compensation during the three and six months ended January 31, 2009 and 2008, since the Company currently maintains a full valuation allowance on its deferred tax assets.

Shares Subject to Repurchase
Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the stockholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of January 31, 2009 and July 31, 2008, respectively, a total of 277,663 and 429,570, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $0.6 million and $0.8 million as of January 31, 2009 and July 31, 2008, respectively, is recorded in accrued liabilities. For the six months ended January 31, 2009, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2008	429,570
Early exercise of options	12,500
Vested	(146,074)
Forfeited	(18,333)

Non-vested as of January 31, 2009	277,663

Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and shall not exceed $2.5 million per quarter. Shares are retired upon repurchase. During the six months ended January 31, 2009, the Company purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made under this program during the three months ended January 31, 2009. The Company is authorized to purchase up to an additional $6.9 million worth of shares under this program as of January 31, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
12. Comprehensive Loss
Comprehensive loss includes the following:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(6,777)	$(3,478)	$(13,154)	$(4,117)
Change in unrealized gain on short-term investments	259	166	140	214

Comprehensive loss	$(6,518)	$(3,312)	$(13,014)	$(3,903)

13. Segment Information and Significant Customers
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

The following presents total revenue by geographic region:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
United States	$29,419	$27,063	$65,140	$59,153
Europe, Middle East and Africa	9,060	6,686	18,150	15,171
Asia Pacific	7,662	4,446	13,283	9,113
Rest of World	1,540	2,450	3,554	3,938

Total	$47,681	$40,645	$100,127	$87,375

14. Commitments and Contingencies
Legal Matters
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, the Company filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. The trial is scheduled to commence on January 10, 2010.
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
The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of January 31, 2009 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Lease Obligation
The Company leases office space under non-cancelable operating leases with various expiration dates through July 2012. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid.
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Six months remaining in fiscal 2009	$1,724
Year ending July 31,
2010	3,428
2011	891
2012	150
Thereafter	—

Total minimum payments	$6,193

Non-cancelable purchase commitments
The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and a supplier. The Company had $7.5 million and $12.4 million in non-cancelable purchase commitments with these providers as of January 31, 2009 and July 31, 2008, respectively. The Company expects to sell all products that it has committed to purchase from these providers.

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2009 and July 31, 2008.
15. Recent Accounting Pronouncements
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
In June 2008, the FASB issued Financial Statement of Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company is required to adopt FSP EITF 03-6-1 effective August 1, 2009. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is currently evaluating the potential impact of this statement.
16. Subsequent Event
On February 17, 2009, the Company commenced an exchange offer to allow certain of its employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The Company expects that new options will have an exercise price equal to the closing price per share of its common stock on March 17, 2009 and that stock options held by eligible employees with exercise prices above this closing price will be eligible for the exchange offer. Generally, all employees who hold options, other than the Company’s board members, Section 16 officers and employees located in China, France, India or the Netherlands, are eligible to participate in the program. The exchange offer is currently set to expire at 9:00 p.m. Pacific Time on March 17, 2009.
The number of shares of common stock subject to outstanding options will not change as a result of the exchange offer. New options issued as part of the exchange offer will be subject to a new vesting schedule in which one-third of the shares subject to each new option will vest on the one-year anniversary of the new grant date, which the Company expects to be March 17, 2009, with the remaining shares vesting in equal monthly installments over the following two years. The new options will have a maximum term of seven years following the new grant date.
The Company expects to take a modification charge of approximately $3.5 million over the vesting periods of the new options. Assuming the exchange offer proceeds according to the Company’s planned timeline, this modification charge will be recorded as additional stock based compensation beginning in the third fiscal quarter of 2009. This modification charge is estimated assuming an exchange price of approximately $2.55 and that all eligible underwater options will be exchanged. The actual amount of the modification charge is likely to be different from the estimate provided above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that we intend to increase our market penetration and extend our geographic reach by optimizing our network of channel partners;

•	regarding the timing and amount of expenses we expect to incur as a result of our cost reduction efforts, as well as the annualized savings we expect to realize;

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that international revenues will remain consistent or decrease in absolute dollars compared to fiscal 2008 and remain consistent as a percentage of total revenues in future periods;

•	that, as our customer base grows, the proportion of our revenues represented by support revenues will increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2009 will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that our operating expenses will increase at a slower rate as a result of our cost reduction measures;

•	that we will continue to invest strategically in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide;

•	that sales and marketing expenses for fiscal 2009 will continue to be our most significant operating expense and will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties;

•	that general and administrative expenses for fiscal 2009 will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base; and

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations,
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
Our products have been sold to over 6,700 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have now implemented a two-tier distribution model in most areas of the world, including the US, with value-added distributors (“VADs”) providing our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against more established companies as well as privately-held competitors, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and current economic conditions.
On November 14, 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009. The remaining reduction is expected to be completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. We expect that these cost reduction efforts will result in a savings of approximately $2.0 million over the final months of fiscal 2009.
On February 17, 2009, we commenced an exchange offer to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. Generally, all employees who hold options, other than our Section 16 officers and employees located in China, France, India or the Netherlands, are eligible to participate in the program. The exchange offer is currently set to expire at 9:00 p.m. Pacific Time on March 17, 2009. We expect to take a modification charge of approximately $3.5 million over the vesting periods of the new options. Assuming the exchange offer proceeds according to our planned timeline, this modification charge will be recorded as additional stock based compensation beginning in the third quarter of fiscal 2009. This modification charge is estimated assuming an exchange price of approximately $2.55 and that all eligible underwater options will be exchanged. The actual amount of the modification charge is likely to be different from the estimate provided above.
Economic conditions worldwide have had a negative impact on the specific segments and markets in which we operate. We are exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. The recent economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

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
In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs, which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 13.8% and 11.7% of our revenues for the three and six months ended January 31, 2009, respectively, and 11.9% and 10.3% for the three and six months ended January 31, 2008, respectively.
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
Our headcount increased from approximately 541 employees at July 31, 2008 to approximately 570 employees at October 31, 2008, and then declined to approximately 531 employees at January 31, 2009. On November 14, 2008, our board of directors approved a plan to reduce our costs and streamline operations, through a combination of a reduction in work force and closing certain facilities. As of January 31, 2009, we terminated 46 employees worldwide, or about 8% of our global work force. We expect to complete our reduction in work force in the third quarter of fiscal 2009. However, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2009, we expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2008. However, we expect research and development expenses will increase at a slower rate as a result of our cost reduction measures.
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.
We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2009, we expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2008. However, we expect sales and marketing expenses will increase at a slower rate as a result of our cost reduction measures.
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our new ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties, such as the claims described below in Part II, Item 1 of this report. For fiscal 2009, we expect general and administrative expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2008. However, we expect general and administrative expenses will increase at a slower rate as a result of our cost reduction measures.
Stock-Based Compensation
We recognized $6.1 million and $12.6 million of stock-based compensation for the three and six months ended January 31, 2009, respectively, and $4.1 million and $9.3 million for the three and six months ended January 31, 2008.

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
We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, we recognize revenue from indirect sales channel partners upon persuasive evidence provided by our indirect channel customers of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month, the goods remain in the partner’s inventory pending a sale to an end customer. This inventory is classified on the Consolidated Balance Sheet as deferred costs until the sale to an end customer occurs and the persuasive evidence of the sale is provided. However, determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report.

Stock-Based Compensation
We apply the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, and employee stock purchase plan awards. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. Under SFAS 123R, we estimate the fair value of stock-based awards granted using the Black-Scholes option-pricing model and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled. Employee stock-based compensation related to unvested awards is being amortized on a straight-line basis.
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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $0.6 million and $1.5 million in the three and six months ended January 31, 2009, respectively, and $0.4 million and $0.5 million in the three and six months ended January 31, 2008, respectively.
Allowances for Doubtful Accounts
We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.5 million and $0.6 million at January 31, 2009 and July 31, 2008, respectively.

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
Recent Accounting Pronouncements
See Note 15 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008

Revenues:
Product	81.5%	84.0%	82.6%	83.1%
Professional services and support	17.8%	13.7%	16.6%	14.7%
Ratable product and related professional services and support	0.7%	2.3%	0.8%	2.2%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	28.0%	27.0%	29.9%	26.2%
Professional services and support	3.9%	3.4%	3.8%	4.8%
Ratable product and related professional services and support	0.2%	0.8%	0.3%	0.8%

Gross margin	67.9%	68.8%	66.0%	68.2%

Operating expenses:
Research and development	21.5%	22.4%	20.6%	19.9%
Sales and marketing	45.4%	46.3%	46.2%	46.4%
General and administrative	12.6%	10.9%	11.3%	9.8%
Restructuring expenses	3.0%	0.0%	1.4%	0.0%

Operating margin	(14.6%)	(10.8%)	(13.5%)	(7.9%)

Other income (expense), net	0.8%	2.7%	0.7%	3.7%

Loss before income taxes	(13.8%)	(8.1%)	(12.8%)	(4.2%)

Provision for income taxes	0.4%	0.5%	0.3%	0.5%

Net loss	(14.2%)	(8.6%)	(13.1%)	(4.7%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Total revenues	$47,681	$40,645	$100,127	$87,375

Type of revenues:
Product	38,871	34,170	82,739	72,627
Professional services and support	8,468	5,548	16,605	12,822
Ratable product and related professional services and support	342	927	783	1,926

Total revenues	$47,681	$40,645	$100,127	$87,375

Revenues by geography:
United States	29,419	27,063	65,140	59,153
Europe, the Middle East and Africa	9,060	6,686	18,150	15,171
Asia Pacific	7,662	4,446	13,283	9,113
Rest of World	1,540	2,450	3,554	3,938

Total revenues	$47,681	$40,645	$100,127	$87,375

For the second quarter of fiscal 2009, total revenues increased 17.3% over the second quarter of fiscal 2008 due to a $7.6 million increase in product and related professional services and support. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the significant growth in our customer base. Further, product revenues have grown as companies continue to move toward a low-cost IT infrastructure solution, which we believe is due in part to the recent economic downturn. For the first six months of fiscal 2009, total revenues increased 14.6% compared to the first six months of fiscal 2008, due to a $13.9 million increase in product and related professional services and support revenues.
The decrease in ratable product and related professional services and support revenues in the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008 was due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the second quarter of fiscal 2009, we derived 85.2% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, compared to 78.9% in the second quarter of fiscal 2008. For the first six months of fiscal 2009, we derived 81.4% of our total revenues from indirect channels compared to 80.4% for the first six months of fiscal 2008. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the ability of our indirect channel partners to more effectively market and sell our products.
Revenues from shipments to locations outside the United States increased $4.7 million during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to an increase in demand for our products as the WLAN market expanded internationally. During the first six months of fiscal 2009, revenues from shipments outside of the United States were 34.9% of total revenues compared to 32.3% of total revenues in the first six months of fiscal 2008. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to remain consistent or decrease in absolute dollars compared to fiscal 2008, and remain consistent as a percentage of total revenues in future periods.
Substantially all of our customers purchase support when they purchase our products. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase.

Cost of Revenues and Gross Margin

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total revenues	$47,681	$40,645	$100,127	$87,375

Cost of product	13,368	10,984	29,973	22,841
Cost of professional services and support	1,838	1,386	3,771	4,203
Cost of ratable product and related professional services and support	120	330	275	692

Total cost of revenues	15,326	12,700	34,019	27,736

Gross profit	$32,355	$27,945	$66,108	$59,639
Gross margin	67.9%	68.8%	66.0%	68.2%
In the second quarter of fiscal 2009 cost of revenues increased 20.7% compared to the second quarter of fiscal 2008 primarily due to a corresponding increase in our product revenues. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the second quarter of fiscal 2009, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first six months of fiscal 2009, cost of revenues increased 22.7% compared to the first six months of fiscal 2008, also due to the corresponding increase in our product revenues.
Cost of professional services and support revenues increased 32.6% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. However, the costs did not increase at the same rate at the professional services and support revenues due to cost efficiencies in our support organization. During the first six months of fiscal 2009, costs of professional services and support revenues decreased 10.3% compared to the first six months of fiscal 2008. During the first quarter of fiscal 2008, we recognized the costs associated with several significant professional services transactions for large product installations. As a result, cost of professional services and support was $0.4 million higher in the first six months of fiscal 2008 compared to the first six months of fiscal 2009.
Cost of ratable product and related professional services and support decreased during these periods consistent with the decrease in ratable product and related professional services and support revenues.
As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.
Gross margins decreased slightly during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. The decrease was due primarily to an increase in net effective discounting. For the first six months of fiscal 2009, gross margins decreased primarily due to a large retail deal recognized in the first quarter of fiscal 2009 which had a lower gross margin.
Research and Development Expenses

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Research and development expenses	$10,250	$9,086	$20,673	$17,386
Percent of total revenues	21.5%	22.4%	20.6%	19.9%
In the second quarter of fiscal 2009, research and development expenses increased 12.8%, compared to the second quarter of fiscal 2008, primarily due to an increase of $0.7 million in personnel and related costs. These increases were due to an increase in our headcount of 11 employees. Facilities expenses increased $0.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.2 million due to an increase in depreciable assets.
During the first six months of fiscal 2009, research and development expenses increased 18.9% compared to the first six months of fiscal 2008 primarily due to an increase of $2.0 million in personnel and related costs. Facilities expenses increased $0.4 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.4 million due to an increase in depreciable assets. Outside services for engineering also increased by $0.3 million as a result of hiring several outside agencies to perform compliance reviews on our 802.11n access points.

Sales and Marketing Expenses

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Sales and marketing expenses	$21,607	$18,826	$46,268	$40,525
Percent of total revenues	45.4%	46.3%	46.2%	46.4%
In the second quarter of fiscal 2009, sales and marketing expenses increased 14.8% over the second quarter of fiscal 2008, primarily due to an increase of $2.8 million in sales commissions as a result of the increase in revenues. Personnel and related costs increased $0.6 million due to an increase in headcount of 15 employees. These increases were partially offset by a decrease in marketing program expenses of $0.4 million as we made a concerted effort to cut costs in this area.
During the first six months of fiscal 2009, sales and marketing expenses increased 14.2% over the first six months of fiscal 2008 primarily due to an increase of $3.4 million in sales commissions as a result of the increase in revenues. Personnel and related costs increased $2.2 million due to the increase in headcount. Training expenses also increased $0.3 million. These increases were partially offset by a decrease in marketing program expenses of $0.2 million.
General and Administrative Expenses

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
General and administrative expenses	$6,015	$4,403	$11,300	$8,595
Percent of total revenues	12.6%	10.9%	11.3%	9.8%
In the second quarter of fiscal 2009, general and administrative expenses increased 36.6% over the second quarter of fiscal 2008, primarily due to an increase of $1.0 million in legal fees related to litigation. Further, personnel and related costs increased $0.3 million as a result of increased headcount. Professional accounting fees also increased $0.2 million related to Sarbanes-Oxley compliance costs and external audit services.
During the first six months of fiscal 2009, general and administrative expenses increased 31.5% compared to the first six months of fiscal 2008 primarily due to an increase of $1.4 million in legal fees related to litigation. Further, personnel and related costs increased $0.9 million as a result of an increase in headcount. Professional accounting fees also increased $0.3 million related to Sarbanes-Oxley compliance costs and external audit services.
Restructuring Expenses
On November 14, 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009. The remaining reduction is expected to be completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. We expect that these cost reduction efforts will result in a savings of approximately $2.0 million over the next six months of fiscal 2009.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended January 31,		Six months ended January 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest income	$556	$1,264	$1,204	$2,620
Other income (expense), net	(168)	(144)	(484)	582

Total other income (expense), net	$388	$1,120	$720	$3,202

Interest income during the second quarter of fiscal 2009 decreased 56.0% from the second quarter of fiscal 2008 primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 4.7% in the second quarter of fiscal 2008 to 2.3% in the second quarter of fiscal 2009. The rate decreased from 5.0% in the first six months of fiscal 2008 to 2.7% in the first six months of fiscal 2009.
Other income (expense), net decreased during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the one-time inclusion of other income of $715,000 in the first quarter of fiscal 2008 as a result of revaluing our warrants to purchase preferred stock. Other income (expense), net further decreased as a result of foreign currency losses which was primarily driven by the remeasurement of foreign currency transactions into US dollars.

Provision for Income Taxes
For the second quarter of fiscal 2009 and 2008, we generated operating losses. Our tax provision for these periods relates primarily to franchise tax and alternative minimum tax (AMT) in the U.S. and provisions for income tax related to our international subsidiaries.
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
Liquidity and Capital Resources

	As of January 31,	As of July 31,
	2009	2008
	(in thousands)
Working capital	$107,652	$103,097
Cash and cash equivalents	$38,986	$37,602
Short-term investments	$76,183	$64,130

	Six months ended January 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$13,183	$3,898
Cash provided by (used in) investing activities	$(14,136)	$12,433
Cash provided by financing activities	$2,368	$6,511
Cash and cash equivalents consist primarily of highly liquid investments in corporate bonds and notes, government sponsored enterprise obligations, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. Short-term investments consist of corporate bonds and notes, government sponsored enterprise obligations, and commercial paper. As of July 31, 2008, fair value of short-term investments is determined in accordance with SFAS 157. Cash, cash equivalents and short-term investments increased $13.4 million in the first six months of fiscal 2009 from $101.7 million in cash, cash equivalents and short-term investments as of July 31, 2008.
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
Cash provided by operating activities increased during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 due to decreases in accounts receivable, and prepaid assets, as well as increases in other accrued liabilities, stock-based compensation and depreciation and amortization. Cash provided by operating activities was offset by an increase in inventory and a decrease in accounts payable.

Cash Flows from Investing Activities
Cash provided by (used in) investing activities decreased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 largely due to the decrease in proceeds from the sale of our short-term investments. Purchases of property and equipment in the first six months of fiscal 2009 were slightly down compared to the first six months of fiscal 2008 due to an effort to control costs.
Cash Flows from Financing Activities
Cash provided by financing activities decreased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. During the first six months of fiscal 2009 we repurchased $1.0 million of our common stock under our stock repurchase program which was not in place during the first six months of fiscal 2008. Further, the cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan decreased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the decline in the stock price. This increase in cash was offset by the repurchase of our common stock under our stock repurchase program.
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
Other Uses of Cash
On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first quarter of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made during the second quarter of fiscal 2009. We are authorized to purchase up to an additional $6.9 million worth of shares under this program as of January 31, 2009. Additional purchases may be made, from time to time, in the open market and will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.
Contractual Obligations
The following is a summary of our contractual obligations as of January 31, 2009:

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
	(in thousands)
Operating leases	$6,193	$3,451	$2,742	$—	$—
Non-cancellable inventory purchase commitments (1)	7,482	7,482	—	—	—
Other purchase commitments	394	394	—	—	—

Total contractual obligations	$14,069	$11,327	$2,742	$—	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The ongoing global financial crisis affecting the banking system and financial markets and the going concern threats to investment banks and other financial institutions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in many financial instrument markets. Global economic conditions have deteriorated during the second quarter of fiscal 2009. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. These factors have negatively impacted our business.

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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $115.2 million and $101.7 million as of January 31, 2009 and July 31, 2008, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the first six months of fiscal 2009, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.1 million and $0.2 million during the three and six months ended January 31, 2009, respectively, assuming consistent investment levels.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2009, we implemented a new enterprise resource planning (“ERP”) system. The implementation of the ERP system represents a material change in our internal controls over financial reporting.
Management has reviewed and evaluated the design of key controls in the new ERP system and the accuracy of the data conversion that took place during the implementation and has not uncovered a control deficiency or combination of control deficiencies that management believes meet the definition of a material weakness in internal control over financial reporting. Although management believes internal controls have been maintained or enhanced by the new ERP system, it has not completed its testing of the operating effectiveness of all key controls in the new system. As such, there is a risk such control deficiencies may exist that have not yet been identified and that could constitute, individually or in combination, a material weakness. Management will continue to evaluate the operating effectiveness of related key controls during the remainder of the fiscal year.
Other than the implementation of the ERP system, there were no other changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. On September 8, 2008, we filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. The complaint and the counterclaims seek unspecified monetary damages and injunctive relief. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Because of the inherent uncertainties of litigation the outcome of this action could be unfavorable. At this time, we are unable to estimate the potential financial impact this action could have on us. The trial is scheduled to commence on January 10, 2010.
We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above there were no claims as of January 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
Economic conditions worldwide have had a negative impact on the specific segments and markets in which we operate. We are exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, our total revenues in the second quarter of fiscal 2009 decreased from our total revenues in the first quarter of fiscal 2009. In addition, our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. Our current business and operating plan assumes that economic activity in general, and IT spending in particular, will decrease from current levels. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent worldwide economic and geopolitical turmoil, the continuing credit crisis that has affected worldwide financial markets, the extraordinary volatility in the stock markets and other current negative macroeconomic indicators, such as the recession in the United States and other economic downturns in global markets, or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.
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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our two-tier distribution model;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the federal, education and general enterprise vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from Flextronics and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth for the six months ended January 31, 2009.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $6.8 million and $13.2 million for the three and six months ended January 31, 2009, respectively, and $3.5 million and $4.1 million for the three and six months ended January 31, 2008, respectively. As of January 31, 2009 and July 31, 2008, our accumulated deficit was $131.4 million and $118.2 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages four to six months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience significant fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected. Further, we experienced a slowdown in growth in our second quarter of fiscal 2008 due to seasonality and expect to experience a slowdown in growth in our third quarter of fiscal 2009, especially in the education, federal and retail verticals.
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
We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter and as the market continues to consolidate. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. Recently we’ve dedicated a significant amount of effort to establish and maintain a two-tier distribution model in the Americas. The percentage of our total revenues derived from sales through our indirect channel was 85.2% and 81.4%, for the three and six months ended January 31, 2009, respectively, and 78.9% and 80.4% for the three and six months ended January 31, 2008, respectively. We expect that over time, indirect channel sales will continue to constitute a substantial majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 13.8% and 11.7% of our total revenues for the three and six months ended January 31, 2009, respectively and 11.9% and 10.3% for the three and six months ended January 31, 2008, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VADs, VARs, and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.
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
We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs. For example, we anticipate a need to continue to increase the mobility of our solution, and certain customers have delayed, and may in the future delay, purchases of our products until either new versions of those products are available or the customer evaluations are completed. If we fail to develop new products or product enhancements, our business could be adversely affected, especially if our competitors are able to introduce solutions with such increased functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.
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
For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Communications, Inc. (“Atheros”), and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”) and RMI Corporation. (“RMI”). We have entered into license agreements with both Atheros, Broadcom and RMI, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros, Broadcom and RMI have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics is unable to obtain these components from Atheros, Broadcom or RMI, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from either Atheros, Broadcom or RMI.
In addition, for certain components, subassemblies and products for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little to no inventory of our product components, and we and Flextronics rely on our suppliers to deliver necessary components in a timely manner. We and Flextronics rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we or Flextronics may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.
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
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware alleging patent infringement. We have subsequently added Motorola, Inc. as a party and filed counterclaims against Motorola, Symbol and Wireless Valley, alleging infringements of our own patents. Trial is scheduled to commence in January 2010. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Our legal costs may increase as the case develops and we near a trial date. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. Negative developments with respect to this lawsuit could cause our stock price to decline, and could have an adverse and possibly material effect on our business and results of operations.
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
In July 2007, we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We continue to integrate the acquired technology into our secure mobility solutions, and continue to support existing Network Chemistry customers and partners. We also completed our acquisition of AirWave Wireless, Inc in March 2008. We continue to integrate the acquired AirWave products into our secure mobility solutions, as well as provide products and continuing support to existing AirWave customers and partners. The acquisition of AirWave is our first significant acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisition of AirWave Wireless Inc, resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $17.8 million as of January 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our contract manufacturer, Flextronics, is located, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
Risks Related to Ownership of our Common Stock
Our stock price may be volatile.
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:
•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting credit of our channel partners and end user customers and indications that these conditions have spread to other countries;

•	falling short of guidance on our financial results;

•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
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
As of January 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include but are not limited to the following:
•	our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chairman of the board, the chief executive officer or the president;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•	our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Certain of our executive officers may be entitled to accelerated vesting of their options pursuant to the terms of their employment arrangements upon a change of control of Aruba. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of Aruba.
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
The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the fiscal year ended July 31, 2008 filed with the SEC on October 7, 2008 that our internal control over financial reporting was effective as of July 31, 2008, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities
None
(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on January 12, 2009. The results of the voting on the matters submitted to the stockholders were as follows:

1.	To elect nine directors to hold office until the 2009 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

Name	Votes For	Withheld
Dominic P. Orr	72,008,551	235,931
Keerti Melkote	72,020,713	223,769
Bernard Guidon	72,101,845	142,637
Emmanuel Hernandez	72,101,345	143,137
Michael R. Kourey	72,101,845	142,637
Douglas Leone	70,681,582	1,562,900
Willem P. Roelandts	72,086,528	157,954
Shirish S. Sathaye	70,637,566	1,606,916
Daniel Warmenhoven	69,624,489	2,619,993

2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2009.

Votes for:	72,130,518
Votes against:	64,721
Abstentions:	49,243
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Aruba Networks, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 17, 2009, and incorporated herein by reference).

10.1	Employee Stock Purchase Plan, amended and restated February 13, 2009

10.2	2007 Equity Incentive Plan Stock Option Agreement for Participants Outside the U.S.

10.3	Master Purchase Agreement, dated January 16, 2006, between Registrant and Raza Microelectronics, Inc.

10.4	First Amendment to Master Purchase Agreement, dated February 26, 2007, between Registrant and Raza Microelectronics, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 12, 2009

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: March 12, 2009

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Aruba Networks, Inc. (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 17, 2009, and incorporated herein by reference).

10.1	Employee Stock Purchase Plan, amended and restated February 13, 2009

10.2	2007 Equity Incentive Plan Stock Option Agreement for Participants Outside the U.S.

10.3	Master Purchase Agreement, dated January 16, 2006, between Registrant and Raza Microelectronics, Inc.

10.4	First Amendment to Master Purchase Agreement, dated February 26, 2007, between Registrant and Raza Microelectronics, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.