Form 10-Q
period 2009-04-30
ARUBA NETWORKS, INC.
filed 2009-06-09
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33347
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0579097
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of June 4, 2009 was 86,369,266.

ARUBA NETWORKS INC.
INDEX

Item 1 — Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	July 31,
	2009	2008
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$34,777	$37,602
Short-term investments	77,006	64,130
Accounts receivable, net	30,733	32,679
Inventory	12,318	11,644
Deferred costs	2,754	4,317
Prepaids and other	2,128	3,196

Total current assets	159,716	153,568

Property and equipment, net	7,773	7,181
Goodwill	7,656	7,656
Intangible assets, net	15,325	19,027
Deferred costs	39	239
Other assets	1,159	1,130

Total assets	$191,668	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,364	$5,844
Accrued liabilities	20,195	16,908
Income taxes payable	394	576
Deferred revenue	24,610	27,143

Total current liabilities	49,563	50,471

Deferred revenue	7,342	7,338
Other long-term liabilities	51	117

Total liabilities	56,956	57,926

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at April 30, 2009 and July 31, 2008, no shares issued and outstanding at April 30, 2009 and July 31, 2008	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2009 and July 31, 2008; 86,212 and 82,836 shares issued and outstanding at April 30, 2009 and July 31, 2008	9	8
Additional paid-in capital	271,750	249,131
Accumulated other comprehensive income (loss)	87	(45)
Accumulated deficit	(137,134)	(118,219)

Total stockholders’ equity	134,712	130,875

Total liabilities and stockholders’ equity	$191,668	$188,801

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues
Product	$35,822	$35,478	$118,561	$108,105
Professional services and support	9,666	6,287	26,271	19,109
Ratable product and related professional services and support	318	841	1,101	2,767

Total revenues	45,806	42,606	145,933	129,981

Cost of revenues
Product	14,005	11,236	43,978	34,077
Professional services and support	1,814	1,650	5,585	5,853
Ratable product and related professional services and support	110	294	385	986

Total cost of revenues	15,929	13,180	49,948	40,916

Gross profit	29,877	29,426	95,985	89,065

Operating expenses
Research and development	9,734	9,762	30,407	27,148
Sales and marketing	20,251	21,230	66,519	61,755
General and administrative	5,854	4,730	17,154	13,325
Acquisition related expenses	—	197	—	197
Restructuring expenses	—	—	1,447	—

Total operating expenses	35,839	35,919	115,527	102,425

Operating loss	(5,962)	(6,493)	(19,542)	(13,360)

Other income (expense), net
Interest income	368	854	1,572	3,474
Other income (expense), net	46	(324)	(438)	258

Total other income (expense), net	414	530	1,134	3,732

Loss before provision for income taxes	(5,548)	(5,963)	(18,408)	(9,628)

Provision for income taxes	213	260	507	712

Net loss	$(5,761)	$(6,223)	$(18,915)	$(10,340)

Net loss per common share, basic and diluted	$(0.07)	$(0.08)	$(0.23)	$(0.13)

Shares used in computing basic and diluted net loss per common share	85,200	80,644	84,044	78,922

Stock-based compensation expense included in above:
Cost of revenues	$230	$161	$758	$464
Research and development	1,547	1,458	5,723	4,226
Sales and marketing	2,401	1,839	7,793	6,248
General and administrative	1,355	794	3,881	2,612
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(18,915)	$(10,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,168	3,436
Provision for doubtful accounts	122	149
Write downs for excess and obsolete inventory	3,324	823
Compensation related to stock options and share awards	18,155	13,550
Net realized gain on short-term investments	(7)	(21)
Accretion of purchase discounts on short-term investments	(293)	(1,283)
Change in carrying value of preferred stock warrants	—	(715)
Gain on disposal of fixed assets	(25)	—
Excess tax benefits associated with stock based compensation	(44)	—
Changes in operating assets and liabilities:
Accounts receivable	1,824	(4,101)
Inventory	(4,417)	(9,380)
Prepaids and other	1,068	(2,755)
Deferred costs	1,763	721
Other assets	179	(372)
Accounts payable	(1,611)	4,199
Deferred revenue	(2,528)	5,690
Other current and noncurrent liabilities	3,566	3,438
Income taxes payable	(195)	261

Net cash provided by operating activities	9,134	3,300

Cash flows from investing activities
Purchases of short-term investments	(77,783)	(85,665)
Proceeds from sales and maturities of short-term investments	65,128	93,104
Purchases of property and equipment	(3,514)	(4,169)
Proceeds from sale of property and equipment	34	—
Cash paid in purchase acquisition, net of cash acquired	—	(16,030)

Net cash used in investing activities	(16,135)	(12,760)

Cash flows from financing activities
Proceeds from issuance of common stock	5,124	10,013
Repurchase of common stock under stock repurchase program	(991)	(1,649)
Excess tax benefits associated with stock based compensation	44	—

Net cash provided by financing activities	4,177	8,364

Effect of exchange rate changes on cash and cash equivalents	(1)	2

Net decrease in cash and cash equivalents	(2,825)	(1,094)

Cash and cash equivalents, beginning of period	37,602	42,570

Cash and cash equivalents, end of period	$34,777	$41,476

Supplemental disclosure of cash flow information
Income taxes paid	$607	$468

Supplemental disclosure of non-cash investing and financing activities
Common stock issued in purchase acquisition	$—	$7,852
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on October 7, 2008. The July 31, 2008 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the US (“US”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2008 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2009, its results of operations for the three and nine months ended April 30, 2009 and 2008, and its cash flows for the nine months ended April 30, 2009 and 2008. The results for the three and nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2009.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
Significant Accounting Policies
Other than the adoption of the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS 157”) effective August 1, 2008, there have been no significant changes in the Company’s accounting policies during the nine months ended April 30, 2009 as compared to the accounting policies described in the Company’s Annual Report on Form 10-K filed on October 7, 2008. In September 2006, the FASB issued SFAS 157 which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to exclude accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, Accounting for Leases. In February 2008, the FASB issued FASB issued FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”) which permitted the Company to defer the effective date of SFAS 157 until its first quarter of fiscal 2010 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company believes that the adoption of FSP FAS 157-2 for non-financial assets and liabilities will not have an impact on its consolidated financial statements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements for financial assets and financial liabilities. SFAS 157 became effective for the Company beginning on August 1, 2008. On October 10, 2008, the FASB issued FASB FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3” ), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in a market that is not active for those financial assets. FSP FAS 157-3 is effective immediately and includes those periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 in the quarter ended October 31, 2008, did not have an impact on the Company’s consolidated financial statements.

2. Restructuring Charges
On November 14, 2008, the Company’s board of directors approved a plan to reduce the Company’s costs and streamline operations through a combination of a reduction in the Company’s work force and the closing of certain facilities. The majority of the reduction in the Company’s work force was completed in the second quarter of fiscal 2009 and the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in the Company’s work force resulted in the termination of 46 employees worldwide, or about 8% of its global work force, mainly in the sales and marketing and research and development functions. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments, as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, the Company closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. The restructuring expenses recorded in the second quarter of fiscal 2009 are shown in the consolidated statement of operations as restructuring expenses.
The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in the consolidated balance sheet:

	Accrual as of			Accrual as of
	January 31,	Restructuring	Cash	April 30,
	2009	Charges	Paid	2009

Three months ended April 30, 2009
Severance and professional fees	$283	$—	$(215)	$68
Facility exit costs	277	—	(80)	197

Total	$560	$—	$(295)	$265

	Accrual as of			Accrual as of
	July 31,	Restructuring	Cash	April 30,
	2008	Charges	Paid	2009

Nine months ended April 30, 2009
Severance and professional fees	$—	$1,138	$(1,070)	$68
Facility exit costs	—	309	(112)	197

Total	$—	$1,447	$(1,182)	$265

3. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net Book
As of April 30, 2009	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(3,012)	$6,271
Patents/Core Technology	4 years	3,046	(988)	2,058
Customer Contracts	6 to 7 years	5,083	(976)	4,107
Support Agreements	5 to 6 years	2,717	(606)	2,111
Tradenames/Trademarks	5 years	600	(134)	466
Non-Compete Agreements	2 years	712	(400)	312

Total		$21,441	$(6,116)	$15,325

	Estimated	Gross	Accumulated	Net Book
As of July 31, 2008	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,272)	$8,011
Patents/Core Technology	4 years	3,046	(417)	2,629
Customer Contracts	6 to 7 years	5,083	(349)	4,734
Support Agreements	5 to 6 years	2,717	(199)	2,518
Tradenames/Trademarks	5 years	600	(44)	556
Non-Compete Agreements	2 years	712	(133)	579

Total		$21,441	$(2,414)	$19,027

The Company recorded $1.2 million and $3.7 million, respectively, of amortization expense related to its purchased intangible assets during the three and nine months ended April 30, 2009, and $0.7 million and $1.2 million, respectively, during the three and nine months ended April 30, 2008.
The estimated future amortization expense of purchased intangible assets as of April 30, 2009 is as follows:

Amount
(in thousands)
Remaining three months of fiscal 2009	$1,234
Years ending July 31, 2010	4,804
2011	4,555
2012	2,917
2013	1,259
Thereafter	556

Total	$15,325

4. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options and common stock subject to repurchase. The following table sets forth the computation of net loss per share:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss	$(5,761)	$(6,223)	$(18,915)	$(10,340)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	85,200	80,644	84,044	78,922

Basic and diluted net loss per common share	$(0.07)	$(0.08)	$(0.23)	$(0.13)

The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	April 30,
	2009	2008
	(in thousands)
Options to purchase common stock	19,900	20,624
Common stock subject to repurchase	215	708
Restricted stock awards	2,954	3,287
5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at April 30, 2009
Corporate bonds and notes	$12,704	$21	$(105)	$12,620
U.S. government agency securities	62,465	175	(4)	62,636
Commercial paper	1,750	—	—	1,750

Total short-term investments	$76,919	$196	$(109)	$77,006

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balances at July 31, 2008
Corporate bonds and notes	$11,930	$5	$(23)	$11,912
U.S. government agency securities	44,724	19	(47)	44,696
Commercial paper	7,521	1	—	7,522

Total short-term investments	$64,175	$25	$(70)	$64,130

The cost basis and fair value of debt securities as of April 30, 2009, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
One year or less	$44,178	$44,188
One to two years	32,741	32,818

Total short-term investments	$76,919	$77,006

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
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(in thousands)		(in thousands)		(in thousands)
April 30, 2009
Corporate bonds and notes	$5,720	$(75)	$2,049	$(30)	$7,769	$(105)
U.S. government agency securities	3,249	(4)	—	—	3,249	(4)

Total	$8,969	$(79)	$2,049	$(30)	$11,018	$(109)

Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of April 30, 2009 and July 31, 2008 was approximately $34.8 million and $37.6 million, respectively, and approximates fair value.
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
As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active or alternative pricing sources with reasonable levels of price transparency and include the Company’s investments in corporate bonds and notes, government sponsored enterprise obligations and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.

As of April 30, 2009, the fair value measurements of our cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$12,620	$—	$12,620
U.S. government agency securities	62,636	—	62,636
Commercial paper	1,750	—	1,750
Money market funds	21,893	21,893	—

Total cash equivalents and short-term investments	98,899	$21,893	$77,006

Cash deposits with third-party financial institutions	12,884

Total cash, cash equivalents and short-term investments	$111,783

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	April 30,	July 31,
	2009	2008
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$31,226	$33,237
Less: Allowance for doubtful accounts	(493)	(558)

Total	$30,733	$32,679

	April 30,	July 31,
	2009	2008
	(in thousands)
Inventory
Raw materials	$267	$283
Finished goods	12,051	11,361

Total	$12,318	$11,644

	April 30,	July 31,
	2009	2008
	(in thousands)
Accrued Liabilities
Compensation and benefits	$8,333	$8,768
Inventory	4,792	1,033
Other	7,070	7,107

Total	$20,195	$16,908

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	April 30,	July 31,
	Useful Lives	2009	2008
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$7,098	$6,197
Computer software	2-5 years	4,026	3,582
Machinery and equipment	2 years	6,621	5,032
Furniture and fixtures	5 years	1,725	863
Leasehold improvements	2-5 years	637	551

Total property and equipment, gross		20,107	16,225
Less: Accumulated depreciation and amortization		(12,334)	(9,044)

Total property and equipment, net		$7,773	$7,181

8. Deferred Revenue
Deferred revenue consists of the following:

	April 30,	July 31,
	2009	2008
	(in thousands)
Deferred Revenue
Product	$3,518	$9,351
Professional services and support	20,180	16,399
Ratable product and related services and support	912	1,393

Total deferred revenue, current	24,610	27,143

Professional services and support, long-term	7,194	6,563
Ratable product and related services and support, long-term	147	775

Total deferred revenue, long-term	7,341	7,338

Total deferred revenue	$31,951	$34,481

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
9. Income Taxes
For the three and nine months ended April 30, 2009 and 2008, the Company generated operating losses. However, while the Company generated book and tax losses, it generated operating income for foreign and state purposes.
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

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carryforward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50% of a taxpayer’s taxable income. The Company incorporated the impact of this new law to the income tax provision during the first quarter of fiscal 2009. As a result, only 50% of California tax liability was off-set by the available state research & development tax credit carryover, yielding a $64,000 tax liability as of April 30, 2009.
In addition, under the U.S. federal government’s Housing and Economic Recovery Act of 2008 (“Act”), taxpayers may claim bonus depreciation on certain qualified fixed assets placed in service from the period between April and December 2008 if they forego refundable AMT or research and development credit carryovers. The Company estimated and recognized the bonus depreciation, subject to certain limitations, based on fixed assets placed into service through the nine months ended April 30, 2009. During the nine months ended April 30, 2009, the Company recorded a net income tax benefit of $37,000 for the bonus depreciation as provided by the Act, which was netted against deferred tax assets subject to a full valuation allowance.
The Company’s only material uncertain tax position is its research and development credits. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, Energy Improvement and Extension Act of 2008 and Tax Extenders and Alternative Minimum Tax Relief Act of 2008 (HR1424) was signed into law, which, as enacted, includes a provision that extends the research tax credit for two years retroactively applied for tax years beginning January 1, 2008. Due to this retroactive extension, the Company estimates an increase of approximately $0.8 million of additional uncertain tax positions relating to research credits in the next 12 months, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, the Company has incurred no such charges.
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
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock options activity for the nine months ended April 30, 2009:

			Weighted	Weighted
			Average	Average
	Shares		Exercise	Remaining	Aggregate
	Available for	Number of	Price	Contractual	Intrinsic
	Grant	Options	per Share	Term (Years)	Value
Outstanding at July 31, 2008	3,169,466	19,518,002	$4.41	7.43	$44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(1,400,367)	—
Restricted stock awards cancelled	516,031	—
Options granted	(8,455,675)	8,455,675	2.90
Options exercised	—	(1,174,859)	1.11		3,683,391
Options repurchased	18,333	—	0.49
Options cancelled	6,898,400	(6,898,400)	7.52

Outstanding at April 30, 2009	4,887,995	19,900,418	$2.88	6.91	$39,732,008

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options for the three and nine months ended April 30, 2009 was $2.8 million and $8.7 million, respectively, and $2.4 million and $8.1 million for the three and nine months ended April 30, 2008, respectively.
The following table summarizes the non-vested restricted stock awards activity for the nine months ended April 30, 2009:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
Balance at July 31, 2008	3,364,950	$6.81
Awards granted	1,400,367	4.21
Awards vested	(1,295,536)	5.55
Awards cancelled	(516,031)	6.20

Balance at April 30, 2009	2,953,750	$6.24

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three and nine months ended April 30, 2009 was $2.0 million and $7.5 million, respectively, and $1.2 million and $3.2 million for the three and nine months ended April 30, 2008, respectively.
Stock Option Exchange Program
On February 17, 2009, the Company commenced an exchange offer to allow certain of its employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The new options had an exercise price of $2.91, equal to the closing price per share of the Company’s common stock on March 17, 2009. Stock options held by eligible employees with exercise prices above this closing price were eligible for the exchange offer. Generally, all employees who hold options, other than the Company’s board members, Section 16 officers and employees located in China, France, India or the Netherlands, were eligible to participate in the program.
The number of shares of common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a new vesting schedule in which one-third of the shares subject to each new option grant will vest on the one-year anniversary of the new grant date with the remaining shares vesting in equal monthly installments over the following two years. The new options will have a maximum term of seven years following the new grant date. The Company will recognize $3.4 million in incremental stock-based compensation expense over the vesting period of the new grants. The Company recognized $0.6 million in incremental stock-based compensation expense arising from the new grants for the three and nine months ended April 30, 2009.
Employee Stock Purchase Plan Activity
During the three months ended April 30, 2009, 624,458 shares were purchased at an average per share price of $2.33. At April 30, 2009, there were 3,838,452 shares available to be issued under the ESPP. Compensation expense recognized in connection with the ESPP for the three and nine months ended April 30, 2009 was $0.7 million and $1.9 million, respectively, and $0.7 million and $2.1 million for the three and nine months ended April 30, 2008.
During the three months ended April 30, 2009, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company will recognize $0.3 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.1 million in incremental stock-based compensation expense arising from the award modification for the three and nine months ended April 30, 2009.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Assumptions
Risk-free interest rate	1.8%	2.4%	2.0%	3.3%
Expected term (in years)	4.2	4.3	4.2	4.3
Dividend yield	—	—	—	—
Volatility	69%	51%	64%	51%
Weighted average fair value of options granted	$0.67	$2.44	$0.91	$3.87
Employee Stock Purchase Plan

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
Assumptions
Risk-free interest rate	0.5% to 0.9%	1.5% to 1.6%	0.5% to 0.9%	1.5% to 4.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	—	—	—	—
Volatility	75% to 101%	47% to 65%	75% to 101%	43% to 65%
Weighted average fair value of stock purchase rights granted	$1.37	$2.13	$1.37	$2.43
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
Stock-based Expenses
The Company did not record an income tax provision benefit related to stock-based compensation during the three and nine months ended April 30, 2009 and 2008, since the Company currently maintains a full valuation allowance on its deferred tax assets.
Shares Subject to Repurchase
Certain common stock option holders have the right to exercise unvested options, subject to the right of the Company to repurchase unvested shares of common stock received upon exercise, in the event of a voluntary or involuntary termination of the stockholder’s employment. The cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of April 30, 2009 and July 31, 2008, respectively, a total of 215,073 and 429,570, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock option. The corresponding exercise value of $0.5 million and $0.8 million as of April 30, 2009 and July 31, 2008, respectively, is recorded in accrued liabilities. For the nine months ended April 30, 2009, the non-vested shares activity was as follows:

Non-Vested Shares	Shares
Non-vested as of July 31, 2008	429,570
Early exercise of options	12,500
Vested	(208,664)
Forfeited	(18,333)

Non-vested as of April 30, 2009	215,073

Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and shall not exceed $2.5 million per quarter. Shares are retired upon repurchase. During the nine months ended April 30, 2009, the Company purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made under this program during the three months ended April 30, 2009. The Company is authorized to purchase up to an additional $6.9 million worth of shares under this program as of April 30, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
11. Comprehensive Loss
Comprehensive loss includes the following:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net loss	$(5,761)	$(6,223)	$(18,915)	$(10,340)
Change in unrealized gain/ (loss) on short-term investments	(9)	(192)	132	21

Comprehensive loss	$(5,770)	$(6,415)	$(18,783)	$(10,319)

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
The following presents total revenue by geographic region:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
United States	$27,565	$28,081	$92,705	$87,234
Europe, Middle East and Africa	9,543	8,565	27,693	23,736
Asia Pacific	6,756	4,390	20,038	13,503
Rest of World	1,942	1,570	5,497	5,508

Total	$45,806	$42,606	$145,933	$129,981

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
The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of April 30, 2009 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Three months remaining in fiscal 2009	$859
Year ending July 31,
2010	3,428
2011	891
2012	150
Thereafter	—

Total minimum payments	$5,328

Non-cancelable purchase commitments
The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and other suppliers. The Company had $9.0 million and $12.4 million in non-cancelable purchase commitments with these providers as of April 30, 2009 and July 31, 2008, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end-user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2009 and July 31, 2008.
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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement (“SFAS 160”). This statement establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. Early adoption is prohibited. The Company is required to adopt SFAS 160 effective August 1, 2009. Based on the Company’s current operations, it does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.
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
In April 2009, the FASB issued three FSPs related to fair value measurements, disclosures and other-than-temporary impairments. FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 115-2 and FSP FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Finally, FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures About Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The three FSPs are effective for periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, however, the Company elected to adopt the FSPs during the fourth quarter of 2009. The Company is evaluating the impact, if any, the FSPs will have on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	regarding the timing and amount of expenses we expect to incur as a result of our cost reduction efforts, as well as the annualized savings we expect to realize;

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that international revenues will increase in absolute dollars compared to fiscal 2008 and increase as a percentage of total revenues in future periods;

•	that, as our customer base grows, the proportion of our revenues represented by support revenues will increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2009 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2008;

•	that our operating expenses will increase at a slower rate as a result of our cost reduction measures;

•	that we will continue to invest strategically in our sales and marketing efforts, and in particular, that we will increase the number of sales personnel worldwide;

•	that sales and marketing expenses for fiscal 2009 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2008;

•	that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties;

•	that general and administrative expenses for fiscal 2009 will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2008;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base; and

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations,
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
Our products have been sold to over 7,200 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have now implemented a two-tier distribution model in most areas of the world, including the US, with value-added distributors (“VADs”) providing our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete against both publicly traded companies as well as privately-held competitors, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our ability to attain profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and current economic conditions.
Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions, and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. For example, we have recently experienced softness in the retail vertical market, as our customers in the retail industry continue to struggle with these economic challenges.
While we have seen signs of some stabilization and improved visibility in the third quarter of fiscal 2009 relative to the first six months of fiscal 2009, the economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have created significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have experienced both longer sales cycles and seasonality, both of which have slowed our revenue growth, we believe that, without the effect of the current economic conditions, our revenues may have increased at a higher rate during fiscal 2009.
Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance language or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. We typically ship products within a reasonable time period after the receipt of an order and our ability to meet our forecasted product revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter.

On November 14, 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009 and the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These expenses were recorded in the second quarter of fiscal 2009. These cost reduction efforts, when added to our other cost control measures, resulted in a savings of approximately $2.0 million during the second quarter of fiscal 2009. We expect to realize an additional $5.0 million to $6.0 million in additional savings through the end of fiscal 2009 based on all of our cost reduction efforts.
On February 17, 2009, we commenced an exchange offer to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The new options had an exercise price of $2.91, equal to the closing price per share of our common stock on March 17, 2009. Stock options held by eligible employees with exercise prices above this closing price were eligible for the exchange offer. Generally, all employees who hold options, other than our board members, Section 16 officers and employees located in China, France, India or the Netherlands, were eligible to participate in the program.
The number of shares of common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a new vesting schedule in which one-third of the shares subject to each new option grant will vest on the one-year anniversary of the new grant date with the remaining shares vesting in equal monthly installments over the following two years. The new options will have a maximum term of seven years following the new grant date. We will recognize $3.4 million in incremental stock-based compensation expense over the vesting period of the new grants. We recognized $0.6 million in incremental stock-based compensation expense arising from the new grants for the third quarter and first nine months of fiscal 2009.
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
In 2005, we began to sell our products to Alcatel-Lucent, one of our OEMs, which, in turn, sells our products under its own brand name. Alcatel-Lucent accounted for 16.5% and 13.2% of our revenues for the three and nine months ended April 30, 2009, respectively, and 11.8% and 10.8% for the three and nine months ended April 30, 2008, respectively.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	new product introductions and enhancements both by us and by our competitors;

•	product mix and average selling prices;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization; and

•	amortization expense from our purchased intangible assets.
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
Our headcount increased from 541 employees at July 31, 2008 to 570 employees at October 31, 2008, and then declined to 531 employees at January 31, 2009 and April 30, 2009. On November 14, 2008, our board of directors approved a plan to reduce our costs and streamline operations, through a combination of a reduction in work force and closing certain facilities. As of April 30, 2009, we terminated 46 employees worldwide, or about 8% of our global work force. We completed our reduction in work force in the third quarter of fiscal 2009. Going forward, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2009, we expect research and development expenses to increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2008. However, we expect research and development expenses will increase at a slower rate as a result of our cost reduction measures.
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
Stock-Based Compensation
We recognized $5.5 million and $18.2 million of stock-based compensation for the three and nine months ended April 30, 2009, respectively, and $4.3 million and $13.6 million for the three and nine months ended April 30, 2008.
Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, interest expense, and losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities.
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
Beginning in the second quarter of fiscal 2006, we were able to establish VSOE of fair value at the outset of our arrangements as we established a new support and services pricing policy, with different services and support offerings than were previously sold. We also began selling support services separately from our arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, we began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As we had not been able to establish VSOE on our prior services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period.
We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, we recognize revenue from indirect sales channel partners upon persuasive evidence provided by our indirect channel customers of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month, the goods remain in the partner’s inventory pending a sale to an end customer. This inventory is classified on the consolidated balance sheet as deferred costs until the sale to an end customer occurs and the persuasive evidence of the sale is provided. The amount of inventory held by resellers pending a sale to an end customer was $0.9 million and $1.7 million as of April 30, 2009 and July 31, 2008, respectively.
The related sale of support services to a reseller occurs when a specific sale to an end customer occurs. If the sale of support services occurs at the same time as we receive the initial purchase order from the reseller, the support services are included on that purchase order and recognized ratably over the related support period, commencing on delivery to the end customer. If the sale of support services occurs after we receive the initial purchase order, the support services for the specific product sales are purchased on a subsequent purchase order at the time the point-of-sale (“POS”) report is provided for all product sales that occurred during the month. The support services are recognized ratably over the related support period, commencing from the delivery date to each respective end customer.
PCS services that we provide to our channel partners differ from PCS that we provide to our end customers in that we are only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide Level 1 and Level 2 support services to the end customer, including technical support and RMA fulfillment, while our obligations are only to provide software upgrades and Level 3 technical support in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires.
Stock-Based Compensation
We apply the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, and employee stock purchase plan awards. This methodology requires the use of subjective assumptions in implementing SFAS 123R, including expected stock price volatility and the estimated term of each award. We calculate the fair value of restricted stock-based on the fair market value of our stock on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. The determination of the fair value of stock-based payment awards using an option-pricing model is affected by our stock price, as well as assumptions regarding a number of variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. This model also utilizes the fair value of our common stock and requires that, at the date of grant, we use the expected term of the stock-based award, the expected volatility of the price of our common stock over the expected term, the risk free interest rate and the expected dividend yield of our common stock to determine the estimated fair value. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled. Employee stock-based compensation related to unvested awards is being amortized on a straight-line basis.

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
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $1.9 million and $3.3 million in the three and nine months ended April 30, 2009, respectively, and $0.3 million and $0.8 million in the three and nine months ended April 30, 2008, respectively.
Allowances for Doubtful Accounts
We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.5 million and $0.6 million at April 30, 2009 and July 31, 2008, respectively.
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
Recent Accounting Pronouncements
See Note 14 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008

Revenues:
Product	78.2%	83.3%	81.2%	83.2%
Professional services and support	21.1%	14.7%	18.0%	14.7%
Ratable product and related professional services and support	0.7%	2.0%	0.8%	2.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	30.6%	26.3%	30.1%	26.2%
Professional services and support	4.0%	3.9%	3.8%	4.5%
Ratable product and related professional services and support	0.2%	0.7%	0.3%	0.8%

Gross margin	65.2%	69.1%	65.8%	68.5%

Operating expenses:
Research and development	21.2%	22.9%	20.8%	20.9%
Sales and marketing	44.2%	49.8%	45.6%	47.5%
General and administrative	12.8%	11.1%	11.8%	10.2%
Acquisition related expenses	0.0%	0.5%	0.0%	0.2%
Restructuring expenses	0.0%	0.0%	1.0%	0.0%

Operating margin	(13.0%)	(15.2%)	(13.4%)	(10.3%)

Other income (expense), net	0.9%	1.2%	0.8%	2.9%

Loss before income taxes	(12.1%)	(14.0%)	(12.6%)	(7.4%)

Provision for income taxes	0.5%	0.6%	0.4%	0.5%

Net loss	(12.6%)	(14.6%)	(13.0%)	(7.9%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Total revenues	$45,806	$42,606	$145,933	$129,981

Type of revenues:
Product	35,822	35,478	118,561	108,105
Professional services and support	9,666	6,287	26,271	19,109
Ratable product and related professional services and support	318	841	1,101	2,767

Total revenues	$45,806	$42,606	$145,933	$129,981

Revenues by geography:
United States	27,565	28,081	92,705	87,234
Europe, the Middle East and Africa	9,543	8,565	27,693	23,736
Asia Pacific	6,756	4,390	20,038	13,503
Rest of World	1,942	1,570	5,497	5,508

Total revenues	$45,806	$42,606	$145,933	$129,981

For the third quarter of fiscal 2009, total revenues increased 7.5% over the third quarter of fiscal 2008 due to a $3.7 million increase in product and professional services and support. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the significant growth in our customer base. In particular, sales in the healthcare and education verticals continued to grow in the third quarter of fiscal 2009. Further, product revenues have grown as companies continue to move toward a low-cost IT infrastructure solution, which we believe is due in part to the recent economic downturn. For the first nine months of fiscal 2009, total revenues increased 12.3% compared to the first nine months of fiscal 2008, due to a $17.6 million increase in product and related professional services and support revenues.
Ratable product and related professional services and support revenues decreased in the third quarter and first nine months of fiscal 2009 compared to the third quarter and first nine months of fiscal 2008 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the third quarter of fiscal 2009, we derived 83.2% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, compared to 84.0% in the third quarter of fiscal 2008. For the first nine months of fiscal 2009, we derived 82.0% of our total revenues from indirect channels compared to 81.5% for the first nine months of fiscal 2008. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the ability of our indirect channel partners to more effectively market and sell our products.
Revenues from shipments to locations outside the United States increased $3.7 million during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to an increase in demand for our products as the WLAN market expanded internationally. During the first nine months of fiscal 2009, revenues from shipments outside of the United States were 36.5% of total revenues compared to 32.9% of total revenues in the first nine months of fiscal 2008. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2008, and increase as a percentage of total revenues in future periods.
The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows, we expect the proportion of our revenues represented by support revenues to increase because substantially all of our customers purchase support when they purchase our products.

Cost of Revenues and Gross Margin

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Total revenues	$45,806	$42,606	$145,933	$129,981

Cost of product	14,005	11,236	43,978	34,077
Cost of professional services and support	1,814	1,650	5,585	5,853
Cost of ratable product and related professional services and support	110	294	385	986

Total cost of revenues	15,929	13,180	49,948	40,916

Gross profit	$29,877	$29,426	$95,985	$89,065
Gross margin	65.2%	69.1%	65.8%	68.5%
In the third quarter of fiscal 2009 cost of revenues increased 20.9% compared to the third quarter of fiscal 2008 due to a change in our product mix, an increase in inventory reserves due to the transition of inventory related to new product releases, and an increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For the third quarter of fiscal 2009, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first nine months of fiscal 2009, cost of revenues increased 22.1% compared to the first nine months of fiscal 2008, also due to the corresponding increase in our product revenues.
Cost of professional services and support revenues increased 9.9% in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. However, the costs did not increase at the same rate as the professional services and support revenues due to cost efficiencies in our support organization. During the first nine months of fiscal 2009, costs of professional services and support revenues decreased 4.6% compared to the first nine months of fiscal 2008. Most of the decrease was attributable to the fact that, during the first quarter of fiscal 2008, we recognized the costs associated with several significant professional services transactions for large product installations. As a result, cost of professional services and support was $0.3 million higher in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2009.
Cost of ratable product and related professional services and support revenues decreased during these periods consistent with the decrease in ratable product and related professional services and support revenues.
As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base.
Gross margins decreased during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of product mix and an increase in inventory reserves due to the transition of inventory related to new product releases. For the first nine months of fiscal 2009, gross margins decreased primarily due to a large retail deal recognized in the first quarter of fiscal 2009 that had a lower gross margin, an increase in amortization expense related to the acquisition of AirWave and increases in the inventory reserves.
Research and Development Expenses

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Research and development expenses	$9,734	$9,762	$30,407	$27,148
Percent of total revenues	21.2%	22.9%	20.8%	20.9%
In the third quarter of fiscal 2009, research and development expenses decreased slightly by 0.3%, compared to the third quarter of fiscal 2008. Fees for outside engineering services decreased $0.3 million and consulting services decreased $0.1 million as we continue to streamline expenses as a result of the overall economic downturn. These decreases were partially offset by an increase in personnel and related costs of $0.2 million and an increase in depreciation expense of $0.2 million.
During the first nine months of fiscal 2009, research and development expenses increased 12.0% compared to the first nine months of fiscal 2008 primarily due to an increase of $2.2 million in personnel and related costs. Facilities expenses increased $0.4 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.6 million due to an increase in depreciable assets.

Sales and Marketing Expenses

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Sales and marketing expenses	$20,251	$21,230	$66,519	$61,755
Percent of total revenues	44.2%	49.8%	45.6%	47.5%
In the third quarter of fiscal 2009, sales and marketing expenses decreased 4.6% over the third quarter of fiscal 2008 primarily due to a decrease of $0.7 million in marketing program expenses as we made a concerted effort to cut costs in this area. Personnel related expenses decreased $0.3 million as we reduced headcount in our sales and marketing departments by 21 people compared to the third quarter of fiscal 2008. As headcount decreased, recruiting fees decreased $0.2 million and costs for internal equipment demonstration kits decreased $0.3 million. These decreases in spending were partially offset by an increase in commissions of $0.4 million in line with the increase in our revenue, and an increase in amortization expense of $0.2 million due to the timing of the acquisition of AirWave towards the last half of the third quarter of fiscal 2008.
During the first nine months of fiscal 2009, sales and marketing expenses increased 7.7% over the first nine months of fiscal 2008 primarily due to an increase of $3.6 million in sales commissions as a result of the increase in revenues. Personnel and related costs increased $2.4 million. Amortization expense increased $0.9 million compared to the first nine months of fiscal 2008 and depreciation expense increased $0.3 million. These increases were partially offset by a decrease in marketing program expenses of $1.7 million. Recruiting expenses decreased $0.4 million and costs for internal equipment demonstration kits decreased $0.5 million.
General and Administrative Expenses

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
General and administrative expenses	$5,854	$4,730	$17,154	$13,325
Percent of total revenues	12.8%	11.1%	11.8%	10.2%
In the third quarter of fiscal 2009, general and administrative expenses increased 23.8% over the third quarter of fiscal 2008, primarily due to an increase of $0.6 million in legal fees related to litigation. Further, personnel and related costs increased $0.6 million as a result of an increase in stock-based compensation. Outside services decreased $0.1 million as we continue to streamline expenses as a result of the overall economic downturn.
During the first nine months of fiscal 2009, general and administrative expenses increased 28.7% compared to the first nine months of fiscal 2008 primarily due to an increase of $2.0 million in legal fees related to litigation. Further, personnel and related costs increased $1.5 million as a result of an increase in stock based compensation. Professional accounting fees also increased $0.3 million related to Sarbanes-Oxley compliance costs and external audit services.
Restructuring Expenses
On November 14, 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009 while the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force, mainly in the sales and marketing and research and development functions. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These cost reduction efforts, when added to our other cost control measures, resulted in a savings of approximately $2.0 million during the second quarter of fiscal 2009. We expect to realize an additional $5.0 million to $6.0 million in additional savings through the end of fiscal 2009 based on all of our cost reduction efforts.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, income for warrants issued in connection with equipment loans, and foreign currency exchange gains and losses.

	Three months ended April 30,		Nine months ended April 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Interest income	$368	$854	$1,572	$3,474
Other income (expense), net	46	(324)	(438)	258

Total other income (expense), net	$414	$530	$1,134	$3,732

Interest income during the third quarter of fiscal 2009 decreased 56.9% from the third quarter of fiscal 2008 primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 3.4% in the third quarter of fiscal 2008 to 1.5% in the third quarter of fiscal 2009. The rate decreased from 4.5% in the first nine months of fiscal 2008 to 2.3% in the first nine months of fiscal 2009.
Other income (expense), net increased during the during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of an increase in foreign currency gains which was primarily driven by the remeasurement of foreign currency transactions into US dollars. During the first nine months of fiscal 2009 other income (expense), net decreased primarily due to the one-time inclusion of other income of $715,000 in the first quarter of fiscal 2008 as a result of revaluing our warrants to purchase preferred stock.
Provision for Income Taxes
For the third quarter of fiscal 2009 and 2008, we generated operating losses. However, while we generated book and tax losses, we generated operating income for foreign and state purposes resulting in additional tax provisions during the third quarter of fiscal 2009.
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
Liquidity and Capital Resources

	As of April 30,	As of July 31,
	2009	2008
	(in thousands)
Working capital	$110,153	$103,097
Cash and cash equivalents	$34,777	$37,602
Short-term investments	$77,006	$64,130

	Nine months ended April 30,
	2009	2008
	(in thousands)
Cash provided by operating activities	$9,134	$3,300
Cash used in investing activities	$(16,135)	$(12,760)
Cash provided by financing activities	$4,177	$8,364
Cash and cash equivalents consist primarily of highly liquid investments in corporate bonds and notes, government sponsored enterprise obligations, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. Short-term investments consist of corporate bonds and notes, government sponsored enterprise obligations, and commercial paper. Effective August 1, 2008, fair value of short-term investments is determined in accordance with SFAS 157. Cash, cash equivalents and short-term investments increased $10.0 million in the first nine months of fiscal 2009 from $101.7 million in cash, cash equivalents and short-term investments as of July 31, 2008.
Most of our sales contracts are denominated in United States dollars including sales contracts with international customers. As such, the increase in our revenues derived from international customers has not affected our cash flows from operations as these are not affected by movement in exchange rates. As we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates.

Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our working capital requirements and the extent to which we increase spending on personnel. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.
Cash provided by operating activities increased during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 due to decreases in accounts receivable, prepaid assets, and deferred costs of goods sold as well as increases in other accrued liabilities, stock-based compensation, depreciation and amortization, and write downs in our inventory. Cash provided by operating activities was offset by an increase in inventory and a decrease in accounts payable and deferred revenues.
Cash Flows from Investing Activities
Cash used in investing activities increased during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 largely due to the decrease in proceeds from the sale of our short-term investments. Purchases of property and equipment in the first nine months of fiscal 2009 were slightly down compared to the first nine months of fiscal 2008 due to an effort to control costs. During the first nine months of fiscal 2008, we acquired AirWave Wireless Inc. for $16.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities decreased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan decreased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the decline in the stock price. Cash outflows for the repurchase of our common stock under our stock repurchase program decreased during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.
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
Other Uses of Cash
On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first quarter of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made during the second and third quarters of fiscal 2009. As of April 30, 2009, we are authorized to purchase up to an additional $6.9 million worth of shares under this program until February 26, 2010. Such purchases, if any, will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.

Contractual Obligations
The following is a summary of our contractual obligations as of April 30, 2009:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$5,328	$3,449	$1,879	$—	$—
Non-cancellable inventory purchase commitments (1)	8,972	8,972	—	—	—

Total contractual obligations	$14,300	$12,421	$1,879	$—	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $111.8 million and $101.7 million as of April 30, 2009 and July 31, 2008, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the first nine months of fiscal 2009, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.1 million and $0.2 million during the three and nine months ended April 30, 2009, respectively, assuming consistent investment levels.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above, there were no claims as of April 30, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions, as well as the volatile geopolitical environment.
Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, our total revenues in the second quarter of fiscal 2009 decreased from our total revenues in the first quarter of fiscal 2009 and we have recently experienced softness in the retail vertical market as our customers in the retail industry continue to struggle with these economic challenges. In addition, our business depends on the overall demand for information technology (“IT”) and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending, even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. For example, the recent worldwide economic and geopolitical turmoil, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession or uncertainty or further weakening in key vertical or geographic markets, could negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition. In addition, if interest rates rise, overall demand for our products and services could be further dampened and related IT spending may be reduced.

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
Furthermore, our product revenues generally reflect orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that we expect will continue. In fact, we experienced an increase in the percentage of our orders received during the last month of our third fiscal quarter compared to prior quarters. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may materially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels.
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our two-tier distribution model;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from Flextronics and our component suppliers;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth for the nine months ended April 30, 2009.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $5.8 million and $18.9 million for the three and nine months ended April 30, 2009, respectively, and $6.2 million and $10.3 million for the three and nine months ended April 30, 2008, respectively. As of April 30, 2009 and July 31, 2008, our accumulated deficit was $137.1 million and $118.2 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages four to nine months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Recently, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenues in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience significant fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. Recently we’ve dedicated a significant amount of effort to establish and maintain a two-tier distribution model in the Americas. The percentage of our total revenues derived from sales through our indirect channel was 83.2% and 82.0%, for the three and nine months ended April 30, 2009, respectively, and 84.0% and 81.5% for the three and nine months ended April 30, 2008, respectively. We expect that over time, indirect channel sales will continue to constitute a substantial majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners, including our largest channel partner, Alcatel-Lucent. Alcatel-Lucent accounted for 16.5% and 13.2% of our total revenues for the three and nine months ended April 30, 2009, respectively and 11.8% and 10.8% for the three and nine months ended April 30, 2008, respectively. Our OEM supply agreement with Alcatel-Lucent provides that Alcatel-Lucent shall use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. In addition, this OEM supply agreement restricts our ability to enter into channel partner relationships with other specified VADs, VARs, and OEMs without obtaining Alcatel-Lucent’s consent. Finally, the OEM supply agreement contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the OEM supply agreement.

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
Once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margins. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently sitting in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. This may have a material adverse effect on our operating results and market share.
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
Our acquisition of AirWave Wireless Inc, resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $15.3 million as of April 30, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
As of April 30, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 35.9% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Dated: June 9, 2009

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr Dominic P. Orr
President, Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)
Dated: June 9, 2009

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