Form 10-K
period 2009-07-31
ARUBA NETWORKS, INC.
filed 2009-10-06
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33347
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0579097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑

As of January 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $154,798,085, based on the closing price reported for such date on the NASDAQ Global Market.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 88,131,450 shares as of October 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•	that we will continue to realize increased operating efficiencies by growing our offshore operations and establishing additional offshore capabilities for certain general and administrative functions;

•	that international revenues will increase in absolute dollars compared to fiscal 2009 and remain consistent as a percentage of total revenues in future periods;

•	that, as our customer base grows over time, the proportion of our revenues represented by support revenues will increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2010 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2009;

•	that we will continue to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2010 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2009;

•	that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties;

•	that general and administrative expenses for fiscal 2010 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2009;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we plan to continue to hire additional technical support personnel to support our growing international customer base; and

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations,

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

Overview

We securely deliver the enterprise network to users, wherever they work or roam using a combination of solutions. Our adaptive 802.11n Wi-Fi networks optimize themselves to ensure that users are always within reach of mission-critical information. By rightsizing expensive wired local area networks (“LANs”) with our high-speed 802.11n Wi-Fi, users can potentially reduce both capital and operating expenses. Identity-based security assigns access policies to users, enforcing those policies whenever and wherever a network is accessed. Our Virtual Branch Networking solutions for branch offices, fixed telecommuters, and satellite facilities ensure uninterrupted remote access to applications. Finally, our multi-vendor network management solutions provide a single point of control while managing both legacy and new wireless networks from us and our competitors.. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized and vendor neutral mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.

Our products have been sold to over 7,600 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most distributed global organizations. In fiscal 2009, we added 2,200 new customers which contributed to year-over-year revenue growth of 11.8% despite the economic downturn. We have now implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our future profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and current economic conditions.

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

While we saw signs of some stabilization and improved visibility in the second half of fiscal 2009 relative to the first half of fiscal 2009, the economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have created significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

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

Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our ability to meet our forecasted revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of vendor-specific objective evidence (“VSOE”) of fair value. We typically ship products within a reasonable time period after the receipt of an order.

In November 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009 and the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These expenses were recorded in the second quarter of fiscal 2009. These cost reduction efforts, when added to our other cost control measures, resulted in a savings of approximately $2.0 million during the second quarter of fiscal 2009. We realized approximately $5.0 million in additional savings during the second half of fiscal 2009 based on all of our cost reduction efforts. These efforts included a decrease in marketing, travel and entertainment, outside contractor and other discretionary expenses as well as hiring controls.

In February 2009, we commenced an exchange offer to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The new options had an exercise price of $2.91, equal to the closing price per share of our common stock on March 17, 2009. Stock options held by eligible employees with exercise prices above this closing price were eligible for the exchange offer. Generally, all employees who hold options, other than our board members, Section 16 officers and employees located in China, France, India or the Netherlands, were eligible to participate in the program.

The number of shares of common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a new vesting schedule in which one third of the shares subject to each new option grant will vest on the one year anniversary of the new grant date with the remaining shares vesting in equal monthly installments over the following two years. The new options will have a maximum term of seven years following the new grant date. We will recognize $3.4 million in incremental stock-based compensation expense over the vesting period of the new grants. We recognized $0.4 million in incremental stock-based compensation expense arising from the new options that were issued as part of the exchange offer.

Industry Background

Network users are growing increasingly mobile and depend on continuous access to enterprise networks in order to work productively in the office, at home, or on the road. No longer just a convenience, mobile computing and connectivity are business critical infrastructure that must deliver to mobile users the same experience, access to data, and security as they would enjoy at the office. Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at lowest cost. The ultimate goal is to untether completely from restrictive wired networks and create an all-wireless workplace — a place in which users have the freedom to work, or telework, from anywhere.

Delivering secure mobility solutions requires that certain challenges be overcome:

•	Enabling both security and mobility — Radio waves cannot be confined within a building’s walls, challenging traditional wired network physical security models that depend on an impenetrable perimeter. To enable mobility, network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Unauthorized wireless devices that could potentially circumvent network security must be detected and prevented.

•	Delivering applications in a mobile environment — Many applications that are intended to be delivered over a fixed network may perform sub-optimally in a mobile environment without additional processing. This is especially true for mission-critical data and latency-sensitive voice and video applications. Enabling a network to recognize and adapt to an application — so-called “application awareness” — allows data, voice and video to be delivered more reliably, enhancing the performance and utility of the application.

•	System integration — Enterprise-class mobility solutions require more than just wireless access. Security, application, network, and radio frequency (“RF”) management services are also necessary, potentially increasing the complexity of a system as it grows in size and scope. To be effective, a mobility solution must minimize deployment and integration complexity, and support massive scalability, without requiring expensive upgrades to existing networking infrastructure.

•	Management — Network management is the heart of any secure mobility solution because it so profoundly affects ease-of-use and on-going operating costs associated with set-up, diagnostics, maintenance, and upgrades. Centralized management allows even the largest enterprise to be supported with minimal IT overhead, while support for multiple vendors allows legacy infrastructure to coexist with the newest technologies like high-speed 802.11n Wi-Fi.

•	Support for emerging mobile applications — Secure mobility solutions need to be future-proof, ready to support emerging applications such as enterprise fixed mobile convergence (“eFMC”) cellular-to-Wi-Fi applications and location-based services such as asset tracking and inventory management.

We believe that our user-centric networks are fundamentally different from alternative mobility solutions. In traditional enterprise networks, users are connected to physical ports using wire cables. These port-centric architectures assume a static relationship between a user and a port, and the network access policies and application delivery priorities are not designed to accommodate — and therefore limit — user mobility. To enable user mobility, the fixed ports must either be opened so any user can connect from any port, or they must be connected to wireless LANs. Both of these options reduce network security and application performance in a port-centric architecture. To allow remote users to securely access a port-centric network, enterprises commonly deploy virtual private networks (“VPNs”), which increase cost and complexity while often degrading the user experience and application performance. None of these alternatives address the fundamental challenge of convenient and secure user access, reliable application delivery, or delivering a consistent user experience across both wireless and wired networks at local and remote locations.

We address the secure mobility problem using a user-centric architecture that assigns network access policies to users instead of to data ports or other infrastructure. As soon as a user is authenticated by our policy enforcement firewall, access policies are immediately enforced for that individual, regardless of whether they’re working in the office, from home, or on the road. Our security mechanisms allows unrestricted mobility and a common user experience whenever, and wherever, the network is accessed.

While this design puts wireless networking on an equal footing with wired networks with respect to security, it also provides enhanced mobility and potentially increases user productivity and operational efficiencies. Within a campus environment these benefits are typically realized by customers who “rightsize” their networking infrastructure by deploying Wi-Fi wherever it is possible to do so, and wired Ethernet only where there is no wireless alternative. For users at branch offices or on the road, user-centric technology extends the enterprise network wherever it is needed. Leveraging this capability, our Virtual Branch Networking solution delivers an “in-the-office” experience to fixed teleworker and branch office users across town or around the world.

Other key elements of the user-centric architecture include:

•	Adaptive Wireless — Our adaptive 802.11a/b/g/n wireless LANs enhance productivity and collaboration by delivering high performance wireless data, voice, and video connections even in dense deployments and noisy RF environments. Our solutions scale for campus applications yet remain cost-effective for branch deployments. They can be used both indoors and outdoors, and support secure enterprise mesh for completely wireless networking.

•	Identity-Based Security — Our solutions enable IT departments to deliver authentication, encryption, and access control services to all users using a single integrated, low-power appliance. Additional services, such as VPNs or access control firewalls, are not required, reducing IT overhead and expenses.

•	Application Awareness — Our user-centric network is application-aware, and the network dynamically adjusts to improve the performance of data, voice, and video applications delivered in a mobile enterprise environment. IT managers can use our architecture to implement policies that prioritize and optimize services based on the specific user and/or the application being delivered.

•	Vendor-Agnostic Network Management — Our AirWave Wireless Management Suite is a multi-vendor network management platform that provides business-critical insights into the operation of wireless networks made by some 25 vendors. Whether managing a single vendor network, or a multi-vendor legacy system in transition to 802.11n, the AirWave platform extends the life of existing infrastructure investments and lowers IT overhead associated with managing a dynamic network.

•	Easy To Deploy, Easy To Use — We have designed our architecture as a non-disruptive overlay to existing enterprise networks, allowing quick deployment by leveraging existing infrastructure. Additionally, we have integrated all of the disparate elements of enterprise mobility — security, application, network and RF management services — into a single architecture, making it easy and less expensive for IT departments to deploy our solution together with existing networks and security infrastructure.

•	Cost-Effective Scalability — We believe our architecture provides industry leading scalability through its ability to support up to 100,000 concurrent users from a single centralized point of control. In addition, our integrated solution reduces the amount and type of equipment required to enable mobility within a given location. As a result, our architecture enhances management efficiency and reduces equipment and personnel costs, allowing enterprise IT managers to scale enterprise mobility solutions in a cost-effective manner.

•	Flexible Platform Supports Emerging Applications — Our mobility solution architecture combines the flexibility of modular software with high-performance, programmable hardware. This combination enables us to rapidly introduce new applications, such as enterprise fixed mobile convergence and location-based services to track users and assets.

•	Remote Networking — Our Virtual Branch Networking solutions extend the benefits of centralized management and secure networking to branch offices, teleworkers, and road warriors. Simple to deploy, use and maintain — and with the option to use 3G cellular broadband connections — these remote networking solutions extend the enterprise network virtually anywhere .

•	Network Rightsizing — Our Network Rightsizing initiative is designed to provide our customers with opportunities to realize cost savings and reduce their carbon footprint by balancing their wired and wireless LAN infrastructure to meet actual user demand. Rightsizing is a three-step process that involves assessing wired Ethernet LAN utilization, consolidating edge switches to meet actual usage, and expanding the wireless LAN to meet growing demand. We believe that cost savings can result from, among other things, fewer switch service contracts, lower electricity consumption, and reduced air conditioning loading. Our returns on investment calculators help predict the monetary and carbon savings opportunities based on company size and network configuration.

Our Strategy

Our goal is to establish our secure mobility solution as the de facto standard for global education, enterprise, finance, government, healthcare, hospitality, industrial, and retail verticals. In pursuit of this quest, we believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Drive adoption across the enterprise — Many enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our objective is to penetrate remote locations and gain adoption by mobile users across corporate, government or educational campuses, as well as in branch and home offices. We intend to do so by emphasizing the productivity enhancements and cost-efficiency of our approach. By rightsizing networking infrastructure — using wired networks only where absolutely necessary and 802.11n wireless LANs “everywhere else.” Using our cost-effective Virtual Branch Networking for remote sites, users can enhance mobility, obtain a uniform network experience, and lower both operating and capital expenditures.

•	Maintain and extend our software offerings — We believe that the integrated encryption, authentication, and network access technology embedded in the ArubaOS operating system are key competitive differentiators. We intend to continue enhancing the ArubaOS operating system and our centralized mobility management architecture to maintain our position as a technology innovator. We also intend to extend the functionality and performance of the ArubaOS operating system with additional software modules such as video-over-IP and location-based services. Finally, we intend to continue enhancing the capabilities of our multi-vendor AirWave Wireless Management Suite to both support additional competitive products and enhance the underlying features of this market-leading platform.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to overseas contract manufacturers such as Flextronics, and have established offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations, and by establishing additional offshore capabilities for certain general and administrative functions.

•	Expand our base of technology partners — We will continue expanding our network of technology companies that enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications.

Products

Our secure mobility solutions integrate the ArubaOS operating system together with adaptive Wi-Fi networks, identity-based security, wired and wireless remote networking devices, and centralized multi-vendor network management. The resulting mobility solution enhances productivity, fosters workplace collaboration, and ensures the continuity of business-critical processes, regardless of where users work or roam. Our solutions can be overlaid on top of existing networks and security solutions, preserving or extending the useful life of investments in legacy network infrastructure.

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

Additional Software Modules for ArubaOS

Licensed software modules extend the base capabilities of ArubaOS. Over time, certain software modules become part of the ArubaOS. Currently, our available modules include:

•	Policy enforcement firewall — delivers user and group policy enforcement. Policies can be centrally defined and enforced on a per-user or per-group basis, following users as they move throughout the enterprise network.

•	Wireless intrusion protection — identifies and protects against malicious attacks on wireless networks, as well as vulnerabilities caused by unauthorized access points and client devices.

•	Remote Access Point — extends the enterprise network to roaming users, telecommuters, home/branch offices, construction trailers, and disaster recovery sites that have a wired or 3G backhaul Internet connection. Used in conjunction with any of our access points, this software allows seamless connectivity for remote users.

•	External services interface — delivers a set of control and management interfaces to seamlessly integrate third-party network devices, incremental software modules, and services into user-centric networks.

•	Secure Enterprise Mesh — allows our access points to connect wirelessly to other access points to provide LAN-to-LAN bridging, outdoor coverage without wires, or wireless offices and workspaces.

•	xSec — provides wired and wireless Federal Information Processing Standard (“FIPS”) 140-2 validated encryption technology designed for high-security networks.

•	Voice Services — delivers standards-based voice over Wi-Fi plus voice control and management innovations enabled by our application-aware architecture. Voice Services Module supports large-scale voice deployments and provides a foundation for fixed mobile convergence.

Aruba Multi-Service Mobility Controllers

Our high-performance Multi-Service Mobility Controllers oversee the operation of our secure mobility solutions. These purpose-built platforms run ArubaOS and its associated software modules, and can scale to meet the needs of large multi-national networks while handling the high-throughput needs of 802.11n wireless networks. The controllers share a common hardware architecture that includes a dedicated control processor, a high-performance programmable network processor unit, and a unique programmable encryption engine. Multi-Service Mobility Controllers aggregate network traffic from access points, process it using our software controls, and deliver it to the network.

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

Virtual Branching Networking Solutions

Our Virtual Branch Networking software does for branch connectivity and security what data center virtualization did for desktop applications. PC desktop virtualization has resulted in cost-savings and security benefits that come from the centralized control and management of business-critical tasks. These benefits have not accrued to remote site networking because existing vendors missed the virtualization revolution and rely on a proliferation of subnets, ports, and VLANs to manage and control users — effectively creating multiple networks at each site. This design is costly and complex to deploy and maintain.

Virtual Branch Networking turns the remote networking model on its head by virtualizing complex services at data center controllers, thereby simplifying the workload and cost of connecting remote users. Unlike a standard VPN, the solution is easily configured, requires no user training, and delivers a plug-and-play experience. Low-cost Remote Access Points and Branch Office Controllers allow remote users to be securely, simply, and inexpensively connected to the enterprise network.

Management Analytics and Threat Prevention

We offer a comprehensive suite of applications for planning, monitoring, fault management, real-time troubleshooting, reporting, RF coverage and location visualization for designing, maintaining, and securing wireless networks. Our patent-pending wireless intrusion detection and prevention (“WIDP”) system features a two-tier system architecture — dual-radio sensors and a central security server. This powerful wireless security solution incorporates the Wireless Threat Protection Framework — including user-defined threat signatures — for complete threat detection, attack prevention, “no wireless” policy enforcement, and compliance reporting inside the enterprise. The result is a wireless network that is secured against intentionally perpetrated intrusions and unintentional vulnerabilities caused through misconfigured network equipment.

AirWave Wireless Management Suite

AirWave Wireless, a division of Aruba Networks, is a leading provider of specialized tools to centrally manage large, multi-vendor wireless LAN, mesh, and WiMax networks. The AirWave suite provides a single, easy-to-use console that gives the entire IT staff full visibility and control over their wireless network and its users.

Legacy and new networking equipment often need to run side-by-side, in some cases for several years, because of multi-year capital equipment purchasing cycles and the introduction of new networking technology like 802.11n. The AirWave platform eases technology transitions by extending the life of existing capital investments and enabling multi-vendor solutions to be run from a common, centralized network management system. Most wireless vendors offer only proprietary management solutions geared towards their own products. In contrast, the AirWave suite manages networks and products from Aruba and more than 25 other vendors.

In addition to providing best-in-class multi-vendor mobility management tools, AirWave software can be used for remote managed service applications targeted by some of our service provider partners. The tool suite includes the AirWave Management Platform, VisualRFtm Location and Mapping Module, RAPIDStm Rogue Detection Module, and AirWave Master Console & Failover Servers.

Customers

Our products have been sold to over 7,600 end customers worldwide (excluding end-customers of Alcatel-Lucent) in most major industries including construction, education, finance, government, healthcare, hospitality, manufacturing, media, retail, technology, telecom, transportation, and utilities. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations, including:

United States	EMEA	Asia Pacific and Other

California State University	BAA	NTT Data Corporation
Boston Medical Center	Norwegian Ministry of Foreign Affairs	Samsung Medical Center
Hess Corporation	Saudi Aramco	New South Wales DET
Microsoft	NCC Construction Sweden	Santos-Brasil SA
Navy Exchange Service Command	KPMG Netherlands	Export-Import Bank of Thailand
United States Air Force	King Khalid University Hospital	University of Tokyo

End user customers purchase our products directly from us and through our VARs, VADs and original equipment manufacturers (“OEMs”). For a description of our revenues based on our customers’ geographic locations, see Note 12 of Notes to Consolidated Financial Statements.

Sales and Marketing

We sell our products and support directly through our sales force and indirectly through our VARs, VADs and OEMs:

•	Our sales force — We have a sales force in each of the following regions: the Americas, Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and throughout the rest of the world. Each sales force is responsible for managing all direct as well as channel business within its designated geographic territory.

•	VARs, VADs and OEMs —. Our VARs, VADs and OEMs market and sell our products to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service.

We have continued to grow the use of our channel partners in each of our theatres of operations. In total, we have brought on board nearly 200 new channel partners during the past fiscal year.

As part of our continuing efforts to improve operating leverage through our channel partners we are piloting a new sales engagement model that puts the VARs, our channel managers, and Aruba’s inside sales team at the center of managing smaller-sized deals. This in turn permits our direct sales teams to be able to increasingly focus on winning large global customers.

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

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California and Bangalore, India. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2009, 2008 and 2007 are disclosed in the consolidated statements of operations.

Manufacturing

We outsource the manufacturing of the majority of our hardware products to Flextronics which helps us optimize our operations by lowering costs and reducing time to market. Our agreement with Flextronics is automatically renewed each year for successive one year terms unless we or Flextronics provides at least 90 days’ advance written notice to the other party of an intent not to renew. In addition, this agreement may be terminated by us or Flextronics for any reason upon 180 days’ advance written notice to the other party.

Our products are primarily manufactured in Flextronics’ Shanghai, China facility. We also utilize Flextronics’ facility in Singapore for limited production of specialized products, and we operate one of our two fulfillment centers for all customer shipments destined for APAC and EMEA locations. Our second fulfillment center located in Sunnyvale, California is responsible for all customer shipments destined to locations in the Americas. We perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components.

We utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply and competitive costs. We work in conjunction with the extensive supply chain management organization at Flextronics to select and utilize suppliers with established delivery and quality track records. We source a limited number of components that are technically unique and only available from specific suppliers, and neither we nor Flextronics have entered into long-term supply agreements with any of these suppliers. In these cases, we typically maintain a close direct relationship with these suppliers to ensure that supply meets our requirements including, in some cases, entering into license agreements that allow us to incorporate certain of their components into our products.

We also incorporate certain generally available software programs into our Aruba Mobile Edge Architecture pursuant to license agreements with third parties. We have also entered into license agreements with Atheros Communications, Inc. (“Atheros”), RMI Inc. (“RMI”) and Broadcom Corporation (“Broadcom”), each of which is a sole supplier of certain components used by Flextronics, our contract manufacturer, in the manufacture of our products.

Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if Flextronics, Atheros, RMI, Broadcom or any other sole source supplier suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional contract manufacturers or suppliers of our sole sourced components, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.

Competition

The market for secure mobility products is highly competitive and constantly evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that enables mobility, security, and the delivery of converged application services. We believe other principal competitive factors in our market include the total cost of ownership, performance of software and hardware products, ability to deploy easily into existing networks, interoperability of networks with other devices, ability to easily scale, ability to provide secure mobile access to the network, speed of mobile connectivity, and ability to allow the centralized management of networks. Our competitive position also depends on our ability to innovate and adapt to meet the evolving needs of our customers. We believe we compete favorably in each of these areas.

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

Our primary competitors include Cisco Systems, primarily through its Wireless Networking Business Unit, Hewlett-Packard, and Motorola. We also face competition from a number of smaller private companies and new market entrants.

Intellectual Property

Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted six United States patents, and have over 65 provisional and non-provisional patent applications pending in the United States. We intend to file counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Our registered trademarks in the United States are AIRWAVE, ARUBA NETWORKS, ARUBA WIRELESS NETWORKS, ARUBA MOBILITY MANAGEMENT SYSTEM, FOR WIRELESS THAT WORKS, MOBILE EDGE ARCHITECTURE, PEOPLE MOVE. NETWORKS MUST FOLLOW, RFPROTECT, and ARUBA THE MOBILE EDGE COMPANY. We have United States trademark applications pending to register GREEN ISLAND. We have filed international trademark applications for the marks ARUBA NETWORKS, ARUBA THE MOBILE EDGE COMPANY and PEOPLE MOVE. NETWORKS MUST FOLLOW.

In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by United States and international copyright laws.

Corporate Information

We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1344 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com

Employees

As of July 31, 2009, we had approximately 545 employees in offices in North America, Europe, the Middle East and the Asia Pacific region, of which 260 were engaged in sales and marketing, 177 were engaged in research and development, 55 were engaged in general and administrative functions, 33 were engaged in customer services and 20 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

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

Risks Related to Our Business and Industry

Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products or reviews of existing infrastructure that could otherwise drive demand for our products, and increased competition. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, our total revenues in the second and third quarters of fiscal 2009 decreased sequentially. In addition, our business depends on the overall demand IT and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in information technology (“IT”) spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced.

We compete in new and rapidly evolving markets and have a limited operating history, which makes it difficult to predict our future operating results

We were incorporated in February 2002 and began commercial shipments of our products in June 2003. As a result of our limited operating history, it is very difficult to forecast our future operating results. In addition, we operate in an industry characterized by rapid technological change. Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by early stage companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to differ from expectations.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control.

Furthermore, our product revenues generally reflect orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that may continue. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may materially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels.

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from Flextronics and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth for the fiscal year ended July 31, 2009.

Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

We have a history of losses and may not achieve profitability in the future.

We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $23.4 million, $17.1 million and $24.4 million for fiscal years 2009, 2008, and 2007, respectively. As of July 31, 2009 and 2008, our accumulated deficit was $141.6 million and $118.2 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically averages four to nine months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Over the last year, we have experienced longer sales cycles in connection with customers evaluating our new 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenue in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates and market share.

The market in which we compete is highly competitive and is influenced by the following competitive factors:

•	comprehensiveness of the solution;

•	performance of software and hardware products;

•	ability to deploy easily into existing networks;

•	interoperability with other devices;

•	scalability of solution;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	return on investment;

•	ability to allow centralized management of products; and

•	ability to obtain regulatory and other industry certifications.

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

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems, (primarily through its Wireless Networking Business Unit), Motorola and Hewlett-Packard, as well as smaller private companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.

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

We sell a majority of our products through VADs, VARs, and OEMs. If these channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry or have financial difficulties, there could be a material adverse effect on our revenues and our cash flow.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 84.6%, 80.5% and 82.8% for fiscal years 2009, 2008 and 2007, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners, including our largest channel partners, Alcatel-Lucent and Avnet Logistics, U.S., LP (“Avnet”). Alcatel-Lucent accounted for 14.5%, 11.1% and 12.5% of our total revenues for fiscal years 2009, 2008 and 2007, respectively, and Avnet accounted for 10.1% and 6.7% of our total revenues for fiscal years 2009 and 2008, respectively. We did not derive any revenue in fiscal year 2007 from Avnet. Our agreements with our partners provide that they use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. Finally, the agreement with Alcatel-Lucent contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the agreement.

Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of July 31, 2009, two of our channel partners accounted for more than 10% of accounts receivable. Westcon Group, Inc. accounted for 23.0% and Alcatel-Lucent accounted for 19.1% of total accounts receivable. As of July 31, 2008, Westcon Group, Inc. accounted for 6.2% and Alcatel-Lucent accounted for 13.5% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our VADs, VARs, or OEMs, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contract on short notice. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to focus primarily on the sale of our products or offer our products at all. Our failure to establish and maintain successful relationships with indirect channel partners would likely materially adversely affect our business, operating results and financial condition.

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

We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, as of July 31, 2009, we had been developing and were offering for sale products that complied with the draft 802.11n wireless LAN standard (“11n”) that the IEEE had not yet ratified. Subsequent to our fiscal year end, the IEEE ratified the 11n standard and did not modify the draft of the 11n standard.

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

For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros, and some of our mobility controllers incorporate components from Broadcom and RMI. We have entered into license agreements with Atheros, Broadcom and RMI, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros, Broadcom and RMI have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics is unable to obtain these components from Atheros, Broadcom or RMI, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from Atheros, Broadcom or RMI.

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

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware alleging patent infringement. We subsequently added Motorola as a party and filed counterclaims against Motorola, Symbol and Wireless Valley, alleging infringements of our own patents. Trial is scheduled to commence in January 2010. Although we intend to vigorously defend against these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert our management’s attention from operating our business. Our legal costs may increase as the case develops and we near a trial date. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with a substantial unresolved lawsuit could harm our business, financial condition and reputation. Negative developments with respect to this lawsuit could cause our stock price to decline, and could have an adverse and possibly material effect on our business and results of operations.

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

In July 2007, we acquired Network Chemistry, Inc.’s line of RFProtect and BlueScanner wireless security products. We continue to integrate the acquired technology into our secure mobility solutions, and continue to support existing Network Chemistry customers and partners. In March 2008, we completed our acquisition of AirWave Wireless, Inc. We continue to integrate the acquired AirWave products into our secure mobility solutions, as well as provide products and continuing support to existing AirWave customers and partners. The acquisition of AirWave is our first significant acquisition, and, as a result, our ability as an organization to complete and integrate acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

Impairment of our goodwill or other assets would negatively affect our results of operations.

Our acquisition of AirWave Wireless, Inc. resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $14.1 million as of July 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

Enterprises are increasingly concerned with the security of their data, and to the extent they elect to encrypt data between the end user and the server, our products will become less effective.

Our products depend on the ability to identify applications. Our products currently do not identify applications if the data is encrypted as it passes through our mobility controllers. Since most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our mobility controllers. If more organizations elect to encrypt their data transmissions from the end user to the server, our products will offer limited benefits unless we have been successful in incorporating additional functionality into our products that address those encrypted transmissions. At the same time, if our products do not provide the level of network security expected by our customers, our reputation and brand would be damaged, and we would expect to experience decreased sales. Our failure to provide such additional functionality and expected level of network security could adversely affect our business, operating results and financial condition.

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

Our mobility controllers and network management software were initially designed to function at LAN-like speeds in an office building or campus environment. In order to function appropriately, our mobility controllers synchronize with each other over network links. The ability of our products to synchronize may be limited by slow or congested data-links, including DSL and dial-up. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.

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

As of July 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 32.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Form 10-K for the fiscal year ended July 31, 2009 that our internal control over financial reporting was effective as of July 31, 2009, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have approximately 152,000 square feet of office space in Sunnyvale, California pursuant to three leases that expire in July 2016. We also lease approximately 43,500 square feet of warehouse space in Sunnyvale, California pursuant to a lease that expires in September 2010. We also maintain customer service centers, sales offices and research and development facilities in multiple locations worldwide. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

We believe that our current facilities are suitable and adequate to meet our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, we filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. The trial is scheduled to commence on January 11, 2010.

Although we intend to vigorously defend against all of these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention from operating our business. Because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable. At this time, we are unable to estimate the potential financial impact this action could have on the Company.

We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above, there were no claims as of July 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ARUN” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported on the Nasdaq Global Market.

	High	Low

Fiscal 2008
First Quarter	$21.05	$15.67
Second Quarter	$18.70	$9.03
Third Quarter	$10.96	$4.69
Fourth Quarter	$7.00	$4.29
Fiscal 2009
First Quarter	$6.55	$2.73
Second Quarter	$3.15	$1.95
Third Quarter	$4.71	$2.60
Fourth Quarter	$9.11	$4.39

As of October 1, 2009, the number of stockholders of record of our common stock was 178.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of July 31, 2009, is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

The following graph compares, for the period between March 20, 2007 (the date of our initial public offering) and July 31, 2009, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested on March 27, 2007 in our common stock, the Nasdaq Composite Index and the Nasaq Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Aruba Networks Inc, The NASDAQ Composite Index
And The NASDAQ Computer Index

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by us during the fourth quarter of fiscal 2009.

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

	Years Ended July 31,
	2009	2008	2007	2006	2005(1)
	(In thousands)

Consolidated Statements of Operations Data:
Revenues:
Product	$161,927	$148,550	$107,939	$43,171	$—
Professional services and support	35,946	26,244	12,847	2,985	—
Ratable product and related professional services and support	1,386	3,466	6,713	26,347	12,043

Total revenues	199,259	178,260	127,499	72,503	12,043
Cost of revenues(2):
Product	59,917	48,126	36,035	16,904	—
Professional services and support	7,437	7,761	4,863	2,409	—
Ratable product and related professional services and support	483	1,228	2,470	10,572	9,077

Total cost of revenues	67,837	57,115	43,368	29,885	9,077

Gross profit	131,422	121,145	84,131	42,618	2,966
Operating expenses:
Research and development(2)	40,293	37,393	25,654	14,130	9,353
Sales and marketing(2)	90,241	86,008	60,115	33,765	22,369
General and administrative(2)	23,198	17,740	14,600	5,963	3,576
In-process research and development	—	—	632	—	—
Acquisition related severance expense	—	197	—	—	—
Restructuring expenses	1,447	—	—	—	—

Total operating expenses	155,179	141,338	101,001	53,858	35,298

Operating loss	(23,757)	(20,193)	(16,870)	(11,240)	(32,332)
Other income (expense), net	1,132	4,036	(7,137)	(529)	(147)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(22,625)	(16,157)	(24,007)	(11,769)	(32,479)
Provision for income taxes	788	967	375	306	156

Loss before cumulative effect of change in accounting principle	(23,413)	(17,124)	(24,382)	(12,075)	(32,635)
Cumulative effect of change in accounting principle	—	—	—	66	—

Net loss	$(23,413)	$(17,124)	$(24,382)	$(12,009)	$(32,635)

Net loss per common share; basic and diluted	$(0.28)	$(0.22)	$(0.70)	$(1.07)	$(4.66)

(1)	Prior to the second quarter of fiscal 2006, we had not established VSOE of fair value and accordingly we recognized revenue on the transactions’ entire arrangements fees over the support period.

(2)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2009	2008	2007(3)	2006	2005
	(In thousands)

Cost of revenues	$1,018	$704	$327	$34	$23
Research and development	7,577	6,200	2,925	259	179
Sales and marketing	10,520	8,953	4,362	749	678
General and administrative	$5,464	$3,421	$5,103	$213	$194

(3)	Beginning on August 1, 2006, we adopted SFAS 123R which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors.

	As of July 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,298	$37,602	$42,570	$9,263	$4,293
Short-term investments	81,839	64,130	62,430	—	899
Working capital (deficit)	115,639	103,097	109,496	(10,472)	(884)
Total assets	203,054	188,801	152,133	38,017	30,337
Equipment loans payable	—	—	—	613	1,867
Deposit for Series D redeemable convertible preferred stock	—	—	—	19,329	—
Redeemable convertible preferred stock	—	—	—	58,009	58,009
Common stock and additional paid-in-capital	279,035	249,139	213,553	6,077	4,831
Total stockholders’ equity (deficit)	$137,585	$130,875	$112,487	$(73,000)	$(62,459)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We securely deliver the enterprise network to users, wherever they work or roam, using a combination of solutions. Our adaptive 802.11n Wi-Fi networks optimize themselves to ensure that users are always within reach of mission-critical information. By rightsizing expensive wired LANs with our high-speed 802.11n Wi-Fi, users can potentially reduce both capital and operating expenses. Identity-based security assigns access policies to users, enforcing those policies whenever and wherever a network is accessed. Our Virtual Branch Networking solutions for branch offices, fixed telecommuters, and satellite facilities ensure uninterrupted remote access to applications. Finally, our multi-vendor network management solutions provide a single point of control while managing both legacy and new wireless networks from us and our competitors. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized and vendor neutral mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.

Our products have been sold to over 7,600 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations which resulted in year-over-year revenue growth despite the downturn in the economy. In fiscal 2009, we added 2,200 customers which contributed to year-over-year revenue growth of 11.8% despite the economic downturn. We have now implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our future profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and current economic conditions.

Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. For example, we have recently experienced softness in the retail vertical market, as our customers in the retail industry continue to struggle with these economic challenges.

While we saw signs of some stabilization and improved visibility in the second half of fiscal 2009 relative to the first half of fiscal 2009, the economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have created significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

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

Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our ability to meet our forecasted revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. We typically ship products within a reasonable time period after the receipt of an order.

In November 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009 and the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These expenses were recorded in the second quarter of fiscal 2009. These cost reduction efforts, when added to our other cost control measures, resulted in a savings of approximately $2.0 million during the second quarter of fiscal 2009. We realized approximately $5.0 million in additional savings during the second half of fiscal 2009 based on all of our cost reduction efforts. These efforts included a decrease in marketing, travel and entertainment, outside contractor and other discretionary expenses, as well as hiring controls.

In February 2009, we commenced an exchange offer to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The new options had an exercise price of $2.91, equal to the closing price per share of our common stock on March 17, 2009. Stock options held by eligible employees with exercise prices above this closing price were eligible for the exchange offer. Generally, all employees who hold options, other than our board members, Section 16 officers and employees located in China, France, India or the Netherlands, were eligible to participate in the program.

The number of shares of common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a new vesting schedule in which one-third of the shares subject to each new option grant will vest on the one-year anniversary of the new grant date with the remaining shares vesting in equal monthly installments over the following two years. The new options will have a maximum term of seven years following the new grant date. We will recognize $3.4 million in incremental stock-based compensation expense over the vesting period of the new grants. We recognized $0.4 million in incremental stock-based compensation expense arising from the new options that were issued as part of the exchange offer.

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

We sell our products directly through our sales force and indirectly through VADs, VARs, and OEMs. We expect revenues from indirect channels to continue to constitute a significant majority of our future revenues.

We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent to fiscal 2009 as a percentage of total revenues in future periods. For more information about our international revenues, see Note 12 of Notes to Consolidated Financial Statements.

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

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a significant majority of our total revenues, which, by itself, negatively impacts our gross margins.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.

Our headcount increased from 541 employees at July 31, 2008 to 545 employees at July 31, 2009. In November 2008, our board of directors approved a plan to reduce our costs and streamline operations, through a combination of a reduction in work force and closing certain facilities. As part of this effort we terminated 46 employees worldwide, or about 8% of our global work force. We completed our reduction in work force in the third quarter of fiscal 2009. Going forward, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2010, we expect research and development expenses to increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2009.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.

We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2010, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2009.

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our new ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We expect that we will incur significant additional legal costs related to defending ourselves against claims made by outside parties, such as the claims described below in Part I, Item 1 of this report. For fiscal 2010, we expect general and administrative expenses to increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2009.

Stock-Based Compensation

We recognized $24.6 million, $19.3 million, and $12.7 million of stock-based compensation for fiscal years 2009, 2008, and 2007, respectively.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, interest expense, and losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. During fiscal 2008 and 2007, other income (expense), net also included adjustments to record our outstanding preferred stock warrants to fair value. Subsequent to our initial public offering (“IPO”) in March 2007, we are no longer required to remeasure these warrants to fair value.

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

Revenue Recognition and Sales Returns

Our revenues are derived primarily from two sources: (1) product revenue, including hardware and software products, and (2) related professional services and support revenue, net of estimated sales returns and earned reseller rebates. Support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide our customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically between one year and five years.

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

We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, we recognize revenue from indirect channel partners upon persuasive evidence provided by our channel partners of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month in which we ship our products to the channel partner, the revenue is deferred and the products that remain in the partner’s inventory pending a sale to an end customer are classified on the consolidated balance sheet as deferred costs until the sale to an end customer occurs and the channel partner provides persuasive evidence of the sale. The amount of inventory held by resellers pending a sale to an end customer was $0.4 million and $1.7 million as of July 31, 2009 and 2008, respectively.

The related sale of support services to a reseller occurs when a specific sale to an end customer occurs. If the sale of support services occurs at the same time as we receive the initial purchase order from the reseller, the support services are included on that purchase order and recognized ratably over the related support period, commencing on the date of delivery to the end customer. If the sale of support services occurs after we receive the initial purchase order, the support services for the specific product sales are purchased on a subsequent purchase order. The subsequent purchase order is received at the time the point-of-sale (“POS”) report is provided for all product sales that occurred during the month. The support services are recognized ratably over the related support period, commencing from the delivery date to each respective end customer.

Post-contractual support (“PCS”) services that we provide to our channel partners differ from PCS that we provide to our end customers in that we are only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide Level 1 and Level 2 support services to the end customer, including technical support and RMA fulfillment, while our obligations are only to provide software upgrades and Level 3 technical support in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires.

We record estimated sales returns as a reduction to revenues upon shipment based on our contractual obligations and historical returns experience. In cases where we are aware of circumstances that will likely result in a specific customer’s request to return purchased equipment, we record a specific sales returns reserve.

Stock-Based Compensation

We apply the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, and employee stock purchase plan awards. We calculate the fair value of restricted stock based on the fair market value on the date of grant. We calculate the fair value of stock options and employee stock purchase plans on the date of grant using the Black-Scholes option-pricing method. This methodology requires the use of subjective assumptions, including expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

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

Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operating expenses will not occur as a result of future goodwill and purchased intangible impairment tests.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $3.4 million, $1.2 million, and $1.1 million fiscal years 2009, 2008, and 2007, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.4 million and $0.6 million at July 31, 2009 and 2008, respectively.

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

Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. At July 31, 2009, we had $5.1 million of unrecognized tax benefits, none of which would materially affect our income tax expense if recognized to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

Based on the available objective evidence, including the fact that we have generated financial statement losses since inception, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against our deferred tax assets.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended July 31,
	2009	2008	2007

Revenues:
Product	81.3%	83.3%	84.6%
Professional services and support	18.0%	14.7%	10.1%
Ratable product and related professional services and support	0.7%	2.0%	5.3%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	30.1%	27.0%	28.3%
Professional services and support	3.7%	4.4%	3.8%
Ratable product and related professional services and support	0.2%	0.6%	1.9%

Gross margin	66.0%	68.0%	66.0%
Operating expenses:
Research and development	20.3%	21.0%	20.1%
Sales and marketing	45.3%	48.2%	47.1%
General and administrative	11.6%	10.0%	11.5%
In-process research and development	—	—	0.5%
Acquisition related expenses	—	0.1%	—
Restructuring expenses	0.7%	—	—

Operating margin	(11.9)%	(11.3)%	(13.2)%
Other income (expense), net	0.5%	2.2%	(5.6)%

Loss before income taxes	(11.4)%	(9.1)%	(18.8)%
Provision for income taxes	0.4%	0.5%	0.3%

Net loss	(11.8)%	(9.6)%	(19.1)%

Revenues

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Total revenues	$199,259	$178,260	$127,499

Type of revenues:
Product	161,927	148,550	107,939
Professional services and support	35,946	26,244	12,847
Ratable product and related professional services and support	1,386	3,466	6,713

Total revenues	$199,259	$178,260	$127,499

Revenues by geography:
United States	129,991	118,647	84,878
Europe, the Middle East and Africa	34,178	31,149	20,710
Asia Pacific	27,023	20,231	13,301
Rest of World (including Japan)	8,067	8,233	8,610

Total revenues	$199,259	$178,260	$127,499

During fiscal 2009, total revenues increased 11.8% over fiscal 2008 due to a $23.1 million increase in product and professional services and support revenues. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the significant growth in our customer base as we added approximately 2,200 new customers. Revenue in the education vertical also experienced strong growth during fiscal 2009.

Our product revenues were bolstered by an increase in revenue related to our 802.11n access points. Further, product revenues have grown as companies continue to move toward a low-cost IT infrastructure solution, which we believe is due in part to the recent economic downturn.

The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. As our customer base grows over time, we expect the proportion of our revenues represented by support revenues to increase because substantially all of our customers purchase support when they purchase our products.

Ratable product and related professional services and support revenues decreased in fiscal 2009 compared to fiscal 2008 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.

In fiscal 2009, we derived 84.6% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, compared to 80.5% in fiscal 2008. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the ability of our indirect channel partners to more effectively market and sell our products.

Revenues from shipments to locations outside the United States increased $9.7 million during fiscal 2009 compared to fiscal 2008 due to an increase in demand for our products as the WLAN market expanded internationally, resulting in an increase in our customer base. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2009, and remain consistent to fiscal 2009 as a percentage of total revenues in future periods.

Total revenues increased in fiscal 2008 compared to fiscal 2007 primarily due to an increase in product revenue as a result of the continual and steady growth of the WLAN market, the growth in our customer base during fiscal 2008 and the introduction of our new 802.11n access points. The increase was partially offset by a decrease in ratable product and related professional services and support revenue. We generated 33.4% of our revenues in fiscal 2008 from shipments to locations outside of the U.S. consistent with fiscal 2007. Revenue from our indirect channels was 80.5% of total revenues in fiscal 2008 compared to 82.8% of total revenues in fiscal 2007 driven by strong revenues from our large direct customers.

Cost of Revenues and Gross Margin

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Total revenues	$199,259	$178,260	$127,499
Cost of product	59,917	48,126	36,035
Cost of professional services and support	7,437	7,761	4,863
Cost of ratable product and related professional services and support	483	1,228	2,470

Total cost of revenues	67,837	57,115	43,368

Gross profit	$131,422	$121,145	$84,131
Gross margin	66.0%	68.0%	66.0%

During fiscal 2009 cost of revenues increased 18.8% compared to fiscal 2008 due to an increase in our product revenue, an increase in inventory reserves of $3.4 million due to the transition of inventory related to new product releases, and amortization expense related to the acquisition of AirWave in late fiscal 2008. The substantial majority of our cost of product revenues consists of payments to Flextronics, our contract manufacturer. For fiscal 2009, 2008 and 2007, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues.

Cost of professional services and support revenues decreased 4.2% during fiscal 2009 compared to fiscal 2008. Most of the decrease was attributable to the fact that, during fiscal 2008, we recognized the costs associated with several significant professional services transactions for large product installations.

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

Gross margins decreased by 2.0% during fiscal 2009 compared to fiscal 2008 as a result of a large retail deal recognized in the first quarter of fiscal 2009 that had a lower gross margin, an increase in amortization expense related to the acquisition of AirWave which occurred in late fiscal 2008, and an increase in our inventory reserves due to product transitions.

In fiscal 2008 cost of revenues increased 31.7% compared to fiscal 2007 primarily due to the corresponding increase in our revenues. Cost of professional services and support revenues increased during this period primarily as a result of several significant professional services transactions for large installations of our products that we entered into in the first quarter of fiscal 2008. Amortization expense included in cost of revenues also increased due to the acquisition of AirWave.

Gross margins improved for fiscal 2008 compared to fiscal 2007 due to the increase in our revenues, which grew at a higher rate than the associated costs. For the first three quarters of fiscal 2008, gross margins increased primarily as a result of a favorable change in our product mix as we continued to sell more higher-margin products, as well as the high growth rate and percentage of revenue derived from our support business. However, in the fourth quarter of fiscal 2008, we sold more access points than in prior quarters, which generally contribute a lower gross margin.

Research and Development Expenses

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Research and development expenses	$40,293	$37,393	$25,654
Percent of total revenues	20.3%	21.0%	20.1%

During fiscal 2009, research and development expenses increased 7.8% compared to fiscal 2008 primarily due to an increase of $1.9 million in personnel and related costs, including $1.4 million in stock-based compensation. Facilities expenses increased $0.5 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.8 million due to an increase in fixtures, machinery and equipment used to design and test new products. These increases were partially offset by a decrease in expenses related to consulting services of $0.3 million due to our cost-cutting efforts.

In fiscal 2008, research and development expenses increased 45.8% compared to fiscal 2007, primarily as a result of an increase in headcount. Personnel and related expenses increased $8.7 million, including an increase of $3.3 million in stock-based compensation. Outside services for engineering also increased by $0.8 million as a result of hiring several outside agencies to perform compliance reviews on our 802.11n access points. Facilities expenses increased $0.8 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.8 million due to an increase in machinery and equipment used to design and test new products.

Sales and Marketing Expenses

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Sales and marketing expenses	$90,241	$86,008	$60,115
Percent of total revenues	45.3%	48.2%	47.1%

During fiscal 2009, sales and marketing expenses increased 4.9% over fiscal 2008 primarily due to an increase of $4.0 million in sales commissions as a result of the increase in revenues. Overall personnel and related costs increased $1.5 million due to several factors including an increase of $2.8 million in salaries and stock-based compensation due to an increase in headcount, and decreases in travel and entertainment expenses of $1.1 million and employee benefits of $0.5 million. Amortization expense increased $0.9 million compared to fiscal 2008 due to the acquisition of AirWave in late fiscal 2008. The amortization expense relates to intangible assets such as tradenames, customer relationships and contracts. These increases were partially offset by a decrease in marketing program expenses of $1.5 million and costs for internal equipment demonstration kits of $0.7 million as part of our cost-control efforts.

In fiscal 2008, sales and marketing expenses increased 43.1% over fiscal 2007 primarily as a result of an increase in headcount. Personnel and related expenses increased $19.0 million including $4.6 million of stock-based compensation. Demonstration equipment expenses increased $0.7 million also due to the increase in headcount as each new sales representative is provided demonstration equipment. Facilities expenses increased $1.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Marketing programs increased $0.8 million, amortization expense increased $0.6 million, and depreciation expense increased $0.4 million.

General and Administrative Expenses

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

General and administrative expenses	$23,198	$17,740	$14,600
Percent of total revenues	11.6%	10.0%	11.5%

During fiscal 2009, general and administrative expenses increased 30.8% compared to fiscal 2008 primarily due to an increase of $2.4 million in legal fees related to litigation. See Note 13 of the Notes to the Consolidated Financial Statements. Further, personnel and related costs increased $2.6 million as a result of additional grants of stock-based awards which in turn increased stock based compensation. Professional accounting fees also increased $0.6 million related to Sarbanes-Oxley compliance costs and external audit services.

In fiscal 2008, general and administrative expenses increased 21.5% compared to fiscal 2007, primarily as a result of an increase in headcount. Consequently, personnel expenses increased $1.3 million. This increase in other personnel expenses was partially offset by a decrease in stock based compensation of $1.7 million. During the third quarter of fiscal 2007, we recorded a one-time charge of $1.4 million in stock-based compensation expense as a result of issuing stock to a charitable foundation. Professional fees associated with legal and audit services increased $1.9 million primarily due to litigation, Sarbanes-Oxley compliance consulting and additional costs associated with being a public company. Facilities expenses increased $0.3 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave.

In-Process Research and Development Expense

In-process research and development expense for fiscal 2007 related to our acquisition of Network Chemistry’s line of RFProtect and BlueScanner wireless security products on July 20, 2007 and consisted of feature enhancements and functional improvements to the underlying technology. A total of $632,000 was expensed upon the consummation of the acquisition in fiscal 2007 because technological feasibility had not been established and no future alternative uses existed. This development project was intended to add new functionalities necessary to address evolving customer needs and drive market acceptance of the acquired products. The acquired in-process technology was at a stage of development that required further research and development to determine technical feasibility and commercial viability. Because the in-process research and development was not yet complete and not yet generating revenue and profits, there was risk that the developments would not be completed and/or not competitive with other products using alternative technologies that offer comparable functionalities. During fiscal 2008, we completed the in-process research and development projects, the results of which were consistent with our expectations.

Acquisition Related Severance Expenses

In connection with the acquisition of AirWave, we terminated one of AirWave’s executives due to redundancy. As a result, we recorded expenses totaling approximately $197,000 for severance and related benefit costs.

Restructuring Expenses

In November 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the second quarter of fiscal 2009 while the remaining reduction was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force, mainly in the sales and marketing and research and development functions. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These cost reduction efforts, when added to our other cost control measures, resulted in a savings of approximately $2.0 million during the second quarter of fiscal 2009. We realized approximately $5.0 million in additional savings during the second half of fiscal 2009 based on all of our cost reduction efforts which included a decrease in marketing, travel and entertainment, outside contractor and other discretionary expenses, as well as hiring controls.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income, interest expense, foreign currency exchange gains and losses, and expense for warrants issued in connection with equipment loans.

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Interest income	$1,837	$4,083	$2,221
Interest expense	—	—	(88)
Other income (expense), net	(705)	(47)	(9,270)

Total other income (expense), net	$1,132	$4,036	$(7,137)

Despite the increase in cash and short-term investment balances, interest income during fiscal 2009 decreased 55.0% from fiscal 2008 primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 4.11% in fiscal 2008 to 1.97% in fiscal 2009.

Other income (expense), net decreased during fiscal 2009 compared to fiscal 2008 primarily due to the one-time inclusion of other income of $715,000 in the first quarter of fiscal 2008 as a result of revaluing our warrants to purchase preferred stock.

Interest income increased in fiscal 2008 from fiscal 2007 primarily due to the length of time cash was held in interest-bearing investments in fiscal 2008 compared to fiscal 2007. Our cash equivalents and short-term investments balance as of July 31, 2008 was $80.3 million compared to $101.4 million as of July 31, 2007. However, $91.8 million of the balance as of July 31, 2007 was received as a result of our IPO in March 2007. Thus the interest earned in fiscal 2007 was lower than fiscal 2008 because the investments were held for a shorter period of time.

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

Provision for Income Taxes

Since inception, we have incurred operating losses. However, while we generated book losses, we generated operating income for foreign, federal and state tax purposes resulting in tax provisions during fiscal 2009. As of July 31, 2009, we had net operating loss carryforwards of $84.1 million and $71.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $6.0 million for federal and $5.7 million for state income tax purposes as of July 31, 2009. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 9 of Notes to Consolidated Financial Statements.

We recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained according to FIN 48. As a result of the implementation of FIN 48, we did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods, and no corresponding change in accumulated deficit. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable upon adoption of FIN 48.

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended July 31, 2009. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the Three Months Ended
2009	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$43,366	$35,822	$38,871	$43,868
Professional services and support	9,675	9,666	8,468	8,137
Ratable product and related professional services and support	285	318	342	441

Total revenues	53,326	45,806	47,681	52,446
Cost of revenues
Product	15,939	14,005	13,368	16,605
Professional services and support	1,852	1,814	1,838	1,933
Ratable product and related professional services and support	98	110	120	155

Total cost of revenues	17,889	15,929	15,326	18,693

Gross profit	35,437	29,877	32,355	33,753
Operating expenses
Research and development	9,886	9,734	10,250	10,423
Sales and marketing	23,722	20,251	21,607	24,661
General and administrative	6,044	5,854	6,015	5,285
Restructuring expenses	—	—	1,447	—

Total operating expenses	39,652	35,839	39,319	40,369

Operating loss	(4,215)	(5,962)	(6,964)	(6,616)
Other income (expense), net	(2)	414	388	332

Loss before provision for income taxes	(4,217)	(5,548)	(6,576)	(6,284)
Provision for income taxes	281	213	201	93

Net loss	$(4,498)	$(5,761)	$(6,777)	$(6,377)

Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.08)	$(0.08)

	For the Three Months Ended
2008	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$40,444	$35,478	$34,170	$38,458
Professional services and support	7,136	6,287	5,548	7,273
Ratable product and related professional services and support	699	841	927	999

Total revenues	48,279	42,606	40,645	46,730
Cost of revenues
Product	14,049	11,236	10,984	11,857
Professional services and support	1,908	1,650	1,386	2,817
Ratable product and related professional services and support	242	294	330	362

Total cost of revenues	16,199	13,180	12,700	15,036

Gross profit	32,080	29,426	27,945	31,694
Operating expenses
Research and development	10,245	9,762	9,086	8,300
Sales and marketing	24,252	21,230	18,826	21,700
General and administrative	4,416	4,730	4,403	4,191
Acquisition related severance expenses	—	197	—	—

Total operating expenses	38,913	35,919	32,315	34,191

Operating loss	(6,833)	(6,493)	(4,370)	(2,497)
Other income, net	304	530	1,120	2,082

Loss before provision for income taxes	(6,529)	(5,963)	(3,250)	(415)
Provision for income taxes	255	260	228	224

Net loss	$(6,784)	$(6,223)	$(3,478)	$(639)

Net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.04)	$(0.01)

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources

	As of July 31,
	2009	2008
	(In thousands)

Working capital	$115,639	$103,097
Cash and cash equivalents	$41,298	$37,602
Short-term investments	$81,839	$64,130

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Cash provided by (used in) operating activities	$20,585	$8,295	$(4,208)
Cash used in investing activities	(21,747)	(21,738)	(70,490)
Cash provided by financing activities	4,858	8,470	107,920

Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper and other money market securities. Cash, cash equivalents and short-term investments increased $21.4 million during fiscal 2009 from $101.7 million in cash, cash equivalents and short-term investments as of July 31, 2008 to $123.1 million as of July 31, 2009.

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

Cash provided by operating activities increased $12.3 million during fiscal 2009 compared to fiscal 2008 due to increases in deferred revenue and other accrued liabilities, as well as an increase in the amount of non-cash adjustments relating to stock-based compensation, depreciation and amortization, and write downs in our inventory. Cash provided by operating activities was offset by a decrease in accounts payable and a larger net loss compared to fiscal 2008.

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

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2009 remained consistent with fiscal 2008. We used the proceeds from the sale of our short-term investments as well as some of the cash generated from our operating activities to reinvest in additional short-term investments. Purchases of property and equipment in fiscal 2009 were slightly down compared to fiscal 2008 due to an effort to control costs.

Cash used in investing activities in fiscal 2008 decreased compared to fiscal 2007 largely due to a significant decrease in our net purchases of short-term investments. Cash used in investing activities included cash paid for the acquisition of AirWave. We also purchased property and equipment of $5.4 million related to the continual build out of our infrastructure to support our growth.

Cash Flows from Financing Activities

Cash provided by financing activities decreased in fiscal 2009 compared to fiscal 2008. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan was lower in fiscal 2009 compared to fiscal 2008 primarily due to the decline in the stock price and thus, fewer exercises of employee stock options. Cash outflows for the repurchase of our common stock under our stock repurchase program also decreased during fiscal 2009 compared to fiscal 2008.

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

Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may need to raise additional capital or incur additional indebtedness to continue to fund our operations in the future. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products. Although we have no current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Other Uses of Cash

On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first quarter of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made during the remainder of fiscal 2009. As of July 31, 2009, we were authorized to purchase up to an additional $6.9 million worth of shares under this program until February 26, 2010. Such purchases, if any, will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.

Contractual Obligations

The following is a summary of our contractual obligations, including two leases signed for our Sunnyvale, California space in August and September 2009:

					More
		Less Than	1 — 3	3 — 5	Than
	Total	1 Year	Years	Years	5 Years
		(In thousands)

Operating leases	$16,696	$3,971	$4,288	$4,094	$4,343
Non-cancellable inventory purchase commitments(1)	14,885	14,885	—	—	—

Total contractual obligations	$31,581	$18,856	$4,288	$4,094	$4,343

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

As of July 31, 2009, our unrecognized tax benefits were $5.1 million which were mostly reflected as a reduction to deferred tax assets, offset by a valuation allowance. As such, there are no material amounts of contractual obligations associated with these unrecognized benefits to be included in the table above.

Off-Balance Sheet Arrangements

At July 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro and Japanese Yen. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant to date, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $123.1 million and $101.7 million at July 31, 2009 and 2008, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% by market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in fiscal 2009, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.2 million assuming consistent investment levels.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal controls over financial reporting, management has concluded that, as of July 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 53.

/s/ Dominic P. Orr	/s/ Steffan Tomlinson

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board	Steffan Tomlinson Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aruba Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in fiscal years 2008 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in the year ended July 31, 2008.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
October 6, 2009

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$41,298	$37,602
Short-term investments	81,839	64,130
Accounts receivable, net	33,466	32,679
Inventory	8,450	11,644
Deferred costs	5,152	4,317
Prepaids and other	2,350	3,196

Total current assets	172,555	153,568
Property and equipment, net	7,426	7,181
Goodwill	7,656	7,656
Intangible assets, net	14,091	19,027
Deferred costs	9	239
Other assets	1,317	1,130

Total assets	$203,054	$188,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$930	$5,844
Accrued liabilities	20,722	16,908
Income taxes payable	610	576
Deferred revenue	34,654	27,143

Total current liabilities	56,916	50,471
Deferred revenue	8,524	7,338
Other long-term liabilities	29	117

Total liabilities	65,469	57,926

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock: $0.0001 par value; 10,000 shares authorized at July 31, 2009 and 2008, no shares issued and outstanding at July 31, 2009 and 2008	—	—
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2009 and 2008; 86,744 and 82,836 shares issued and outstanding at July 31, 2009 and 2008	9	8
Additional paid-in capital	279,026	249,131
Accumulated other comprehensive income (loss)	182	(45)
Accumulated deficit	(141,632)	(118,219)

Total stockholders’ equity	137,585	130,875

Total liabilities and stockholders’ equity	$203,054	$188,801

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues
Product	$161,927	$148,550	$107,939
Professional services and support	35,946	26,244	12,847
Ratable product and related professional services and support	1,386	3,466	6,713

Total revenues	199,259	178,260	127,499
Cost of revenues
Product	59,917	48,126	36,035
Professional services and support	7,437	7,761	4,863
Ratable product and related professional services and support	483	1,228	2,470

Total cost of revenues	67,837	57,115	43,368

Gross profit	131,422	121,145	84,131
Operating expenses
Research and development	40,293	37,393	25,654
Sales and marketing	90,241	86,008	60,115
General and administrative	23,198	17,740	14,600
In-process research and development	—	—	632
Acquisition related severance expenses	—	197	—
Restructuring expenses	1,447	—	—

Total operating expenses	155,179	141,338	101,001

Operating loss	(23,757)	(20,193)	(16,870)
Other income (expense), net
Interest income	1,837	4,083	2,221
Interest expense	—	—	(88)
Other income (expense), net	(705)	(47)	(9,270)

Total other income (expense), net	1,132	4,036	(7,137)

Loss before provision for income taxes	(22,625)	(16,157)	(24,007)
Provision for income taxes	788	967	375

Net loss	$(23,413)	$(17,124)	$(24,382)

Net loss per common share, basic and diluted	$(0.28)	$(0.22)	$(0.70)

Shares used in computing basic and diluted net loss per common share	84,612	79,467	34,808

Stock-based compensation expense included in above:
Cost of revenues	$1,018	$704	$327
Research and development	7,577	6,200	2,925
Sales and marketing	10,520	8,953	4,362
General and administrative	$5,464	$3,421	$5,103

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)

	Reedemable						Accumulated
	Convertible				Additional	Deferred	Other
	Preferred Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Total
					(In thousands)
Balance at July 31, 2006	45,108	$58,009	15,257	$2	$6,075	$(2,364)	$—	$(76,713)	$(73,000)
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—	—	29	—	29
Net loss	—	—	—	—	—	—	—	(24,382)	(24,382)

Total comprehensive loss									(24,353)

Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $127	4,573	29,829	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon completion of initial public offering	(49,681)	(87,838)	49,681	5	87,833	—	—	—	87,838
Proceeds from initial public offering of common stock, net of issuance costs of $2,307	—	—	9,200	1	91,808	—	—	—	91,809
Fair value of shares issued to employees	—	—	44	—	245	—	—	—	245
Fair value of shares issued to non-employees	—	—	50	—	534	—	—	—	534
Fair value of stock options issued to non-employees	—	—	—	—	577	—	—	—	577
Fair value of of shares issued to charitable foundation	—	—	100	—	1,415	—	—	—	1,415
Exercise of common stock options	—	—	2,339	—	4,112	—	—	—	4,112
Exercise of warrants	—	—	114	—	—	—	—	—	—
Repurchase of common stock	—	—	(176)	—	(70)	—	—	—	(70)
Reclassification of liability relating to preferred stock warrants upon conversion of such warrants to common stock warrants in connection with initial public offering	—	—	—	—	9,933	—	—	—	9,933
Issuance of common stock under stock issuance agreement with customer	—	—	318	—	3,500	—	—	—	3,500
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123R	—	—	—	—	(2,364)	2,364	—	—	—
Stock-based compensation expense related
to stock options issued to employees	—	—	—	—	9,947	—	—	—	9,947

Balance at July 31, 2007	—	—	76,927	8	213,545	—	29	(101,095)	112,487
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	—	(17,124)	(17,124)

Total comprehensive loss									(17,198)

Fair value of shares issued to non-employees	—	—	68	—	408	—	—	—	408
Fair value of stock options issued to non-employees	—	—	—	—	(279)	—	—	—	(279)
Exercise of common stock options	—	—	3,280		6,330	—	—	—	6,330
Shares purchased under employee stock purchase plan	—	—	781	—	4,827	—	—	—	4,827
Exercise of warrants	—	—	519	—	—	—	—	—	—
Change in carrying value of preferred stock warrants	—	—	—	—	(715)	—	—	—	(715)
Repurchase of common stock	—	—	(66)	—	(46)	—	—	—	(46)
Stock-based compensation expense related to stock options and awards issued to employees	—	—	215	—	19,149	—	—	—	19,149
Common stock issued in purchase acquisition	—	—	1,519	—	8,002	—	—	—	8,002
Repurchase of common stock under stock repurchase program	—	—	(407)	—	(2,142)				(2,142)
Excess tax benefit associated with stock based compensation	—	—	—	—	52				52

Balance at July 31, 2008	—	—	82,836	8	249,131	—	(45)	(118,219)	130,875
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	—	—		227	—	227
Net loss	—	—	—	—	—	—	—	(23,413)	(23,413)

Total comprehensive loss						—	—	—	(23,186)

Fair value of shares issued to non-employees	—	—	69	—	392	—	—	—	392
Fair value of stock options issued to non-employees	—	—	—	—	37	—	—	—	37
Exercise of common stock options	—	—	1,436	—	1,943	—	—	—	1,943
Shares purchased under employee stock purchase plan	—	—	1,114	—	3,827	—	—	—	3,827
Repurchase of common stock	—	—	(18)	—	449	—	—	—	449
Stock-based compensation expense related to stock options and awards issued to employees	—	—	1,498	1	24,150	—	—	—	24,151
Repurchase of common stock under stock repurchase program	—	—	(191)	—	(991)	—	—	—	(991)
Excess tax benefit associated with stock based compensation	—	—	—	—	88	—	—	—	88

Balance at July 31, 2009	—	$—	86,744	$9	$279,026	$—	$182	$(141,632)	$137,585

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2009	2008	2007
		(In thousands)

Cash flows from operating activities
Net loss	$(23,413)	$(17,124)	$(24,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,686	5,640	2,008
Provision for doubtful accounts	138	283	199
Write downs for excess and obsolete inventory	3,397	1,209	1,110
Compensation related to stock options and share awards	24,579	19,278	11,302
Net realized gains on short-term investments	(7)	(22)	—
Stock issued to charitable foundation	—	—	1,415
Non-cash interest expense	—	—	44
Accretion of purchase discounts on short-term investments	(271)	(1,381)	(261)
Change in carrying value of preferred stock warrants	—	(715)	8,992
Loss/ (gain) on disposal of fixed assets	(15)	51	5
In-process research and development	—	—	632
Excess tax benefit associated with stock-based compensation	(88)	(52)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(924)	(8,352)	(10,550)
Inventory	(766)	(5,092)	(3,955)
Prepaids and other	847	(660)	(774)
Deferred costs	(606)	(617)	1,381
Other assets	(50)	(773)	(99)
Accounts payable	(4,926)	3,394	(2,184)
Deferred revenue	8,698	10,957	3,322
Other current and noncurrent liabilities	4,184	1,924	7,522
Income taxes payable	122	347	65

Net cash provided by (used in) operating activities	20,585	8,295	(4,208)

Cash flows from investing activities
Purchases of short-term investments	(101,088)	(119,856)	(67,897)
Proceeds from sales and maturities of short-term investments	83,746	119,556	5,744
Purchases of property and equipment	(4,405)	(5,408)	(3,737)
Cash paid in purchase acquisitions, net of cash acquired	—	(16,030)	(4,600)

Net cash used in investing activities	(21,747)	(21,738)	(70,490)

Cash flows from financing activities
Repayments on equipment loan obligations	—	—	(654)
Cash received under stock issuance agreement	—	—	2,130
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	10,597
Proceeds from initial public offering, net	—	—	91,809
Proceeds from issuance of common stock	5,761	10,560	4,038
Repurchase of common stock under stock repurchase program	(991)	(2,142)	—
Excess tax benefit associated with stock-based compensation	88	52	—

Net cash provided by financing activities	4,858	8,470	107,920

Effect of exchange rate changes on cash and cash equivalents	—	5	85
Net increase (decrease) in cash and cash equivalents	3,696	(4,968)	33,307
Cash and cash equivalents, beginning of period	37,602	42,570	9,263

Cash and cash equivalents, end of period	$41,298	$37,602	$42,570

Supplemental disclosure of cash flow information
Income taxes paid	$673	$652	$294
Interest paid	—	—	37
Supplemental disclosure of non-cash investing and financing activities
Reclassification of warrant liability to equity upon initial public offering	—	—	9,933
Reclassification of non-current liability to equity upon initial public offering	—	—	3,500
Common stock issued in purchase acquisition	$—	$7,852	$—

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

Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. During the first quarter of fiscal 2008, the Company determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2008, the Company corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. In addition, during the first quarter of fiscal 2008, the Company determined that stock-based compensation related to its employee stock purchase plan was understated by $48,000 and $87,000 in the third and fourth quarters of fiscal 2007, respectively. During the first quarter of fiscal 2008, the Company corrected these errors resulting in the inclusion of $135,000 of additional stock-based compensation within the consolidated statement of operations for the three months ended October 31, 2007. The Company and its Audit Committee concluded that these errors were not material to the third and fourth quarters of fiscal 2007, the fiscal year ended July 31, 2007 or the results for the year ending July 31, 2008, and therefore, the corrections were recorded in the first quarter of fiscal 2008.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, sales returns, inventory, useful lives of property and equipment, useful lives of intangible assets, income taxes and the valuation of equity instruments and contingencies, amongst others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from the estimates made by management with respect to these and other items.

Foreign Currency Accounting

While the majority of the Company’s revenue contracts are denominated in United States dollars, the Company has operating expenses in various foreign currencies. The functional currency of the Company’s

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material to date, are included in the consolidated statements of operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents is comprised of cash, sweep funds and money market funds and are stated at cost, which approximates fair value.

Short-Term Investments

Short-term investments comprise marketable securities that consist primarily of corporate bonds, U.S. government agency securities, U.S. treasury bills and commercial paper with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months, the short-term investments are classified as current assets. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale.

In accordance with FSP FAS 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), the Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. Under FSP FAS 115-2, if other-than-temporary impairment (“OTTI”) has been incurred, and it is more-likely-than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. The Company determined that there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and short-term investments. The Company has not experienced any losses on its deposits of its cash and cash equivalents, and its short-term investments.

The Company’s accounts receivables are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains a provision for doubtful accounts receivable based upon the expected collectibility of accounts receivable, and to date such losses have been within management’s expectations. Two customers accounted for more than 10% of accounts receivable as of July 31, 2009. One customer accounted for 23.0% and one customer accounted for 19.1% of accounts receivable. As of July 31, 2008, one customer accounted for 13.5% of accounts receivable. Two customers accounted for more than 10% of total revenues for the fiscal year ended July 31, 2009. One customer accounted for 14.5% of total revenues and one customer accounted for 10.1% of total revenues. During the fiscal years ended July 31, 2008 and 2007, one customer accounted for 11.1%, and 12.5% of total revenues, respectively.

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

Charges to the income statement relating to allowance for doubtful accounts were $0.1 million, $0.3 million, and $0.2 million, for the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenues and amounted to approximately $3.4 million, $1.2 million, and $1.1 million, for the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition and Sales Returns

The Company’s revenues are derived primarily from two sources: (1) product revenue, including hardware and software products, and (2) related professional services and support revenue, estimated net of sales returns and earned reseller rebates. Support typically includes software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. The Company provides its customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically between one year and five years.

The Company accounts for revenues in accordance with Statement of Position No. 97-2, Software Revenue Recognition, and all related amendments and interpretations (“SOP 97-2”), because its products are integrated with software that is essential to their functionality and because it provides unspecified software upgrades and enhancements related to the equipment through support agreements.

Typically, the Company’s sales involve multiple elements, such as sales of products that include support, training and/or consulting services. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price the Company charges when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, the Company had not been able to establish VSOE of fair value in accordance with SOP 97-2 at the outset of its arrangements. Accordingly, prior to the second quarter of 2006, the Company

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized revenue for the entire transaction ratably over the support period, as the only undelivered element was typically support.

Beginning in the second quarter of fiscal 2006, the Company was able to establish VSOE of fair value at the outset of its arrangements as it established a new support and services pricing policy, with different services and support offerings than were previously sold. The Company also began selling support services separately from its arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, the Company began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As the Company had not been able to establish VSOE on its prior services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, the Company recognizes revenue from indirect sales channel partners upon persuasive evidence provided by its indirect channel customers of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month in which the Company ships its products to the channel partner, the revenue is deferred and the goods that remain in the partner’s inventory pending a sale to an end customer are classified on the consolidated balance sheet as deferred costs until the sale to an end customer occurs and the persuasive evidence of the sale is provided. The amount of inventory held by resellers pending a sale to an end customer was $0.4 million and $1.7 million as of July 31, 2009 and 2008, respectively.

The related sale of support services to a reseller occurs when a specific sale to an end customer occurs. If the sale of support services occurs at the same time as the Company receives the initial purchase order from the reseller, the support services are included on that purchase order and recognized ratably over the related support period, commencing on the date of delivery to the end customer. If the sale of support services occurs after the Company receives the initial purchase order, the support services for the specific product sales are purchased on a subsequent purchase order. The subsequent purchase order is received at the time the point-of-sale (“POS”) report is provided for all product sales that occurred during the month. The support services are recognized ratably over the related support period, commencing from the delivery date to each respective end customer.

PCS that the Company provides to its channel partners differs from PCS that the Company provides to its end customers in that the Company is only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide Level 1 and Level 2 support services to the end customer, including technical support and RMA fulfillment, while the Company’s obligations are only to provide software upgrades and Level 3 technical support in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires.

Shipping charges billed to customers are included in product revenues and the related shipping costs are included in cost of product revenues.

The Company records estimated sales returns as a reduction to revenues upon shipment based on its contractual obligations and historical returns experience. In cases where the Company is aware of circumstances that will likely result in a specific customer’s request to return purchased equipment, the Company records a specific sales returns reserve.

Research and Development Expenses

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Stock-Based Compensation

The Company applies the provisions of SFAS No. 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s share-based payment awards include stock options, restricted stock units and awards, and employee stock purchase plan awards. The Company calculates the fair value of restricted stock based on the fair market value of its stock on the date of grant. The Company calculates the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company determines the amount of stock-based compensation expense based on awards that it ultimately expects to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $0.1 million, $0.3 million, and $0.4 million, for the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

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

Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. At July 31, 2009, the Company had $5.1 million of unrecognized tax benefits, none of which would materially affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) consists of unrealized investment gains and losses from available-for-sale securities. No other-than temporary impairment has been recorded by the Company during fiscal years 2009 and 2008.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company adopted SFAS 165 in the fourth quarter of fiscal year 2009. The Company has evaluated all subsequent events through October 6, 2009, the issuance date of the financial statements for the fiscal year ended July 31, 2009.

In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), (ii) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2 and FSP 124-2”), and (iii) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107 and APB 28-1”), which became effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these Staff Positions did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued Financial Statement of Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company is required to adopt FSP EITF 03-6-1 effective August 1, 2009. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its financial position or results of operations.

In April 2008, the FASB issued a FASB Staff Position on SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 is not expected to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement (“SFAS 160”). This statement establishes accounting and reporting standards for non-controlling interests in consolidated financial statements. Early adoption is prohibited. The Company is required to adopt SFAS 160 effective August 1, 2009. The Company does not expect that the adoption of SFAS 160 will have a material impact on its financial position or results of operations.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides a summary of the restructuring activities and related liabilities recorded in accrued liabilities in the consolidated balance sheet:

	Accrual as of			Accrual as of
	July 31,	Restructuring	Cash	July 31,
	2008	Charges	Paid	2009
	(In thousands)

Severance and professional fees	$—	$1,138	$(1,138)	$—
Facility exit costs	—	309	(115)	194

Total	$—	$1,447	$(1,253)	$194

3.	Intangible Assets

The following table presents details of the Company’s total purchased intangible assets:

	As of July 31, 2009
	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
			(In thousands)

Intangible Assets, net
Existing Technology	4 years	$9,283	$(3,593)	$5,690
Patents/Core Technology	4 years	3,046	(1,178)	1,868
Customer Contracts	6 to 7 years	5,083	(1,185)	3,898
Support Agreements	5 to 6 years	2,717	(741)	1,976
Tradenames/Trademarks	5 years	600	(164)	436
Non-Compete Agreements	2 years	712	(489)	223

Total		$21,441	$(7,350)	$14,091

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of July 31, 2008
	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
			(In thousands)

Intangible Assets, net
Existing Technology	4 years	$9,283	$(1,272)	$8,011
Patents/Core Technology	4 years	3,046	(417)	2,629
Customer Contracts	6 to 7 years	5,083	(349)	4,734
Support Agreements	5 to 6 years	2,717	(199)	2,518
Tradenames/Trademarks	5 years	600	(44)	556
Non-Compete Agreements	2 years	712	(133)	579

Total		$21,441	$(2,414)	$19,027

During the fiscal years ended July 31, 2009 and 2008, the Company recorded $4.9 million and $2.4 million, respectively, of amortization expense related to its purchased intangible assets. No amortization expense was recorded in the fiscal year ended July 31, 2007.

The estimated future amortization expense of purchased intangible assets as of July 31, 2009 is as follows:

Amount
(In thousands)

Years ending July 31,
2010	$4,804
2011	4,555
2012	2,917
2013	1,259
Thereafter	556

Total	$14,091

4.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period that are not subject to vesting provisions. Diluted net loss per common share is calculated by giving effect to all potential dilutive common shares. The following table sets forth the computation of net loss per share:

	Years Ended July 31,
	2009	2008	2007
	(In thousands, except per share data)

Net loss	$(23,413)	$(17,124)	$(24,382)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	84,612	79,467	34,808

Basic and diluted net loss per common share	$(0.28)	$(0.22)	$(0.70)

Common shares subject to repurchase are included in other accrued liabilities in the consolidated balance sheets.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following outstanding options, common stock subject to repurchase, restricted stock awards, and common stock warrants were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an antidilutive effect:

	July 31,
	2009	2008	2007
	(In thousands)

Options to purchase common stock	21,542	19,518	21,918
Common stock subject to repurchase	156	430	1,047
Restricted stock awards	2,859	3,365	271
Warrants to purchase common stock	—	—	556

5.	Short-Term Investments

Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

Balance at July 31, 2009
Corporate bonds and notes	$10,667	$41	$—	$10,708
U.S. government agency securities	63,720	144	(6)	63,858
U.S. treasury bills	995	1	—	996
Commercial paper	6,275	3	(1)	6,277

Total short-term investments	$81,657	$189	$(7)	$81,839

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

Balance at July 31, 2008
Corporate bonds and notes	$11,930	$5	$(23)	$11,912
U.S. government agency securities	44,724	19	(47)	44,696
Commercial paper	7,521	1	—	7,522

Total short-term investments	$64,175	$25	$(70)	$64,130

The cost basis and fair value of debt securities as of July 31, 2009 by contractual maturity, are presented below:

	July 31, 2009
	Cost	Fair
	Basis	Value
	(In thousands)

One year or less	$55,634	$55,781
One to two years	26,023	26,058

Total short-term investments	$81,657	$81,839

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary in accordance with FSP FAS 115-2. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

July 31, 2009
Commercial paper	$6,277	$(1)
U.S. government agencies	63,858	(6)

Total	$70,135	$(7)

Fair Value of Financial Instruments

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of July 31, 2009 and 2008 was approximately $41.3 million and $37.6 million, respectively, and approximates fair value.

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

As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active or alternative pricing sources with reasonable levels of price transparency and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, treasury bills and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.

As of July 31, 2009, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(In thousands)

Corporate bonds and notes	$10,708	$—	$10,708
U.S. government agency securities	63,858	—	63,858
U.S. treasury bills	996	—	996
Commercial paper	6,277	—	6,277
Money market funds	17,394	17,394	—

Total cash equivalents and short-term investments	99,233	$17,394	$81,839

Cash deposits with third-party financial institutions	23,904

Total cash, cash equivalents and short-term investments	$123,137

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Balance Sheet Components

The following tables provide details of selected balance sheet items:

	July 31,	July 31,
	2009	2008
	(In thousands)

Accounts Receivable, net
Trade accounts receivable	$33,856	$33,237
Less: Allowance for doubtful accounts	(390)	(558)

Total	$33,466	$32,679

	July 31,	July 31,
	2009	2008
	(In thousands)

Inventory
Raw materials	$486	$283
Finished goods	7,964	11,361

Total	$8,450	$11,644

	July 31,	July 31,
	2009	2008
	(In thousands)

Accrued Liabilities
Compensation and benefits	$6,777	$8,768
Inventory	5,145	1,033
Other	8,800	7,107

Total	$20,722	$16,908

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	July 31,	July 31,
	Useful Lives	2009	2008
		(In thousands)

Property and Equipment, net
Computer equipment	2 years	$7,220	$6,197
Computer software	2- 5 years	4,175	3,582
Machinery and equipment	2 years	7,160	5,032
Furniture and fixtures	5 years	1,765	863
Leasehold improvements	2-5 years	637	551

Total property and equipment, gross		20,957	16,225
Less: Accumulated depreciation and amortization		(13,531)	(9,044)

Total property and equipment, net		$7,426	$7,181

Depreciation and amortization expense totaled $4.7 million, $3.3 million, and $2.0 million, for the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue

Deferred revenue consists of the following:

	July 31,	July 31,
	2009	2008
	(In thousands)

Deferred Revenue
Product	$10,911	$9,351
Professional services and support	23,006	16,399
Ratable product and related services and support	737	1,393

Total deferred revenue, current	34,654	27,143
Professional services and support, long-term	8,487	6,563
Ratable product and related services and support, long-term	37	775

Total deferred revenue, long-term	8,524	7,338

Total deferred revenue	$43,178	$34,481

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

9.	Income Taxes

Income (loss) before income tax provision for the fiscal years ended July 31, 2009, 2008 and 2007 consists of the following:

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Domestic	$(24,762)	$(17,804)	$(24,144)
International	2,137	1,647	137

Loss before provision for income taxes	$(22,625)	$(16,157)	$(24,007)

The components of the provision for income taxes for the fiscal years ended July 31, 2009, 2008, and 2007 are as follows:

	Years Ended July 31,
	2009	2008	2007
	(In thousands)

Current
Federal	$15	$—	$—
State	260	281	25
Foreign	513	686	350

Total provision for income taxes	$788	$967	$375

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of July 31, 2009 and 2008 are as follows:

	As of July 31,
	2009	2008
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$18,863	$20,914
Research and development credits	9,988	6,986
Accruals and reserves	28,215	20,911

Total deferred tax assets	57,066	48,811
Valuation allowance	(54,879)	(45,337)

Net deferred tax assets	2,187	3,474

Deferred tax liabilities
Depreciation and amortization	(2,187)	(3,474)

Total deferred tax liabilities	(2,187)	(3,474)

Net deferred tax asset (liability)	$—	$—

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased approximately $9.5 million, $7.9 million, and $6.6 million, during the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

The differences between the provision for (benefit from) income taxes computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for 2009, 2008, and 2007, are as follows:

	Years Ended July 31,
	2009	2008	2007

Federal income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State income tax (benefit), net of federal benefit	—%	(3.7)%	(3.9)%
Foreign taxes	(1.2)%	0.6%	1.3%
Stock compensation and warrant expense	10.6%	7.7%	18.7%
Non-deductible expenses	(5.3)%	1.5%	0.7%
Research and developments credits	(8.6)%	(15.0)%	(9.6)%
Change in valuation allowance	41.9%	48.9%	28.4%

Total provision for income taxes	3.4%	6.0%	1.6%

As of the fiscal years ended July 31, 2009, 2008, and 2007, the Company had $84.1 million, $88.0 million, and $52.1 million, respectively, of federal net operating loss carryforwards and $71.1 million, $72.9 million, and $46.5 million, respectively, of state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2022 and 2013 for federal and state tax purposes, respectively. The reduction in net operating loss carryforwards for the fiscal year ended July 31, 2009 is due to the utilization of operation losses to

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offset taxable income. Approximately $36.4 million of federal net operating losses relates to stock compensation deductions in excess of book deductions, the tax effect of which would be credit to additional-paid-in-capital if realized. The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company may have a change in ownership, utilization of the carryforwards could be restricted.

The Company has research credit carryforwards for the fiscal years ended July 31, 2009, 2008, and 2007 of approximately $6.0 million, $3.7 million, and $3.3 million, respectively, for federal and $5.7 million, $4.8 million, and $2.9 million, respectively, for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2022. The California credit can be carried forward indefinitely.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of July 31, 2009 was insignificant.

Upon the adoption of FIN 48 on August 1, 2007, the Company had $1.9 million of unrecognized tax benefits, none of which would affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. At July 31, 2009, the Company had $5.1 million of unrecognized tax benefits, none of which would materially affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized tax benefits during the year is as follows:

Amount
(In thousands)

Balance at August 1, 2007	$1,903
Additions for tax positions related to current year	1,763
Reductions for tax positions related to prior year	—
Settlements	—

Balance at July 31, 2008	3,666
Additions for tax positions related to current year	1,458
Reductions for tax positions related to prior year	—
Settlements	—

Balance at July 31, 2009	$5,124

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

10.	Capital Stock

The Company’s Restated Certificate of Incorporation, as amended and restated in March 2007, authorizes the issuance of 350,000,000 shares of common stock with $0.0001 par value per share and 10,000,000 shares of preferred stock with $0.0001 par value per share. As of July 31, 2009, the Company had reserved 29,485,710 shares of common stock for issuance under its stock plans.

Certain common stock option holders have the right to exercise unvested options, subject to a repurchase right held by the Company, in the event of a voluntary or involuntary termination of employment of the shareholder. The

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash received from these exercises is initially recorded as a liability and is subsequently reclassified to common stock as the shares vest. As of July 31, 2009, 2008 and 2007, a total of 156,382, 429,570, and 1,046,599, respectively, shares of common stock were subject to repurchase by the Company at the original exercise price of the related stock options. The corresponding exercise value of $0.4 million, $0.8 million, and $1.4 million as of July 31, 2009, 2008, and 2007, respectively, is recorded in accrued liabilities.

The activity of non-vested shares acquired through early exercise of unvested options granted to employees is as follows:

Non-Vested Shares	Shares

Non-vested as of July 31, 2007	1,046,599
Early exercise of options	131,748
Vested	(682,131)
Forfeited	(66,646)

Non-vested as of July 31, 2008	429,570
Early exercise of options	13,333
Vested	(268,188)
Forfeited	(18,333)

Non-vested as of July 31, 2009	156,382

Stock Repurchase Program

On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and shall not exceed $2.5 million per quarter. Shares are retired upon repurchase. During the fiscal year ended July 31, 2009, the Company purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. The Company is authorized to purchase up to an additional $6.9 million worth of shares under this program as of July 31, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

11.	Stock Option and Other Benefit Plans

2002 Stock Plan

The Company’s 2002 Stock Plan (“2002 Plan”) was adopted by its board of directors and approved by its stockholders in April 2002. The administration and features of the 2002 Plan and the terms of the options granted under the plan are substantially similar to the corresponding features of the 2007 Equity Incentive Plan.

As provided by the 2007 Equity Incentive Plan, 3,881,664 shares, representing all remaining shares reserved for issuance under the 2002 Plan, were transferred to the 2007 Plan upon the closing of the IPO. However, the 2002 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under such plan.

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

The Company reserved the following shares of common stock for issuance under the 2007 Plan:

•	all shares of the Company’s common stock reserved under the 2002 Plan which have been reserved but not issued or subject to outstanding grants, up to a maximum of 7,000,000 shares; and

•	any shares of the Company’s common stock issued under the 2002 Plan that are returned to the 2002 Plan as a result of the termination of options or that are repurchased by the Company pursuant to the terms of the plan, up to a maximum of 10,000,000 shares.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value(4)

Balance at July 31, 2006	3,013,607	14,992,764	$1.70
Shares reserved for issuance	9,800,000	—
Issuance of share awards and units	(366,990)	—
Options granted
At fair value(1)	(10,303,200)	10,303,200	5.98	$2.85
In excess of fair value(2)	(10,000)	10,000	19.25	7.88
Options exercised	—	(2,338,566)	1.72			$8,489,885
Options repurchased	175,721	—	0.40
Options cancelled	1,049,787	(1,049,787)	2.90

Balance at July 31, 2007	3,358,925	21,917,611	3.66		8.80
Shares reserved for issuance	3,846,366	—
Restricted stock awards granted	(3,671,208)	—
Restricted stock awards cancelled	293,255	—
Options granted	(2,994,860)	2,994,860	8.35	3.71
Options granted in purchase acquisition	—	155,409	0.72	4.63
Options exercised	—	(3,279,536)	1.76			39,772,972
Options repurchased	66,646	—	0.74
Options cancelled	2,270,342	(2,270,342)	5.97

Balance at July 31, 2008	3,169,466	19,518,002	4.41		7.43	44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(1,626,631)	—
Restricted stock awards cancelled	565,582	—
Options granted	(10,491,975)	10,491,975	3.82	$1.55
Options exercised	—	(1,436,068)	1.35			4,874,878
Options repurchased	18,333	—	0.49
Options cancelled	7,031,994	(7,031,994)	7.48

Balance at July 31, 2009	2,808,576	21,541,915	$3.32		6.68	$120,621,047

Options vested and expected to vest as of July 31, 2009(3)		20,181,021	$3.27		6.68	$114,099,660
Options exercisable as of July 31, 2009		8,391,669	$2.69		6.67	$52,420,315

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Options granted at fair value represent options whose exercise price equals the estimated fair value of the common stock on the date of the grant.

(2)	Options granted in excess of fair value represent options whose exercise price is greater than the estimated fair value of the common stock on the date of the grant.

(3)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

(4)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

As of July 31, 2009, $38.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 2.56 years.

In the fiscal years ended July 31, 2008 and 2007, the Company modified the terms of 55,833 and 278,793 shares respectively, underlying certain outstanding options held by certain employees. As a result of the modification to the terms of these stock awards, the Company recognized additional compensation expense of $0.4 million and $1.1 million for the fiscal years ended July 31, 2008 and 2007, respectively. With the exception of the stock option exchange program discussed below, no other options held by employees were modified during the fiscal year ended July 31, 2009.

Stock Option Exchange Program

On February 17, 2009, the Company commenced an exchange offer to allow certain of its employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. The new options had an exercise price of $2.91, equal to the closing price per share of the Company’s common stock on March 17, 2009. Stock options held by eligible employees with exercise prices above this closing price were eligible for the exchange offer. Generally, all employees who held options, other than the Company’s board members, Section 16 officers and employees located in China, France, India or the Netherlands, were eligible to participate in the program.

The number of shares of common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a new vesting schedule in which one-third of the shares subject to each new option grant will vest on the one-year anniversary of the new grant date with the remaining shares vesting in equal monthly installments over the following two years. The new options have a maximum term of seven years following the new grant date. The Company will recognize $3.4 million in incremental stock-based compensation expense over the vesting period of the new grants. The Company recognized $0.4 million in incremental stock-based compensation expense arising from the new options that were issued as part of the exchange offer.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Award Activity

The following table summarizes information about unvested restricted stock awards and units:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share

Balance at July 31, 2007	270,700	17.43
Awards granted	3,671,208	6.78
Awards vested	(283,703)	12.31
Awards cancelled	(293,255)	10.92

Balance at July 31, 2008	3,364,950	$6.81
Awards granted	1,626,631	4.67
Awards vested	(1,566,715)	5.86
Awards cancelled	(565,582)	6.31

Balance at July 31, 2009	2,859,284	$6.21

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. The weighted average grant date fair value of the awards granted during the fiscal years ended July 31, 2009 and 2008 was $7.6 million and $24.9 million, respectively. Stock-based compensation related to these awards for the fiscal years ended July 31, 2009, 2008 and 2007 was $10.2 million, $5.4 million, and $0.2 million, respectively. As of July 31, 2009, $13.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 1.8 years.

Options and Awards Granted to Non-Employees

During the fiscal years ended July 31, 2009, 2008, and 2007, the Company issued fully vested stock awards of 73,975, 31,286, and 50,000, shares, respectively, to consultants. The estimated fair value of the awards measured on the date of the awards was $0.3 million, $0.4 million, and $0.5 million, for the awards granted during the fiscal years ended July 31, 2009, 2008, and 2007, respectively.

In June 2008, the Company granted a restricted stock award of 15,000 shares to one of its board members in exchange for consulting services. The estimated fair value of the award measured on the date of the award was $0.1 million. The award vested in full in June 2009.

During the fiscal year ended July 31, 2007, the Company granted stock options to purchase 10,000 shares, to consultants in exchange for services. These options vest over a period of up to four years and have exercise prices ranging from $0.12 to $3.63 per share. The Company recognizes stock compensation expense on a straight line basis over the vesting periods of the underlying awards based on an estimate of their fair value using the Black-Scholes option pricing model with a contractual life of 10 years, volatility of 56%, and risk-free interest rates of 2.40% to 5.08%. The fair value of stock options granted to non-employees is re-measured at each reporting date. The stock-based compensation expense related to these grants will fluctuate as the estimated fair value of the common stock fluctuates over the period from the grant date to the vesting date. The Company recorded stock-based compensation expense related to these awards of $0.5 million during the fiscal year ended July 31, 2007. There were no stock options granted to consultants during the fiscal years ended July 31, 2009 and 2008.

In March 2007, the Company contributed 100,000 shares of fully vested common stock to a charitable foundation. The aggregate cash consideration for these shares was $10 and $1.4 million in fair value was recorded within stockholders’ equity and as a general and administrative expense during the fiscal year ended July 31, 2007.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In December 2006, the Company’s board of directors approved the Employee Stock Purchase Plan (“ESPP”). Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two year offering period with purchase dates at the end of each six-month purchase period. The first offering period under the ESPP commenced in March 2007. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year. The ESPP is compensatory and results in compensation expense under SFAS 123R. A total of 3,838,452 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2009. Compensation expense recognized in connection with the ESPP was $2.6 million, $3.0 million and $0.6 million for the fiscal years ended July 31, 2009, 2008 and 2007, respectively.

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 2, 2008
Shares issued	490,053
Weighted average purchase price per share	$4.58
Purchase date	March 2, 2009
Shares issued	624,458
Weighted average purchase price per share	$2.33

During the fiscal year ended July 31, 2009, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company will recognize $0.3 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.1 million in incremental stock-based compensation expense arising from the award modification for the fiscal year ended July 31, 2009.

During the fiscal year ended July 31, 2008, the Company modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the plan. Consequently, the Company will recognize $2.6 million in incremental stock-based compensation expense over the vesting period. The Company recognized $1.0 million in incremental stock-based compensation expense arising from the award modification for the fiscal year ended July 31, 2008.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Disclosures

The total fair value of options and share awards vested in each of the fiscal years ended July 31, 2009, 2008, and 2007 was $15.9 million, $7.3 million, and $7.2 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2009	2008	2007

Assumptions
Risk-free interest rate	2.0%	3.2%	4.7%
Expected term (in years)	4.2	4.3	4.3
Dividend yield	—	—	—
Volatility	66%	51%	53%
Weighted average fair value of options granted	$1.55	$3.67	$2.86

Employee Stock Purchase Plan

	Years Ended July 31,
	2009	2008	2007

Assumptions
Risk-free interest rate	0.5% to 2.3%	1.5% to 4.2%	4.2% to 5.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.4 to 2.0
Dividend yield	—	—	—
Volatility	53% to 101%	43% to 65%	43% to 48%
Weighted average fair value of stock purchase rights granted	$1.51	$2.43	$4.18

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

Stock-based Expenses

Total stock-based compensation for the fiscal years ended July 31, 2009, 2008 and 2007 was $24.6 million, $19.3 million, and $12.7 million, respectively. The Company did not capitalize stock-based compensation during the fiscal year ended July 31, 2009 due to the amount qualifying for capitalization being immaterial.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

12.	Segment Information

The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business segment and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed to geographic location based on the ship-to location of the Company’s customers.

The Company’s assets are primarily located in the United States of America and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Years Ended July 31,
	2009	2008	2007
		(In thousands)

United States	$129,991	$118,647	$84,878
Europe, Middle East and Africa	34,178	31,149	20,710
Asia Pacific	27,023	20,231	13,301
Rest of World (including Japan)	8,067	8,233	8,610

Total	$199,259	$178,260	$127,499

13.	Commitments and Contingencies

Legal Matters

On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint seeks unspecified monetary damages and injunctive relief. On September 8, 2008, the Company filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims seek unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. The trial is scheduled to commence on January 11, 2010.

Although the Company intends to vigorously defend against all of these claims, intellectual property litigation is expensive and time-consuming, regardless of the merits of any claim, and could divert management’s attention

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from operating the Company’s business. Because of the inherent uncertainties of litigation, the outcome of this action could be unfavorable. At this time, the Company is unable to estimate the potential financial impact this action could have on the Company.

The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above there were no claims as of July 31, 2009 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2016. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the fiscal years ended July 31, 2009, 2008, and 2007 was $3.0 million, $2.3 million, and $1.6 million, respectively. On August 12, 2009, the Company signed a lease amendment for property located in Sunnyvale, California. The lease expires on July 31, 2016. On September 22, 2009, the Company signed a new lease agreement for property also located in Sunnyvale, California. The lease expires on July 31, 2016.

Future minimum lease payments under non-cancelable operating leases, including the two new leases signed in August and September 2009, are as follows:

Operating
Leases
(In thousands)

Year Ending July 31,
2010	$3,971
2011	2,321
2012	1,967
2013	2,017
2014	2,077
Thereafter	4,343

Total minimum payments	$16,696

Employee Agreements

The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.

Warranties

The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 12-15 months from the date of purchase. Beginning in the fourth quarter of fiscal year 2009, the Company announced a lifetime warranty program on certain access points, in which customers were entitled to a lifetime warranty on certain access points purchased subsequent to the announcement of the program.

The Company warrants that any media on which its software products are recorded will be free from defects in materials and workmanship under normal use for a period of 90 days from the date the products are delivered to the end customer. In addition, the Company warrants that its hardware products will substantially conform to the Company’s published specifications.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(In thousands)

Balance as of July 31, 2007	$85
Provision	60
Obligations fulfilled during period	(20)

Balance as of July 31, 2008	$125
Provision	256
Obligations fulfilled during period	(223)

Balance as of July 31, 2009	$158

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and other suppliers. The Company had $14.9 million and $12.4 million in non-cancelable purchase commitments with these providers as of July 31, 2009 and 2008, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2009 and 2008.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

See Report on Management’s Assessment of Internal Control Over Financial Reporting on page 52. The effectiveness of our internal control over financial reporting as of July 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2009.

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

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(In thousands)

Fiscal year ended July 31, 2007
Allowance for doubtful accounts	$352	$199	$(44)	$507
Sales returns	273	286	(265)	294
Fiscal year ended July 31, 2008
Allowance for doubtful accounts	507	283	(232)	558
Sales returns	294	473	(420)	347
Fiscal year ended July 31, 2009
Allowance for doubtful accounts	558	138	(306)	390
Sales returns	$347	$972	$(799)	$520

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 6th day of October 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	October 6, 2009

/s/ Steffan Tomlinson Steffan Tomlinson	Chief Financial Officer (Principal Accounting and Financial Officer)	October 6, 2009

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Chief Technology Officer and Director	October 6, 2009

/s/ Bernard Guidon Bernard Guidon	Director	October 6, 2009

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	October 6, 2009

/s/ Michael R. Kourey Michael R. Kourey	Director	October 6, 2009

/s/ Doug Leone Doug Leone	Director	October 6, 2009

/s/ Willem P. Roelandts Willem P. Roelandts	Director	October 6, 2009

/s/ Shirish S. Sathaye Shirish S. Sathaye	Director	October 6, 2009

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	October 6, 2009

EXHIBIT INDEX

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

2	.1*	Agreement and Plan of Reorganization, dated as of January 4, 2008	Current Report on Form 8-K	January 9, 2008
3	.1*	Restated Certificate of Incorporation of Registrant	Current Report on Form 8-K	April 5, 2007
3	.2*	Amended and Restated Bylaws of Registrant	Current Report on Form 8-K	February 17, 2009
4	.1*	Specimen common stock certificate	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
4	.2*	Amended and Restated Investors’ Rights Agreement, dated September 6, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.1*	Form of Indemnification Agreement	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
10	.2‡*	AirWave Wireless, Inc. 2000 Stock Plan	Registration Statement on Form S-8 (File No. 333-149945)	March 28, 2008
10	.3A‡*	2002 Stock Plan of Registrant, as amended	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.3B‡*	Forms of Stock Option Agreements under the 2002 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2007
10	.4A‡*	2007 Equity Incentive Plan of Registrant as amended	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008	December 10, 2008
10	.4B‡*	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.4C‡*	2007 Equity Incentive Plan Form of Stock Option Agreement for Participants Outside the U.S.	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009	March 12, 2009
10	.4D*	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008	December 10, 2008
10	.4E‡*	Forms of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008	June 6, 2008
10	.5A‡*	Employee Stock Purchase Plan, amended and restated February 13, 2009	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009	March 12, 2009
10	.5B‡*	Form of Subscription Agreement under the Employee Stock Purchase Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.6‡*	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic P. Orr	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.7‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic P. Orr

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.8‡*	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.9‡*	Employment offer letter, dated July 18, 2006, between Registrant and Sriram Ramachandran	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.10‡	Amendment to Offer Letter, dated December 2008, between Registrant and Sriram Ramachandran
10	.11‡*	Employment offer letter, dated July 14, 2005, between Registrant and Steffan Tomlinson	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.12‡	Amendment to Offer Letter, dated December 2008, between Registrant and Steffan Tomlinson
10	.13†*	Offer Letter to Hitesh Sheth, dated July 16, 2009	Current Report on Form 8-K	August 17, 2009
10	.14*	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	Current Report on Form 8-K	December 6, 2007
10.15		First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California
10	.16*	Sublease Agreement, dated September 10, 2004, for 1322 Crossman Ave., Sunnyvale, California	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10.17		Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California
10	.18*	Flextronics Manufacturing Services Agreement, dated January 1, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.19*	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 20, 2007
10	.20*	Software License Agreement, dated January 11, 2006, between Registrant and Broadcom Corporation	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.21†*	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007
10	.22†*	Amendment No. 1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.23*	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc. (“RMI”)	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009	March 12, 2009
10	.24*	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, by and between Registrant and RMI	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009	March 12, 2009
21.1		List of subsidiaries of Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.

‡	Indicates management compensatory plan, contract or arrangement.