Form 10-Q
period 2009-10-31
ARUBA NETWORKS, INC.
filed 2009-12-04
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 30, 2009 was 88,422,996.

ARUBA NETWORKS INC.
INDEX

Item 1. Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	July 31,
	2009	2009
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$44,056	$41,298
Short-term investments	91,556	81,839
Accounts receivable, net	32,978	33,466
Inventory	9,154	8,450
Deferred costs	6,964	5,152
Prepaids and other	3,201	2,350

Total current assets	187,909	172,555

Property and equipment, net	7,026	7,426
Goodwill	7,656	7,656
Intangible assets, net	12,858	14,091
Other assets	1,434	1,326

Total assets	$216,883	$203,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,330	$930
Accrued liabilities	40,244	20,722
Income taxes payable	743	610
Deferred revenue	39,973	34,654

Total current liabilities	83,290	56,916

Deferred revenue	9,543	8,524
Other long-term liabilities	647	29

Total liabilities	93,480	65,469

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, 2009 and July 31, 2009; 88,257 and 86,744 shares issued and outstanding at October 31, 2009 and July 31, 2009	9	9
Additional paid-in capital	289,492	279,026
Accumulated other comprehensive income	210	182
Accumulated deficit	(166,308)	(141,632)

Total stockholders’ equity	123,403	137,585

Total liabilities and stockholders’ equity	$216,883	$203,054

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2009	2008
	(in thousands, except per share data)
Revenues
Product	$47,198	$43,868
Professional services and support	10,143	8,137
Ratable product and related professional services and support	255	441

Total revenues	57,596	52,446

Cost of revenues
Product	16,432	16,605
Professional services and support	2,079	1,933
Ratable product and related professional services and support	86	155

Total cost of revenues	18,597	18,693

Gross profit	38,999	33,753

Operating expenses
Research and development	11,796	10,423
Sales and marketing	24,740	24,661
General and administrative	7,132	5,285
Litigation settlement expense	19,750	—

Total operating expenses	63,418	40,369

Operating loss	(24,419)	(6,616)

Other income (expense), net
Interest income	211	648
Other income (expense), net	(96)	(316)

Total other income (expense), net	115	332

Loss before provision for income taxes	(24,304)	(6,284)

Provision for income taxes	372	93

Net loss	$(24,676)	$(6,377)

Net loss per common share, basic and diluted	$(0.28)	$(0.08)

Shares used in computing basic and diluted net loss per common share	87,489	83,071

Stock-based compensation expense included in above:
Cost of revenues	$318	$266
Research and development	2,131	2,103
Sales and marketing	3,021	2,790
General and administrative	$2,349	$1,334
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2009	2008
	(in thousands)
Cash flows from operating activities
Net loss	$(24,676)	$(6,377)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,494	2,268
Provision for doubtful accounts	21	40
Write downs for excess and obsolete inventory	446	851
Compensation related to stock options and share awards	7,819	6,493
Accretion/ (amortization) of purchase discounts on short-term investments	81	(104)
Loss/ (gain) on disposal of fixed assets	8	(20)
Excess tax benefit associated with stock-based compensation	(46)	—
Changes in operating assets and liabilities:
Accounts receivable	467	358
Inventory	(1,469)	(3,552)
Prepaids and other	(850)	754
Deferred costs	(1,816)	201
Other assets	36	219
Accounts payable	1,346	1,328
Deferred revenue	6,339	2,064
Other current and noncurrent liabilities	20,107	1,028
Income taxes payable	179	24

Net cash provided by operating activities	10,486	5,575

Cash flows from investing activities
Purchases of short-term investments	(15,730)	(11,446)
Proceeds from sales and maturities of short-term investments	5,820	12,241
Purchases of property and equipment	(497)	(1,070)

Net cash used in investing activities	(10,407)	(275)

Cash flows from financing activities
Proceeds from issuance of common stock	2,631	3,134
Repurchase of common stock under stock repurchase program	—	(991)
Excess tax benefit associated with stock-based compensation	46	—

Net cash provided by financing activities	2,677	2,143

Effect of exchange rate changes on cash and cash equivalents	2	—

Net increase in cash and cash equivalents	2,758	7,443

Cash and cash equivalents, beginning of period	41,298	37,602

Cash and cash equivalents, end of period	$44,056	$45,045

Supplemental disclosure of cash flow information
Income taxes paid	$281	$48
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on October 6, 2009. The July 31, 2009 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2009 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2009, its results of operations for the three months ended October 31, 2009 and 2008, and its cash flows for the three months ended October 31, 2009 and 2008. The results for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2010.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
The Company has evaluated subsequent events through December 4, 2009, which is the date these consolidated financial statements were issued.
2. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
As of October 31, 2009	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(4,173)	$5,110
Patents/Core Technology	4 years	3,046	(1,369)	1,677
Customer Contracts	6 to 7 years	5,083	(1,394)	3,689
Support Agreements	5 to 6 years	2,717	(877)	1,840
Tradenames/Trademarks	5 years	600	(193)	407
Non-Compete Agreements	2 years	712	(577)	135

Total		$21,441	$(8,583)	$12,858

	Estimated	Gross	Accumulated	Net
As of July 31, 2009	Useful Lives	Value	Amortization	Value
		(in thousands)
Intangible Assets, net
Existing Technology	4 years	$9,283	$(3,593)	$5,690
Patents/Core Technology	4 years	3,046	(1,178)	1,868
Customer Contracts	6 to 7 years	5,083	(1,185)	3,898
Support Agreements	5 to 6 years	2,717	(741)	1,976
Tradenames/Trademarks	5 years	600	(164)	436
Non-Compete Agreements	2 years	712	(489)	223

Total		$21,441	$(7,350)	$14,091

The Company recorded approximately $1.2 million of amortization expense related to its purchased intangible assets during each of the three months ended October 31, 2009 and 2008.
The estimated future amortization expense of purchased intangible assets as of October 31, 2009 is as follows:

Amount
(in thousands)
Remaining nine months of fiscal 2010	$3,571
Years ending July 31,
2011	4,555
2012	2,917
2013	1,259
2014	556

Total	$12,858

3. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including options and common stock subject to repurchase unless the result is anti-dilutive. The following table sets forth the computation of net loss per share:

	Three months ended October 31,
	2009	2008
	(in thousands, except per share data)

Net loss	$(24,676)	$(6,377)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	87,489	83,071

Basic and diluted net loss per common share	$(0.28)	$(0.08)

Common shares subject to repurchase are included in other accrued liabilities in the consolidated balance sheets.

The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	As of October 31,
	2009	2008
	(in thousands)
Options to purchase common stock	22,391	18,645
Common stock subject to repurchase	111	327
Restricted stock awards	2,784	3,725
4. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
Balance at October 31, 2009
Corporate bonds and notes	$8,869	$42	$(1)	$8,910
U.S. government agency securities	70,216	149	—	70,365
U.S. treasury bills	5,985	8	—	5,993
Commercial paper	6,276	12	—	6,288

Total short-term investments	$91,346	$211	$(1)	$91,556

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
		(in thousands)
Balance at July 31, 2009
Corporate bonds and notes	$10,667	$41	$—	$10,708
U.S. government agency securities	63,720	144	(6)	63,858
U.S. treasury bills	995	1	—	996
Commercial paper	6,275	3	(1)	6,277

Total short-term investments	$81,657	$189	$(7)	$81,839

The cost basis and fair value of debt securities as of October 31, 2009, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
October 31, 2009
One year or less	$83,534	$83,708
One to two years	7,812	7,848

Total short-term investments	$91,346	$91,556

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the three months ended October 31, 2009.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
October 31, 2009
Corporate bonds and notes	$2,400	$(1)
Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of October 31, 2009 and July 31, 2009 was approximately $44.1 million and $41.3 million, respectively, and approximated fair value.
Short-term investments consist of corporate bonds and notes, U.S government agency securities, U.S. treasury bills, and commercial paper and is recorded at fair value. The Company defines fair value as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active or alternative pricing sources with reasonable levels of price transparency and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, treasury bills and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.
As of October 31, 2009, the fair value measurements of our cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$8,910	$—	$8,910
U.S. government agency securities	70,365	—	70,365
U.S. treasury bills	5,993	—	5,993
Commercial paper	6,288	—	6,288
Money market funds	22,887	22,887	—

Total cash equivalents and short-term investments	114,443	$22,887	$91,556

Cash deposits with third-party financial institutions	21,169

Total cash, cash equivalents and short-term investments	$135,612

5. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2009	2009
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$33,378	$33,856
Less: Allowance for doubtful accounts	(400)	(390)

Total	$32,978	$33,466

	October 31,	July 31,
	2009	2009
	(in thousands)
Inventory
Raw materials	$448	$486
Finished goods	8,706	7,964

Total	$9,154	$8,450

	October 31,	July 31,
	2009	2009
	(in thousands)
Accrued Liabilities
Compensation and benefits	$6,462	$6,777
Inventory	5,782	5,145
Litigation settlement	19,750	—
Other	8,250	8,800

Total	$40,244	$20,722

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	October 31,	July 31,
	Useful Lives	2009	2009
		(in thousands)
Property and Equipment, net
Computer equipment	2 years	$7,008	$7,220
Computer software	2- 5 years	4,379	4,175
Machinery and equipment	2 years	7,623	7,160
Furniture and fixtures	5 years	1,765	1,765
Leasehold improvements	2-5 years	647	637

Total property and equipment, gross		21,422	20,957
Less: Accumulated depreciation and amortization		(14,396)	(13,531)

Total property and equipment, net		$7,026	$7,426

7. Deferred Revenue
Deferred revenue consists of the following:

	October 31,	July 31,
	2009	2009
	(in thousands)
Deferred Revenue
Product	$16,435	$10,911
Professional services and support	23,019	23,006
Ratable product and related services and support	519	737

Total deferred revenue, current	39,973	34,654

Professional services and support, long-term	9,543	8,487
Ratable product and related services and support, long-term	—	37

Total deferred revenue, long-term	9,543	8,524

Total deferred revenue	$49,516	$43,178

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue was primarily due to a $4.6 million increase in the amount of inventory stocked by the Company’s value-added distributors (“VADs”), in line with the Company’s overall indirect channel strategy. The Company will not recognize revenue for the deferred product revenue held by the VADs until it receives persuasive evidence from the VADs of a sale to an end customer.
Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period.
Deferred ratable product and related services and support revenue consists of revenue on transactions where vendor-specific objective evidence (“VSOE”) of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to five years.
8. Income Taxes
For the three months ended October 31, 2009 and 2008, the Company generated operating losses. However, while the Company generated consolidated book and federal tax losses for the three months ended October 31, 2009, it generated taxable income in certain foreign jurisdictions. For the three months ended October 31, 2008, the Company generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based on the available objective evidence, including the fact that the Company has generated losses since inception and continues to incur a loss, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets generated primarily in the U.S.
The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.
9. Equity Incentive Plans and Common Stock
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

Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity for the three months ended October 31, 2009:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
Balance at July 31, 2009	2,808,576	21,541,915	$3.32		6.68	$120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(346,068)	—
Restricted stock awards cancelled	65,592	—
Options granted	(1,249,830)	1,249,830	8.15	$4.51
Options exercised	—	(305,876)	2.12			2,097,421
Options cancelled	94,806	(94,806)	5.05

Balance at October 31, 2009	5,710,271	22,391,063	$3.60		6.42	$96,102,807

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options for the three months ended October 31, 2009 and 2008 was $3.2 million and $3.1 million, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity for the three months ended October 31, 2009:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
Balance at July 31, 2009	2,859,284	$6.21
Awards granted	346,068	8.82
Awards vested	(355,559)	6.59
Awards cancelled	(65,592)	5.13

Balance at October 31, 2009	2,784,201	$6.51

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three months ended October 31, 2009 and 2008 was $3.8 million and $2.9 million, respectively.
Employee Stock Purchase Plan Activity
During the three months ended October 31, 2009, 851,949 shares were purchased at an average per share price of $2.34. Compensation expense recognized in connection with the ESPP for the three months ended October 31, 2009 and 2008 was $0.8 million and $0.5 million, respectively.
During the three months ended October 31, 2009, the Company modified the terms of certain existing awards under its ESPP as a result of employees who previously participated in ESPP and subsequently elected to increase their contribution. Consequently, the Company will recognize $1.2 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.2 million in incremental stock-based compensation expense arising from the award modification for the three months ended October 31, 2009.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended October 31,
	2009	2008
Assumptions
Risk-free interest rate	1.9%	2.6%
Expected term (in years)	4.3	4.2
Dividend yield	—	—
Volatility	70%	57%
Employee Stock Purchase Plan

Three months ended October 31,
	2009	2008
Assumptions
Risk-free interest rate	0.2% - 1.0%	1.9% - 2.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Dividend yield	—	—
Volatility	63% - 81%	53% - 69%
Weighted average fair value of stock purchase rights granted	$2.82 - $4.55	$2.00 - $2.79
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its options, the post vesting cancellation history of its options and the options’ contractual terms. The contractual term of options granted from inception of the Company through August 16, 2007 was generally 10 years. On August 17, 2007, the Company’s Compensation Committee revised the 2007 Plan to provide for a contractual term of seven years on all option grants on or after such date. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group, the selection of which was based on industry data to determine the expected term. Similarly, the Company computes expected volatility based on its historical volatility and the historical volatility of these comparable companies. The Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Expenses
Total stock-based compensation for the three months ended October 31, 2009 and 2008 was $7.8 million and $6.5 million, respectively. The Company did not capitalize stock-based compensation during the three months ended October 31, 2009, due to the amount qualifying for capitalization being immaterial.
Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and shall not exceed $2.5 million per quarter. Shares are retired upon repurchase. The Company did not make any purchases under this program during the three months ended October 31, 2009. The Company is authorized to purchase up to an additional $5.0 million worth of shares under this program as of October 31, 2009. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

10. Comprehensive Loss
Comprehensive loss includes the following:

	Three months ended October 31,
	2009	2008
	(in thousands)
Net loss	$(24,676)	$(6,377)
Change in unrealized gain/ (loss) on short-term investments	28	(118)

Comprehensive loss	$(24,648)	$(6,495)

11. Segment Information and Significant Customers
The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment. The Company and its Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the U.S. and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.
The following presents total revenue by geographic region:

	Three months ended October 31,
	2009	2008
	(in thousands)
United States	$33,616	$35,720
Europe, Middle East and Africa	7,632	9,090
Asia Pacific	12,506	5,621
Rest of World (including Japan)	3,842	2,015

Total	$57,596	$52,446

The following table presents significant channel partners as a percentage of total revenues:

	Three months ended October 31,
	2009	2008

Alcatel-Lucent	10.6%	9.9%
Avnet Logistics, U.S. LP	11.8%	6.8%
ScanSource, Inc. (Catalyst)	13.3%	7.5%
Westcon Group, Inc.	11.2%	5.8%
12. Commitments and Contingencies
Legal Matters
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against the Company in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. The Company filed its response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint sought unspecified monetary damages and injunctive relief. On September 8, 2008, the Company filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc (collectively “Motorola”). The counterclaims sought unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary. On November 4, 2009, the Company entered into a Patent Cross License and Settlement Agreement (the “Settlement Agreement”) with Motorola. Pursuant to the Settlement Agreement, the Company and Motorola agreed to:
•	jointly execute and file dismissals of patent infringement actions brought in the United States District Court for the District of Delaware involving U.S. Patent Nos. 7,173,922; 7,173,923; 6,973,622; 6,625,454; and 7,359,676; 7,295,524 and 7,376,113;

•	release one another of all claims;
•	provide one another with seven year licenses to each of their respective 802.11 Wireless LAN patent portfolios; and
•	provide one another a covenant not to assert any patent claims against one another’s current products and commercially reasonable extensions thereof for four years.
As part of the Settlement Agreement, the Company agreed to pay Motorola $19.8 million.
The determination of the appropriate accounting treatment for the Settlement Agreement depends to a large extent upon the ability to reliably value the benefits received. This, in turn, requires that significant judgment be exercised in arriving at certain estimates and assumptions. The elements of the Settlement Agreement that potentially represented benefits to the Company were comprised of 1) a general release of any and all asserted and potential infringement claims, 2) license grants to each asserted patent, and 3) a dismissal of the litigation between the two parties. The Company concluded that there was no potential future use of the subject license grants as the Company does not plan to utilize the license grants in any current or future products, and the general release and litigation dismissal benefits were period costs with no future use. Therefore, the Company ascribed no future value to the Settlement Agreement. As a result, the Company recorded a $19.8 million charge during the first quarter of fiscal 2010 for book and tax purposes.
The Company could become involved in additional litigation from time to time relating to claims arising out of its ordinary course of business. Other than described above, there were no claims as of October 31, 2009 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Nine months remaining in fiscal 2010	$3,103
Year Ending July 31,
2011	2,321
2012	1,967
2013	2,017
2014	2,077
2015	2,141
Thereafter	2,203

Total minimum payments	$15,829

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $16.4 million and $14.9 million in non-cancelable purchase commitments with these providers as of October 31, 2009 and July 31, 2009, respectively. The Company expects to sell all products that it has committed to purchase from these providers.

Warranties
The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 12-15 months from the date of purchase. Beginning in the fourth quarter of fiscal year 2009, the Company announced a lifetime warranty program on certain access points, in which customers are entitled to a lifetime warranty on certain access points purchased subsequent to the announcement of the program.
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
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
Balance as of July 31, 2008	$125
Provision	256
Obligations fulfilled during period	(223)

Balance as of July 31, 2009	158
Provision	95
Obligations fulfilled during period	(51)

Balance as of October 31, 2009	$202

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2009 and July 31, 2009.
13. Recent Accounting Pronouncements
In October 2009, FASB issued Accounting Standards Update (ASU) No. 2009-14, Topic 985: Certain Revenue Arrangements That Include Software Elements (a Consensus of the FASB Emerging Issues Task Force Issue (EITF)). ASU No. 2009-14 modifies ASC 985-605, Software Revenue, such that the following products would be considered non-software deliverables and therefore excluded from the scope of ASC 985-605:
•	Tangible products that contain software elements and non-software elements that function together to deliver the tangible product’s essential functionality.
•	Undelivered elements that are essential to the above described tangible product’s functionality.
In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements (a Consensus of the FASB EITF). ASU No. 2009-13 modifies ASC 605-25, Revenue Recognition — Multiple-Element Arrangements (formerly EITF 00-21). ASU No. 2009-13 requires an entity to allocate the revenue at the inception of an arrangement to all of its deliverables based on their relative selling prices. This guidance eliminates the residual method of allocation of revenue in multiple deliverable arrangements and requires the allocation of revenue based on the relative-selling-price method. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence, including, VSOE, third party evidence of selling price (TPE), or estimated selling price (ESP).

ASU No. 2009-13 and ASU No. 2009-14 must be adopted no later than the beginning of the Company’s fiscal year 2011 and early adoption is allowed and may be adopted either under the prospective method, whereby the guidance will apply to all revenue arrangements entered into or materially modified after the effective date, or under the retrospective application, whereby the guidance will apply to all revenue arrangements for all periods presented. An entity may elect to adopt ASU No. 2009-13 and ASU No. 2009-14 in a period other than their first reporting period of a fiscal year under the prospective method but must adjust the revenue of prior reported periods such that all new revenue arrangements entered into, or materially modified, during the fiscal year of adoption are accounted for under this guidance.
The adoption of ASU No. 2009-13 and ASU No. 2009-14 will allow the separation of deliverables under more arrangements which may result in less revenue deferral. For such arrangements, the application of the relative-selling price method of allocating the revenue of an arrangement and the elimination of the residual method of allocation may result in a different reallocation of revenue from product revenue, which is recognized upon delivery, to support revenue, which is recognized ratably over the support period.
The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.
On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The FASB ASC was effective for the Company’s financial statements for the quarter ended October 31, 2009. The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;
•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;
•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;
•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;
•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;
•	that international revenues will increase in absolute dollars compared to fiscal 2009 and remain consistent as a percentage of total revenues in future periods;
•	that, as our customer base grows over time, the proportion of our revenues represented by support revenues will increase;
•	that we will strategically hire employees throughout the company;
•	that we will continue to invest significantly in our research and development efforts;
•	that research and development expenses for fiscal 2010 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2009;
•	that we will continue to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development;
•	that we will continue to invest strategically in our sales and marketing efforts;
•	that sales and marketing expenses for fiscal 2010 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2009;
•	that general and administrative expenses for fiscal 2010 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2009;
•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;
•	that, as we expand internationally, we may incur additional costs to conform our products to comply with local laws and product specifications and plan to continue to hire additional technical support personnel to support our growing international customer base;
•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and
•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,

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
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included elsewhere in this report
Overview
We securely deliver the enterprise network to users, wherever they work or roam, using a combination of solutions. Our adaptive 802.11n solutions optimize themselves to ensure that users are always within reach of mission-critical information. By rightsizing expensive wired LANs with our high-speed 802.11n solution, users can potentially reduce both capital and operating expenses. Identity-based security assigns access policies to users, enforcing those policies whenever and wherever a network is accessed. Our Virtual Branch Networking solutions for branch offices, fixed telecommuters, and satellite facilities ensure uninterrupted remote access to applications. Finally, our multi-vendor network management solutions provide a single point of control while managing both legacy and new wireless networks from us and our competitors. The products we license and sell include the ArubaOS operating system, optional value-added software modules, a centralized and vendor neutral mobility management system, high-performance programmable Mobility Controllers, wired and wireless access points, wireless intrusion detection tools, spectrum analyzers, and endpoint compliance solutions.
Our products have been sold to over 8,500 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, in particular, wireless LANs that utilize our 802.11n solution, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will be directly affected by the continued acceptance of our products in the marketplace, as well as the timing and size of orders, product and channel mix, average selling prices, costs of our products and general economic conditions. Our future profitability will also be affected by our ability to effectively implement and generate incremental business from our two-tier distribution model, the extent to which we invest in our sales and marketing, research and development, and general and administrative resources to grow our business, and current economic conditions.
While we are starting to see improvements in the overall macroeconomic environment, economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. For example, we have continued to experience softness in the retail market, as our customers in that industry continue to struggle with these economic challenges.
While we continued to see signs of stabilization and improved visibility in the first quarter of fiscal 2010 relative to fiscal 2009, the economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have created significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have experienced both longer sales cycles and seasonality, both of which have slowed our revenue growth, we believe that, our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers.
Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our ability to meet our forecasted revenue is dependent, as well as the amount of revenue that we recognize for our larger products from our deferred revenue, on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter. Our product deferred revenue is comprised of revenue associated with product orders that have shipped but where the terms of the agreement contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met, as well as those customer contracts that we entered into prior to our establishment of VSOE of fair value. We typically ship products within a reasonable time period after the receipt of an order.
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
We sell our products directly through our sales force and indirectly through VADs, VARs, and original equipment manufacturers (“OEMs”). We expect revenues from indirect channels to continue to constitute a significant majority of our future revenues.
We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent with fiscal 2009 as a percentage of total revenues in future periods. For more information about our international revenues, see Note 11 of Notes to Consolidated Financial Statements.
Cost of Revenues
Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to Flextronics, our largest contract manufacturer. Flextronics manufactures our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India. Cost of product revenues also includes amortization expense from our purchased intangible assets.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our new value-priced, high performance 802.11n access point, and enhancements both by us and by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from Flextronics and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead; and

•	amortization expense from our purchased intangible assets.
Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a significant majority of our total revenues, which, by itself, negatively impacts our gross margins. Further, we expect that within our indirect channel, sales through our VADs will grow which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
Our headcount increased from 545 employees at July 31, 2009 to 560 employees at October 31, 2009. Going forward, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
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
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and information technology (“IT”) infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, can have a significant impact on our financial statements. For fiscal 2010, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2009.

Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, and losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets.
Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2009. There were no material changes to our critical accounting policies during the first quarter of fiscal 2010.
Recent Accounting Pronouncements
See Note 13 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended October 31,
	2009	2008

Revenues:
Product	82.0%	83.7%
Professional services and support	17.6%	15.5%
Ratable product and related professional services and support	0.4%	0.8%

Total revenues	100.0%	100.0%

Cost of revenues:
Product	28.5%	31.6%
Professional services and support	3.6%	3.7%
Ratable product and related professional services and support	0.2%	0.3%

Gross margin	67.7%	64.4%

Operating expenses:
Research and development	20.5%	19.9%
Sales and marketing	42.9%	47.0%
General and administrative	12.4%	10.1%
Litigation settlement	34.3%	0.0%

Operating margin	(42.4%)	(12.6%)

Other income (expense), net	0.2%	0.6%

Loss before income taxes	(42.2%)	(12.0%)

Provision for income taxes	0.6%	0.2%

Net loss	(42.8%)	(12.2%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended October 31,
	2009	2008
	(in thousands)

Total revenues	$57,596	$52,446

Type of revenues:
Product	47,198	43,868
Professional services and support	10,143	8,137
Ratable product and related professional services and support	255	441

Total revenues	$57,596	$52,446

Revenues by geography:
United States	33,616	35,720
Europe, the Middle East and Africa	7,632	9,090
Asia Pacific	12,506	5,621
Rest of World (including Japan)	3,842	2,015

Total revenues	$57,596	$52,446

During the first quarter of fiscal 2010, total revenues increased 9.8% over the first quarter of fiscal 2009 due to a $5.3 million increase in product and professional services and support revenues. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the significant growth in our customer base as we added approximately 600 new customers during the first quarter of fiscal 2010.

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
Ratable product and related professional services and support revenues decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the first quarter of fiscal 2010, we derived 91.4% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs. In the same period of fiscal 2009, we derived 78.0% of our total revenues was generated from indirect channels, and was unusually low due to a large deal with a direct customer. Overall, the percentage of revenue from our indirect channels continues to grow as we see increased leverage from partner relationships. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling of our products through these channels.
Revenues from shipments to locations outside the United States increased $7.3 million during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 largely due to the strength of the VADs in the international markets. Most notably, revenue in our Asia Pacific region grew 122.5% year over year due to significantly improved market presence by one of our VADs, especially in the education vertical. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2009, and remain consistent with fiscal 2009 as a percentage of total revenues in future periods.
Cost of Revenues and Gross Margin

	Three months ended October 31,
	2009	2008
	(in thousands)
Total revenues	$57,596	$52,446

Cost of product	16,432	16,605
Cost of professional services and support	2,079	1,933
Cost of ratable product and related professional services and support	86	155

Total cost of revenues	18,597	18,693

Gross profit	$38,999	$33,753

Gross margin	67.7%	64.4%
During the first quarter of fiscal 2010 cost of revenues remained relatively flat compared to the first quarter of fiscal 2009. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the first quarter of fiscal 2010, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues.
Cost of professional services and support revenues increased 7.6% during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to the increase in professional services and support revenue. We have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.
Cost of ratable product and related professional services and support revenues decreased during these periods consistent with the decrease in ratable product and related professional services and support revenues.
As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional technical support personnel to support our growing international customer base.

Gross margins increased 3.3% during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to several factors. During the first quarter of fiscal 2009, we had lower margins due to the large retail deal we recognized during the quarter which had a lower gross margin profile and increased freight costs. Excluding the effect of this transaction, revenues grew year-over-year while our manufacturing overhead has remained consistent as we have gained efficiencies in our operations, thereby improving our gross margin. Additionally, we also benefited from a change in product mix in the first quarter of fiscal 2010 as our new 802.11n products that we shipped during the quarter had a higher gross margin profile.
Research and Development Expenses

	Three months ended October 31,
	2009	2008
	(in thousands)
Research and development expenses	$11,796	$10,423
Percent of total revenues	20.5%	19.9%
During the first quarter of fiscal 2010, research and development expenses increased 13.2% compared to the first quarter of fiscal 2009, primarily due to an increase of $0.7 million in personnel and related costs. Expenses for consulting and outside agencies increased by $0.5 million due to design and compliance work for our new low-priced access point and our new controllers. Depreciation expense increased $0.2 million due to an increase in fixtures, machinery and equipment used to design and test new products. Facilities expenses also increased $0.2 million. These increases were partially offset by a decrease in recruiting expenses of $0.1 million due to our cost-cutting efforts.
Sales and Marketing Expenses

	Three months ended October 31,
	2009	2008
	(in thousands)
Sales and marketing expenses	$24,740	$24,661
Percent of total revenues	42.9%	47.0%
Sales and marketing expenses remained relatively flat during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Marketing expenses increased $0.4 million related to new product launches during the first quarter of fiscal 2010. This increase was partially offset by a decrease in personnel expenses of $0.2 million, primarily driven by a decrease in travel and entertainment expenses, and a decrease of $0.1 million in recruiting expenses as part of our cost-control efforts.
General and Administrative Expenses

	Three months ended October 31,
	2009	2008
	(in thousands)
General and administrative expenses	$7,132	$5,285
Percent of total revenues	12.4%	10.1%
During the first quarter of fiscal 2010, general and administrative expenses increased 34.9% compared to the first quarter of fiscal 2009, primarily due to an increase of $1.6 million in personnel expenses, including $1.0 million in stock-based compensation. Legal and accounting fees increased $0.2 million compared to the first quarter of fiscal 2009 primarily due to legal fees associated with litigation. Facilities expenses also increased $0.2 million.
Litigation Settlement
On November 4, 2009, we entered into a Patent Cross License and Settlement Agreement (the “Settlement Agreement”) with Motorola. Pursuant to the Settlement Agreement, we and Motorola agreed to:
•	jointly execute and file dismissals of patent infringement actions brought in the United States District Court for the District of Delaware involving U.S. Patent Nos. 7,173,922; 7,173,923; 6,973,622; 6,625,454; and 7,359,676; 7,295,524 and 7,376,113;
•	release one another of all claims;
•	provide one another with seven year licenses to each of our respective 802.11 Wireless LAN patent portfolios; and
•	provide one another a covenant not to assert any patent claims against one another’s current products and commercially reasonable extensions thereof for four years.
As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million. The one-time expense is shown on the Consolidated Statement of Operations as litigation settlement expense. See Note 12 of our Notes to Consolidated Financial Statements for further discussion.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign currency exchange gains and losses.

	Three months ended October 31,
	2009	2008
	(in thousands)
Interest income	$211	$648
Other income (expense), net	(96)	(316)

Total other income (expense), net	$115	$332

Interest income during the first quarter of fiscal 2010 decreased 67.4% from the first quarter of fiscal 2009, primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 3.02% in the first quarter of fiscal 2009 to 0.74% in the first quarter of fiscal 2010.
Other income (expense), net increased during the during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as a result of an increase in foreign currency gains which was primarily driven by the remeasurement of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
Since inception, we have incurred operating losses. However, while we generated book losses, we generated operating income for foreign tax purposes resulting in tax provisions during the first quarter of fiscal 2010. As of July 31, 2009, we had net operating loss carryforwards of $84.1 million and $71.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $6.0 million for federal and $5.7 million for state income tax purposes as of July 31, 2009. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 8 of Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

	October 31,	July 31,
	2009	2009
	(in thousands)
Working capital	$104,619	$115,639
Cash and cash equivalents	44,056	41,298
Short-term investments	$91,556	$81,839

	Three months ended October 31,
	2009	2008
	(in thousands)
Cash provided by operating activities	$10,486	$5,575
Cash used in investing activities	(10,407)	(275)
Cash provided by financing activities	$2,677	$2,143
Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper and other money market securities. Cash, cash equivalents and short-term investments increased $12.5 million during the first quarter of fiscal 2010 from $123.1 million in cash, cash equivalents and short-term investments as of July 31, 2009 to $135.6 million as of October 31, 2009. In November 2009, pursuant to the Settlement Agreement with Motorola, the Company made a one-time payment to Motorola for $19.8 million. See Note 12 of our Notes to Consolidated Financial Statements for further discussion.

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
Cash provided by operating activities increased $4.9 million during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to increases in accounts payable, deferred revenue and other accrued liabilities, as well as an increase in the amount of non-cash adjustments relating to stock-based compensation and depreciation and amortization. Cash provided by operating activities was offset by increases in inventory and deferred costs, as well as a larger net loss compared to the first quarter of fiscal 2009.
Cash Flows from Investing Activities
Cash used in investing activities during the first quarter of fiscal 2010 increased $10.1 million compared to the first quarter of fiscal 2009. We used the proceeds from the sale of our short-term investments, as well as some of the cash generated from our operating activities, to reinvest in additional short-term investments. Purchases of property and equipment in the first quarter of fiscal 2010 were slightly down compared to the first quarter of fiscal 2009 due to an effort to control costs.
Cash Flows from Financing Activities
Cash provided by financing activities increased slightly in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan were slightly lower in the first quarter of fiscal 2010 but we did not repurchase any shares of our common stock under our stock repurchase program in the first quarter of fiscal 2010. During the first quarter of fiscal 2009, we purchased $1.0 million under this program.
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
Other Uses of Cash
On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first quarter of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made during the first quarter of fiscal 2010. As of July 31, 2009, we were authorized to purchase up to an additional $5.0 million worth of shares under this program until February 26, 2010. Such purchases, if any, will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.

Contractual Obligations
The following is a summary of our contractual obligations:

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$15,828	$3,103	$4,288	$4,094	$4,343
Non-cancellable inventory purchase commitments (1)	17,282	17,282	—	—	—

Total contractual obligations	$33,110	$20,385	$4,288	$4,094	$4,343

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $135.6 million and $123.1 million at October 31, 2009 and July 31, 2009, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the first quarter of fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined immaterially assuming consistent investment levels.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On August 27, 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both Motorola subsidiaries, filed suit against us in the Federal District Court of Delaware asserting infringement of U.S. Patent Nos. 7,173,922; 7,173,923; 6,625,454; and 6,973,622. We filed our response on October 17, 2007, denying the allegations and asserting counterclaims. The complaint sought unspecified monetary damages and injunctive relief. On September 8, 2008, we filed an amended answer and counterclaims, asserting infringement of Aruba’s U.S. Patent Nos. 7,295,524 and 7,376,113 against Motorola, Inc. as well as its subsidiaries, Symbol Technologies, Inc. and Wireless Valley Communications, Inc. The counterclaims sought unspecified monetary damages and injunctive relief. On November 13, 2008, Motorola filed an amended complaint asserting infringement of U.S. Patent No. 7,359, 676 owned by AirDefense, Inc., another Motorola subsidiary.
On November 4, 2009, we entered into a Patent Cross License and Settlement Agreement (the “Settlement Agreement”) with Motorola. Pursuant to the Settlement Agreement, we and Motorola agreed to:
•	jointly execute and file dismissals of patent infringement actions brought in the United States District Court for the District of Delaware involving U.S. Patent Nos. 7,173,922; 7,173,923; 6,973,622; 6,625,454; and 7,359,676; 7,295,524 and 7,376,113;
•	release one another of all claims;
•	provide one another with seven year licenses to each of their respective 802.11 Wireless LAN patent portfolios;
•	provide one another a covenant not to assert any patent claims against one another’s current products and commercially reasonable extensions thereof for four years.
As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million.
The determination of the appropriate accounting treatment for the Settlement Agreement depends to a large extent upon the ability to reliably value the benefits received. This, in turn, requires that significant judgment be exercised in arriving at certain estimates and assumptions. The elements of the Settlement Agreement which potentially represented benefits to us comprised of 1) a general release of any and all asserted and potential infringement claims, 2) license grants to each asserted patent, and 3) a dismissal of the litigation between the two parties. Accordingly, we concluded that there was no potential future use of the subject license grants and the general release and litigation dismissal benefits were period costs with no future use. Therefore, we ascribed no future value to the Settlement Agreement. As a result, we recorded a $19.8 million charge during the first quarter of fiscal 2010.
We could become involved in additional litigation from time to time relating to claims arising out of our ordinary course of business. Other than described above, there were no claims as of October 31, 2009 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products, increased competition, and the deferral or delay of reviews by end user customers of their existing infrastructure that could have otherwise driven demand for our products. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, our total revenues in the second and third quarters of fiscal 2009 decreased sequentially. In addition, our business depends on the overall demand for IT and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced.

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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from Flextronics and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during the first quarter of fiscal 2010.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $24.7 million and $6.4 million for the first quarter of fiscal 2010 and 2009, respectively. As of October 31, 2009 and July 31, 2009, our accumulated deficit was $166.3 million and $141.6 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 91.4% and 78.0% for the first quarter of fiscal 2010 and 2009, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Several of our channel partners accounted for more than 10% of total revenues for the first quarter of fiscal 2010. The table below represents the percentage of total revenues our top channel partners contributed:

	Three months ended October 31,
	2009	2008

Alcatel-Lucent	10.6%	9.9%
Avnet Logistics, U.S. LP	11.8%	6.8%
ScanSource, Inc. (Catalyst)	13.3%	7.5%
Westcon Group, Inc.	11.2%	5.8%

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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of October 31, 2009, two of our channel partners accounted for more than 10% of accounts receivable. Westcon Group, Inc. accounted for 26.0% and Alcatel-Lucent accounted for 10.8% of total accounts receivable. As of July 31, 2009, Westcon Group, Inc. accounted for 23.0% and Alcatel-Lucent accounted for 19.1% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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
We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, as of July 31, 2009, we had been developing and were offering for sale products that complied with the draft 802.11n wireless LAN standard (“11n”) that the IEEE had not yet ratified. Although subsequent to our fiscal year end, the IEEE ratified the 11n standard and did not modify the draft of the 11n standard the IEEE could modify the standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected products.

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
For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that Flextronics sources and incorporates in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor Flextronics have entered into supply agreements. All of our access points incorporate components from Atheros Corporation (“Atheros”), and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”) and RMI Corporation (“RMI”). We have entered into license agreements with Atheros, Broadcom and RMI, the termination of which could have a material adverse effect on our business. Our license agreement with Atheros, Broadcom and RMI have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that Flextronics is unable to obtain these components from Atheros, Broadcom or RMI, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from Atheros, Broadcom or RMI.
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
Our acquisition of AirWave Wireless, Inc. resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $12.9 million as of October 31, 2009. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
To accommodate the growth of our business, we implemented an Enterprise Resource Planning (“ERP”) system in November 2008. Accordingly, we may experience problems commonly experienced by other companies in connection with such implementations, including but not limited to, potential bugs in the system, component or supply delays, training requirements and other integration challenges and delays. Any difficulties we might experience in connection with our ERP system could have a material adverse effect on our financial reporting system and internal controls.

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
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our largest contract manufacturer, Flextronics, is located, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
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
As of October 31, 2009, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 26.4% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the fiscal year ended July 31, 2009 filed on October 6, 2009, that our internal control over financial reporting was effective as of July 31, 2009, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

10.1	Patent Cross License and Settlement Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.2	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 4, 2009

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: December 4, 2009

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Patent Cross License and Settlement Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.2	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)*

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for portions of this exhibit.