Form 10-Q
period 2010-01-31
ARUBA NETWORKS, INC.
filed 2010-03-03
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐  No   ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 28, 2010 was 89,339,456.

ARUBA NETWORKS INC.
INDEX

Item 1. Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31,	July 31,
	2010	2009
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$38,411	$41,298
Short-term investments	90,677	81,839
Accounts receivable, net	33,740	33,466
Inventory	12,758	8,450
Deferred costs	7,033	5,152
Prepaids and other	3,494	2,350

Total current assets	186,113	172,555

Property and equipment, net	7,883	7,426
Goodwill	7,656	7,656
Intangible assets, net	11,625	14,091
Other assets	1,206	1,326

Total assets	$214,483	$203,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,303	$930
Accrued liabilities	31,477	20,722
Income taxes payable	674	610
Deferred revenue	41,268	34,654

Total current liabilities	74,722	56,916

Deferred revenue	9,704	8,524
Other long-term liabilities	624	29

Total liabilities	85,050	65,469

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2010 and July 31, 2009; 89,027 and 86,744 shares issued and outstanding at January 31, 2010 and July 31, 2009	9	9
Additional paid-in capital	299,967	279,026
Accumulated other comprehensive income	192	182
Accumulated deficit	(170,735)	(141,632)

Total stockholders’ equity	129,433	137,585

Total liabilities and stockholders’ equity	$214,483	$203,054

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues
Product	$52,078	$38,871	$99,276	$82,739
Professional services and support	10,362	8,468	20,504	16,605
Ratable product and related professional services and support	215	342	471	783

Total revenues	62,655	47,681	120,251	100,127

Cost of revenues
Product	18,103	13,368	34,535	29,973
Professional services and support	2,157	1,838	4,236	3,771
Ratable product and related professional services and support	68	120	154	275

Total cost of revenues	20,328	15,326	38,925	34,019

Gross profit	42,327	32,355	81,326	66,108

Operating expenses
Research and development	12,042	10,250	23,838	20,673
Sales and marketing	26,576	21,607	51,316	46,268
General and administrative	7,628	6,015	14,760	11,300
Restructuring expense	—	1,447	—	1,447
Litigation reserves	500	—	20,250	—

Total operating expenses	46,746	39,319	110,164	79,688

Operating loss	(4,419)	(6,964)	(28,838)	(13,580)

Other income (expense), net
Interest income	187	556	398	1,204
Other income (expense), net	(148)	(168)	(244)	(484)

Total other income (expense), net	39	388	154	720

Loss before provision for income taxes	(4,380)	(6,576)	(28,684)	(12,860)

Provision for income taxes	47	201	419	294

Net loss	$(4,427)	$(6,777)	$(29,103)	$(13,154)

Net loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.33)	$(0.16)

Shares used in computing basic and diluted net loss per common share	88,572	83,860	88,030	83,466

Stock-based compensation expense included in above:
Cost of revenues	$310	$263	$629	$529
Research and development	2,594	2,072	4,724	4,175
Sales and marketing	3,385	2,601	6,406	5,391
General and administrative	$2,715	$1,193	$5,064	$2,527
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(29,103)	$(13,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,006	4,716
Provision for doubtful accounts	222	69
Write downs for excess and obsolete inventory	917	1,471
Compensation related to stock options and share awards	16,823	12,622
Net realized gain on short-term investments	—	2
Accretion/ (amortization) of purchase discounts on short-term investments	203	(203)
Loss/ (gain) on disposal of fixed assets	28	(25)
Excess tax benefit associated with stock-based compensation	(161)	—
Changes in operating assets and liabilities:
Accounts receivable	(495)	9,046
Inventory	(5,795)	(4,131)
Prepaids and other	(1,145)	1,332
Deferred costs	(1,872)	901
Other assets	181	292
Accounts payable	346	(4,229)
Deferred revenue	7,794	947
Other current and noncurrent liabilities	11,334	3,396
Income taxes payable	225	163

Net cash provided by operating activities	4,508	13,215

Cash flows from investing activities
Purchases of short-term investments	(32,922)	(45,746)
Proceeds from sales and maturities of short-term investments	23,820	33,846
Purchases of property and equipment	(2,428)	(2,299)

Proceeds from sales of property and equipment	—	34

Net cash used in investing activities	(11,530)	(14,165)

Cash flows from financing activities
Proceeds from issuance of common stock	4,010	3,335
Repurchases of unvested common stock	(36)	(9)
Repurchase of common stock under stock repurchase program	—	(991)
Excess tax benefit associated with stock-based compensation	161	—

Net cash provided by financing activities	4,135	2,335

Effect of exchange rate changes on cash and cash equivalents	—	(1)

Net increase/ (decrease) in cash and cash equivalents	(2,887)	1,384

Cash and cash equivalents, beginning of period	41,298	37,602

Cash and cash equivalents, end of period	$38,411	$38,986

Supplemental disclosure of cash flow information
Income taxes paid	$478	$143
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2009 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2010, its results of operations for the three and six months ended January 31, 2010 and 2009, and its cash flows for the six months ended January 31, 2010 and 2009. The results for the three and six months ended January 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2010.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
2. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands)
As of January 31, 2010
Existing Technology	4 years	$9,283	$(4,753)	$4,530
Patents/Core Technology	4 years	3,046	(1,559)	1,487
Customer Contracts	6 to 7 years	5,083	(1,603)	3,480
Support Agreements	5 to 6 years	2,717	(1,013)	1,704
Tradenames/Trademarks	5 years	600	(224)	376
Non-Compete Agreements	2 years	712	(664)	48

Total		$21,441	$(9,816)	$11,625

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands)
As of July 31, 2009
Existing Technology	4 years	$9,283	$(3,593)	$5,690
Patents/Core Technology	4 years	3,046	(1,178)	1,868
Customer Contracts	6 to 7 years	5,083	(1,185)	3,898
Support Agreements	5 to 6 years	2,717	(741)	1,976
Tradenames/Trademarks	5 years	600	(164)	436
Non-Compete Agreements	2 years	712	(489)	223

Total		$21,441	$(7,350)	$14,091

The Company recorded approximately $1.2 million and $2.5 million of amortization expense related to its purchased intangible assets during each of the three and six months ended January 31, 2010 and $1.2 million and $2.5 million during the three and six months ended January 31, 2009.
The estimated future amortization expense of purchased intangible assets as of January 31, 2010 is as follows:

Amount
(in thousands)
Remaining six months of fiscal 2010	$2,338
Years ending July 31,
2011	4,555
2012	2,917
2013	1,259
2014	556

Total	$11,625

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

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss	$(4,427)	$(6,777)	$(29,103)	$(13,154)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	88,572	83,860	88,030	83,466

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.33)	$(0.16)

Common shares subject to repurchase are included in other accrued liabilities in the consolidated balance sheets.
The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	As of January 31,
	2010	2009
	(in thousands)
Options to purchase common stock	25,036	19,972
Common stock subject to repurchase	61	278
Restricted stock awards	3,030	3,698
4. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of January 31, 2010
Corporate bonds and notes	$14,814	$46	$(7)	$14,853
U.S. government agency securities	52,172	105	—	52,277
U.S. treasury bills	15,040	49	—	15,089
Commercial paper	6,288	9	—	6,297
Certificates of deposit	2,171	—	(10)	2,161

Total short-term investments	$90,485	$209	$(17)	$90,677

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2009
Corporate bonds and notes	$10,667	$41	$—	$10,708
U.S. government agency securities	63,720	144	(6)	63,858
U.S. treasury bills	995	1	—	996
Commercial paper	6,275	3	(1)	6,277

Total short-term investments	$81,657	$189	$(7)	$81,839

The cost basis and fair value of debt securities as of January 31, 2010, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
One year or less	$69,178	$69,300
One to two years	21,307	21,377

Total short-term investments	$90,485	$90,677

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the three months ended January 31, 2010.
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2010:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of January 31, 2010
Corporate bonds and notes	$3,324	$(7)
Certificates of deposit	$2,161	$(10)
There were no short-term investments in a continuous unrealized loss position for more than 12 months as of January 31, 2010.
Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of January 31, 2010 and July 31, 2009 was approximately $38.4 million and $41.3 million, respectively, and approximated fair value.
Short-term investments consist of corporate bonds and notes, U.S government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit and is recorded at fair value. The Company defines fair value as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 instruments are valued based on quoted prices in markets that are not active or alternative pricing sources with reasonable levels of price transparency and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, treasury bills, commercial paper and certificates of deposit. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.
As of January 31, 2010, the fair value measurements of our cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$14,853	$—	$14,853
U.S. government agency securities	52,277	—	52,277
U.S. treasury bills	15,089	—	15,089
Commercial paper	6,297	—	6,297
Certificates of deposit	2,161	—	2,161
Money market funds	22,156	22,156	—

Total cash equivalents and short-term investments	112,833	$22,156	$90,677

Cash deposits with third-party financial institutions	16,255

Total cash, cash equivalents and short-term investments	$129,088

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.
5. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	January 31,	July 31,
	2010	2009
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$34,157	$33,856
Less: Allowance for doubtful accounts	(417)	(390)

Total	$33,740	$33,466

	January 31,	July 31,
	2010	2009
	(in thousands)
Inventory
Raw materials	$442	$486
Finished goods	12,316	7,964

Total	$12,758	$8,450

	January 31,	July 31,
	2010	2009
	(in thousands)
Accrued Liabilities
Compensation and benefits	$9,188	$6,777
Inventory	7,541	5,145
Marketing	7,364	2,434
Other	7,384	6,366

Total	$31,477	$20,722

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	January 31,	July 31,
	Useful Lives	2010	2009
		(in thousands)
Computer equipment	2 years	$7,023	$7,220
Computer software	2-5 years	4,994	4,175
Machinery and equipment	2 years	8,634	7,160
Furniture and fixtures	5 years	1,786	1,765
Leasehold improvements	2-5 years	747	637

Total property and equipment, gross		23,184	20,957
Less: Accumulated depreciation and amortization		(15,301)	(13,531)

Total property and equipment, net		$7,883	$7,426

7. Deferred Revenue
Deferred revenue consists of the following:

	January 31,	July 31,
	2010	2009
	(in thousands)
Product	$16,008	$10,911
Professional services and support	24,956	23,006
Ratable product and related services and support	304	737

Total deferred revenue, current	41,268	34,654

Professional services and support, long-term	9,704	8,487
Ratable product and related services and support, long-term	—	37

Total deferred revenue, long-term	9,704	8,524

Total deferred revenue	$50,972	$43,178

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue was primarily due to a $6.3 million increase in the amount of inventory stocked by the Company’s value-added distributors (“VADs”), which reflects the growth in the Company’s overall indirect channel strategy, offset by the recognition of revenue on previously deferred transactions that included acceptance criteria from the related customers. The Company will not recognize revenue for the deferred product revenue held by the VADs until it receives persuasive evidence from the VADs of a sale to an end customer.
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
8. Income Taxes
For the three and six months ended January 31, 2010 and 2009, the Company generated operating losses. However, while the Company generated consolidated book and federal tax losses for the three and six months ended January 31, 2010, it generated taxable income in certain foreign jurisdictions. For the three months and six months ended January 31, 2009, the Company generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
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
Stock Option Activity
The following table summarizes information about shares available for grant and outstanding stock option activity for the period indicated:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2009	2,808,576	21,541,915	$3.32		6.7	$120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(902,138)	—
Restricted stock awards cancelled	127,531	—
Options granted	(4,614,900)	4,614,900	9.17	$5.09
Options exercised	—	(842,808)	2.41			6,149,583
Options repurchased	15,624	—	2.33
Options cancelled	277,566	(277,566)	4.04

As of January 31, 2010	2,049,454	25,036,441	$4.42		6.3	$150,089,028

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options for the three and six months ended January 31, 2010 was $4.0 million and $7.2 million, respectively, and $2.8 million and $5.9 million for the three and six months ended January 31, 2009, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity for the period indicated:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2009	2,859,284	$6.21
Awards granted	902,138	9.32
Awards vested	(604,138)	7.18
Awards cancelled	(127,531)	5.85

As of January 31, 2010	3,029,753	$6.96

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three and six months ended January 31, 2010 was $4.1 million and $7.9 million, respectively, and $2.6 million and $5.5 million for the three and six months ended January 31, 2009, respectively.
Employee Stock Purchase Plan Activity
Compensation expense recognized in connection with the ESPP for the three and six months ended January 31, 2010 was $0.9 million and $1.7 million, respectively, and $0.7 million and $1.2 million for the three and six months ended January 31, 2009, respectively.
Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009

Risk-free interest rate	1.7%	1.5%	1.8%	2.1%
Expected term (in years)	4.3	4.2	4.3	4.2
Dividend yield	—	—	—	—
Volatility	71%	65%	71%	61%
Employee Stock Purchase Plan

	Three and six	Three and six
	months ended	months ended
	January 31, 2010	January 31, 2009

Risk-free interest rate	0.2% to 1.0%	1.9% to 2.3%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Dividend yield	—	—
Volatility	63% to 81%	53% to 69%
Weighted average fair value of stock purchase rights granted	$2.82 to $4.55	$1.99 to $2.79
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
Stock-based Expenses
Total stock-based compensation for the three and six months ended January 31, 2010 was $9.0 million and $16.8 million, respectively, and $6.1 million and $12.6 million for the three and six months ended January 31, 2009, respectively. The Company did not capitalize stock-based compensation during the three and months ended January 31, 2010, due to the amount qualifying for capitalization being immaterial.
Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company is authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and shall not exceed $2.5 million per quarter. Shares are retired upon repurchase. The Company did not make any purchases under this program during the three and six months ended January 31, 2010. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
10. Comprehensive Loss
Comprehensive loss includes the following:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(4,427)	$(6,777)	$(29,103)	$(13,154)
Change in unrealized gain/ (loss) on short-term investments	(17)	259	10	140

Comprehensive loss	$(4,444)	$(6,518)	$(29,093)	$(13,014)

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
The following presents total revenue by geographic region:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
United States	$38,660	$29,419	$72,276	$65,140
Europe, Middle East and Africa	10,036	9,060	17,668	18,150
Asia Pacific	11,326	7,662	23,832	13,283
Rest of World (including Japan)	2,633	1,540	6,475	3,554

Total	$62,655	$47,681	$120,251	$100,127

The following table presents significant channel partners as a percentage of total revenues:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009

Partner A	13.3%	13.8%	12.0%	11.7%
Partner B	16.1%	10.4%	14.1%	*
Partner C	13.9%	*	13.6%	*

12.	Commitments and Contingencies
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
The determination of the appropriate accounting treatment for the Settlement Agreement depends to a large extent upon the ability to reliably value the benefits received. This, in turn, requires that significant judgment be exercised in arriving at certain estimates and assumptions. The elements of the Settlement Agreement that potentially represented benefits to the Company were comprised of 1) a general release of any and all asserted and potential infringement claims, 2) license grants to each asserted patent, and 3) a dismissal of the litigation between the two parties. The Company concluded that there was no potential future use of the subject license grants as the Company does not plan to utilize the license grants in any current or future products, and the general release and litigation dismissal benefits were period costs with no future use. Therefore, the Company ascribed no future value to the Settlement Agreement. As a result, the Company recorded a $19.8 million charge during the first quarter of fiscal 2010 for book and tax purposes and made the corresponding payment to Motorola during the second quarter of fiscal 2010.
The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of January 31, 2010 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Six months remaining in fiscal 2010	$2,147
Year Ending July 31,
2011	2,327
2012	1,967
2013	2,017
2014	2,077
2015	2,141
Thereafter	2,203

Total minimum payments	$14,879

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $20.4 million and $14.9 million in non-cancelable purchase commitments with these providers as of January 31, 2010 and July 31, 2009, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
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
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2009	158
Provision	171
Obligations fulfilled during period	(105)

As of January 31, 2010	$224

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits brought against its indirect sales channels and end user customers. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2010 and July 31, 2009.
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
On July 1, 2009, the FASB launched the “FASB Accounting Standards Codification” (the “FASB ASC”) as the single source of authoritative non-governmental U.S. GAAP. The FASB ASC did not change current U.S. GAAP, but simplified user access to all authoritative U.S. GAAP by organizing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the FASB ASC is now considered non-authoritative. The FASB ASC was effective for the Company’s financial statements for the quarter ended January 31, 2010. The adoption of the FASB ASC did not have an impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;

•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;

•	that international revenues will increase in absolute dollars compared to fiscal 2009 and remain consistent as a percentage of total revenues in future periods;

•	that, as our customer base grows over time, the proportion of our revenues represented by support revenues will increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2010 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2009;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2010 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2009;

•	that general and administrative expenses for fiscal 2010 will increase on an absolute dollar basis and decrease or remain consistent as a percentage of revenue compared with fiscal 2009;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,
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
Our products have been sold to over 9,300 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
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
While we are starting to see improvements in the overall macroeconomic environment and our revenues have increased, economic conditions worldwide have negatively impacted our business in our recent history. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. For example, we have continued to experience softness in the retail market, as our customers in that industry continue to struggle with these economic challenges.
While we continued to see signs of stabilization and improved visibility in the first half of fiscal 2010 relative to fiscal 2009, the economic turmoil in the United States, the continuing credit crisis that has affected worldwide financial markets, the significant volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have created significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have experienced both longer sales cycles and seasonality, both of which have slowed our revenue growth, we believe that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers.
Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:
•	product orders that have shipped but where the terms of the agreement, typically with our large customers, contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met;

•	product orders shipped to our VADs for which we have not yet received persuasive evidence from the VADs of a sale to an end customer; and

•	customer contracts that we entered into prior to our establishment of VSOE of fair value.
We typically ship products within a reasonable time period after the receipt of an order.
Our ability to meet our forecasted revenue is dependent, as well as the amount of revenue that we recognize for our products from our deferred revenue, on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter.
Revenues, Cost of Revenues and Operating Expenses
Revenues
We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when and if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
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
Our headcount increased to 598 at January 31, 2010, from 560 at October 31, 2009 and 545 at July 31, 2009. Going forward, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
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
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and information technology (“IT”) infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, can have a significant impact on our financial statements. For fiscal 2010, we expect general and administrative expenses to increase on an absolute dollar basis and decrease or remain consistent as a percentage of revenue compared to fiscal 2009.
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
Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2009. There were no material changes to our critical accounting policies during the second quarter of fiscal 2010.
Recent Accounting Pronouncements
See Note 13 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009

Revenues:
Product	83.1%	81.5%	82.6%	82.6%
Professional services and support	16.5%	17.8%	17.0%	16.6%
Ratable product and related professional services and support	0.4%	0.7%	0.4%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	28.9%	28.0%	28.7%	29.9%
Professional services and support	3.4%	3.9%	3.5%	3.8%
Ratable product and related professional services and support	0.1%	0.2%	0.2%	0.3%

Gross margin	67.6%	67.9%	67.6%	66.0%

Operating expenses:
Research and development	19.2%	21.5%	19.8%	20.6%
Sales and marketing	42.5%	45.4%	42.7%	46.2%
General and administrative	12.2%	12.6%	12.3%	11.3%
Restructuring expenses	0.0%	3.0%	0.0%	1.4%
Litigation reserves	0.8%	0.0%	16.8%	0.0%

Operating margin	(7.1%)	(14.6%)	(24.0%)	(13.5%)

Other income (expense), net	0.1%	0.8%	0.1%	0.7%

Loss before income taxes	(7.0%)	(13.8%)	(23.9%)	(12.8%)

Provision for income taxes	0.1%	0.4%	0.3%	0.3%

Net loss	(7.1%)	(14.2%)	(24.2%)	(13.1%)

Revenues

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Total revenues	$62,655	$47,681	$120,251	$100,127

Type of revenues:
Product	52,078	38,871	99,276	82,739
Professional services and support	10,362	8,468	20,504	16,605
Ratable product and related professional services and support	215	342	471	783

Total revenues	$62,655	$47,681	$120,251	$100,127

Revenues by geography:
United States	38,660	29,419	72,276	65,140
Europe, the Middle East and Africa	10,036	9,060	17,668	18,150
Asia Pacific	11,326	7,662	23,832	13,283
Rest of World (including Japan)	2,633	1,540	6,475	3,554

Total revenues	$62,655	$47,681	$120,251	$100,127

During the second quarter of fiscal 2010, total revenues increased 31.4% over the second quarter of fiscal 2009 due to a $15.1 million increase in product and professional services and support revenues. The increase in revenues was attributable to the continual and steady growth of the WLAN market and the corresponding growth in our customer base as we added approximately 700 new customers during the second quarter of fiscal 2010. For the first six months of fiscal 2010, total revenues increased 20.1% over the first six months of fiscal 2009, due to a $20.4 million increase in product and related professional services and support revenues that was driven by the same factors.

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
Ratable product and related professional services and support revenues decreased in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the second quarter of fiscal 2010, we derived 90.5% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs. In the same period of fiscal 2009, we derived 85.2% of our total revenues from indirect channels. For the first six months of fiscal 2010, we derived 90.9% of our total revenues from indirect channels compared to 81.4% for the first six months of fiscal 2009. Overall, the percentage of revenue from our indirect channels continues to grow as we see increased leverage from partner relationships. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased $5.7 million during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 largely due to the strength of the VADs in the international markets. Most notably, revenue in our Asia Pacific region grew 47.8% year over year due to significantly improved market presence by one of our VADs, especially in the education vertical. During the first six months of fiscal 2010, international revenues increased $13.0 million compared to the same period in fiscal 2009. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2009, and remain consistent with fiscal 2009 as a percentage of total revenues in future periods.
Cost of Revenues and Gross Margin

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total revenues	$62,655	$47,681	$120,251	$100,127

Cost of product	18,103	13,368	34,535	29,973
Cost of professional services and support	2,157	1,838	4,236	3,771
Cost of ratable product and related professional services and support	68	120	154	275

Total cost of revenues	20,328	15,326	38,925	34,019

Gross profit	$42,327	$32,355	$81,326	$66,108

Gross margin	67.6%	67.9%	67.6%	66.0%
During the second quarter of fiscal 2010 cost of revenues increased 32.6% compared to the second quarter of fiscal 2009 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the second quarter of fiscal 2010, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first six months of fiscal 2010, cost of revenues increased 14.4% compared to the first six months of fiscal 2009, also due to the corresponding increase in our product revenues.
Cost of professional services and support revenues increased 17.4% during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to the increase in professional services and support revenue. For the first six months of fiscal 2010, cost of professional services and support revenues increased 12.3% compared to the same period in fiscal 2009. We have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.
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
Gross margins remained relatively flat, decreasing by 0.3%, during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. For the first six months of fiscal 2010, gross margins increased 1.6% compared to the same period in fiscal 2009 due to product mix of sales on higher-margin controllers and software and better mix of sales with higher-margin channel partners. Further, we have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.
Research and Development Expenses

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development expenses	$12,042	$10,250	$23,838	$20,673
Percent of total revenues	19.2%	21.5%	19.8%	20.6%
During the second quarter of fiscal 2010, research and development expenses increased 17.5% compared to the second quarter of fiscal 2009, primarily due to an increase of $1.3 million in personnel and related costs as we added 31 new employees to our research and development team. Facilities expenses increased $0.2 million related to the increase in our headcount. Depreciation expense increased $0.1 million due to an increase in fixtures, machinery and equipment used to design and test new products.
During the first six months of fiscal 2010, research and development expenses increased 15.3% compared to the first six months of fiscal 2009, primarily due to an increase of $2.0 million in personnel and related costs as a result of an increase in headcount. Expenses for consulting and outside agencies increased by $0.5 million due to design and compliance work for our new low-priced access point and our new controllers. Facilities expenses increased $0.4 million related to the increase in our headcount. Depreciation expense increased $0.3 million.
Sales and Marketing Expenses

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Sales and marketing expenses	$26,576	$21,607	$51,316	$46,268
Percent of total revenues	42.5%	45.4%	42.7%	46.2%
Sales and marketing expenses increased 23.0% during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Personnel and related costs increased $2.5 million as we added 25 new employees to our sales and marketing team. Further, stock based compensation increased $0.8 million. Marketing expenses increased $1.0 million due to several new marketing programs initiated in the second quarter of fiscal 2010 including a website redesign and a user-group convention we hosted. Commission expense increased $0.9 million corresponding with the increase in revenues. Facilities expenses increased $0.3 million due to the movement of equipment to our inventory depots.
During the first six months of fiscal 2010, sales and marketing expenses increased 10.9% compared to the first six months of fiscal 2009. Personnel and related costs increased $2.2 million primarily due to an increase in stock based compensation of $1.0 million. Marketing expenses increased $1.5 million related to new product launches, website redesign fees and a user-group convention we hosted. Sales and marketing expenses were also impacted by an increase in commission expense of $0.9 million and an increase in facilities expenses of $0.3 million for reasons described above.
General and Administrative Expenses

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
General and administrative expenses	$7,628	$6,015	$14,760	$11,300
Percent of total revenues	12.2%	12.6%	12.3%	11.3%
During the second quarter of fiscal 2010, general and administrative expenses increased 26.8% compared to the second quarter of fiscal 2009, primarily due to an increase of $2.1 million in personnel expenses, including $1.5 million in stock-based compensation. Expenses for outside services increased $0.2 million due to design work associated with our headquarters building as well as fees paid to consultants working on our internal systems. Bad debt expense also increased $0.2 million due to an increase in accounts deemed uncollectable. These increases were offset by the settling of our litigation with Motorola during the first quarter of fiscal 2010. As a result, legal fees paid to outside counsel decreased $0.5 million.

During the first six months of fiscal 2010, general and administrative expenses increased 30.6% compared to the first six months of fiscal 2009, primarily due to an increase of $3.7 million in personnel expenses, including $2.5 million in stock-based compensation. Bad debt expense increased $0.2 million and legal fees decreased $0.2 million for reasons described above.
Restructuring Expenses
On November 14, 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The majority of the reduction in our work force was completed in the third quarter of fiscal 2009. The reduction in our work force resulted in the termination of 46 employees worldwide, or about 8% of our global work force. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we closed facilities in California and North Carolina and incurred facility exit costs of $0.3 million as a result. These cost reduction efforts, when added to our other cost control measures, resulted in savings of $7.0 million during fiscal 2009.
Litigation Reserves
During the second quarter of fiscal 2010, we recorded a reserve totaling $0.5 million related to a legal matter. There were no such expenses in the second quarter of fiscal 2009.
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
As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million in the first quarter of fiscal 2010. The one-time expense is shown on the Consolidated Statement of Operations within litigation reserves. The subsequent payment was made during the second quarter of fiscal 2010. See Note 12 of our Notes to Consolidated Financial Statements for further discussion.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign currency exchange gains and losses.

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest income	$187	$556	$398	$1,204
Other income (expense), net	(148)	(168)	(244)	(484)

Total other income (expense), net	$39	$388	$154	$720

Interest income during the second quarter of fiscal 2010 decreased 66.4% from the second quarter of fiscal 2009, primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 2.3% in the second quarter of fiscal 2009 to 0.7% in the second quarter of fiscal 2010. Our average yield-to-maturity rate decreased from 2.7% during the first six months of fiscal 2009 to 0.7% during the first six months of fiscal 2010.

Other income (expense), net remained relatively flat during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 and increased during the first six months of fiscal 2010 compared to the same period in fiscal 2009. The increase is primarily due to an increase in foreign currency gains driven by the remeasurement of foreign currency transactions into U.S. dollars.
Provision for Income Taxes
Since inception, we have incurred operating losses. However, while we generated book losses, we generated operating income for foreign tax purposes resulting in tax provisions during the second quarter of fiscal 2010. As of July 31, 2009, we had net operating loss carryforwards of $84.1 million and $71.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $6.0 million for federal and $5.7 million for state income tax purposes as of July 31, 2009. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 8 of Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

	January 31,	July 31,
	2010	2009
	(in thousands)
Working capital	$111,391	$115,639
Cash and cash equivalents	38,411	41,298
Short-term investments	$90,677	$81,839

	Six months ended January 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$4,508	$13,215
Cash used in investing activities	(11,530)	(14,165)
Cash provided by financing activities	$4,135	$2,335
At January 31, 2010, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit and money market securities. Cash, cash equivalents and short-term investments increased $6.0 million during the first six months of fiscal 2010 from $123.1 million in cash, cash equivalents and short-term investments as of July 31, 2009 to $129.1 million as of January 31, 2010. Most of our sales contracts are denominated in United States dollars including sales contracts with international customers. As such, changes in our revenues derived from international customers have not affected our cash flows from operations as these are not affected by movement in exchange rates. However, as we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates.
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
During the first six months of fiscal 2010, operating activities provided $4.5 million of cash compared to $13.2 million of cash provided in operating activities during the first six months of fiscal 2009. Increases in deferred revenue, accrued liabilities, and non-cash adjustments relating to stock-based compensation and depreciation and amortization contributed to the overall cash inflow. These inflows were partially offset by cash outflows due to increases in inventory, deferred costs, prepaid and other assets as well as our net loss for the first six months of fiscal 2010. Further, in November 2009, pursuant to the Settlement Agreement with Motorola, we made a one-time payment to Motorola for $19.8 million. See Note 12 of our Notes to Consolidated Financial Statements for further discussion.

Cash Flows from Investing Activities
Cash used in investing activities during the first six months of fiscal 2010 decreased $2.6 million compared to the first six months of fiscal 2009. We purchased fewer short-term investments during the first six months of fiscal 2010 compared to the corresponding period in fiscal 2009 primarily as a result of the payment required relating to the litigation settlement with Motorola. We also sold fewer short-term investments in the first six months of fiscal 2010 compared to the corresponding period in fiscal 2009. Purchases of property and equipment in the first six months of fiscal 2010 were slightly up compared to the first six months of fiscal 2009 due to an effort to control costs during fiscal 2009.
Cash Flows from Financing Activities
Cash provided by financing activities increased $1.8 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan were slightly up in the second quarter of fiscal 2010. In the first six months of fiscal 2009 we repurchased shares of our common stock under our stock repurchase program in the amount of $1.0 million.
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
Other Uses of Cash
On February 26, 2008, we announced a stock repurchase program for up to $10.0 million of our common stock. During the first six months of fiscal 2009, we purchased 191,200 shares under this program for an aggregate purchase price of $1.0 million. No purchases were made during the first six months of fiscal 2010. We are authorized until February 26, 2010, to make purchases in the open market and any such purchases will be funded from available working capital. The number of shares to be purchased and the timing of purchases will be based on the price of our common stock, general business and market conditions, and other investment considerations. To the extent that we repurchase shares under this authorization, interest income may decrease as our cash, cash equivalents and short-term investments decrease.
Contractual Obligations
The following is a summary of our contractual obligations:

		Less than	1 - 3	3 - 5	More than 5
	Total	1 year	years	years	years
		(in thousands)
Operating leases	$14,879	$3,452	$3,987	$4,156	$3,284
Non-cancellable inventory purchase commitments (1)	21,281	21,281	—	—	—

Total contractual obligations	$36,160	$24,733	$3,987	$4,156	$3,284

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.
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

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $129.1 million and $123.1 million at January 31, 2010 and July 31, 2009, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the second quarter of fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined immaterially assuming consistent investment levels.
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
The determination of the appropriate accounting treatment for the Settlement Agreement depends to a large extent upon the ability to reliably value the benefits received. This, in turn, requires that significant judgment be exercised in arriving at certain estimates and assumptions. The elements of the Settlement Agreement which potentially represented benefits to us comprised of 1) a general release of any and all asserted and potential infringement claims, 2) license grants to each asserted patent, and 3) a dismissal of the litigation between the two parties. Accordingly, we concluded that there was no potential future use of the subject license grants and the general release and litigation dismissal benefits were period costs with no future use. Therefore, we ascribed no future value to the Settlement Agreement. As a result, we recorded a $19.8 million charge during the first quarter of fiscal 2010 and made the corresponding payment to Motorola during the second quarter of fiscal 2010.
We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business. There were no claims as of January 31, 2010 that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have negatively impacted our business. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products, increased competition, and the deferral or delay of reviews by end user customers of their existing infrastructure that could have otherwise driven demand for our products. These factors have adversely impacted our operating results and have created significant and increasing uncertainty for the future. For example, as the U.S. and global economies weakened, in the second and third quarters of fiscal 2009, our total revenues decreased sequentially over the same period. In addition, our business depends on the overall demand for IT and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced.
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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from Flextronics and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during the first six months of fiscal 2010.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.

We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $4.4 million and $29.1 million for the second quarter and first six months of fiscal 2010, respectively. We experienced net losses of $6.8 million and $13.2 million for the second quarter and first six months of fiscal 2009, respectively. As of January 31, 2010 and July 31, 2009, our accumulated deficit was $170.7 million and $141.6 million, respectively. We expect to incur operating losses in the future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems (primarily through its Wireless Networking Business Unit), Motorola and Hewlett-Packard, as well as smaller private companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 90.5% and 90.9% for the second quarter and first six months of fiscal 2010, respectively. The percentage of our total revenues fulfilled from sales through our indirect channel was 85.2% and 81.4% for the second quarter and first six months of fiscal 2009, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Several of our channel partners accounted for more than 10% of total revenues for the second quarter of fiscal 2010. The table below represents the percentage of total revenues our top channel partners contributed:

	Three months ended		Six months ended
	January 31,		January 31,
	2010	2009	2010	2009
Partner A	13.3%	13.8%	12.0%	11.7%
Partner B	16.1%	10.4%	14.1%	*
Partner C	13.9%	*	13.6%	*
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of January 31, 2010, three of our channel partners accounted for more than 10% of accounts receivable. Partner A accounted for 20.2%, Partner B accounted for 14.9%, and Partner C accounted for 12.4% of total accounts receivable. As of July 31, 2009, Partner A accounted for 23.0% and Partner B accounted for 19.1% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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
We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts within India and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:
•	the difficulty of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	limited protection for intellectual property rights in some countries; and

•	increased cost of terminating international employees in some countries.
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
Our acquisition of AirWave Wireless, Inc. resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $11.6 million as of January 31, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
If we lose members of our senior management or are unable to recruit and retain key employees on a cost-effective basis, we may not be able to successfully grow our business. If we fail to effectively integrate new officers into our organization, our business could be harmed.
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
Some of our current officers have recently joined us. As a result, our executive team has not worked together as a group for a significant period of time. Our future performance will depend in part on our ability to successfully integrate our newly hired executive officers into our management team and develop an effective working relationship among senior management. If we fail to integrate these individuals and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.
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
Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. Our products have contained and may contain undetected errors, bugs or security vulnerabilities. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of customers, damage to our brand and reputation, and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
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
As of January 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 26.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
None
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares That May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
	Shares Purchased (1)	Paid per Share	Programs	Programs (in 000’s)
November 1 - November 30, 2009	—	$—	—	$—
December 1 - December 31, 2009	15,624	2.33	—	—
January 1 - January 31, 2010	—	—	—	—

Total	15,624	$2.33	—	$—

(1)	The shares purchased in December 2009 represent unvested shares of common stock repurchased by us upon the termination of employment or service pursuant to the provisions of our 2002 Stock Plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Reserved]
Item 5. Other Information
Our annual meeting was held on December 14, 2009. The results of the voting on the matters submitted to the stockholders were as follows:
1.	To elect nine directors to hold office until the 2010 annual meeting of stockholders or until their respective successors have been duly elected and qualified.

	For	Withheld
Dominic P. Orr	80,295,100	2,313,893
Keerti Melkote	81,550,207	1,058,786
Bernard Guidon	81,461,663	1,147,330
Emmanuel Hernandez	81,284,752	1,324,241
Michael R. Kourey	81,288,002	1,320,991
Douglas Leone	52,925,810	29,683,183
Willem P. Roelandts	52,969,827	29,639,166
Shirish S. Sathaye	81,436,353	1,172,640
Daniel Warmenhoven	81,427,790	1,181,203
2.	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending July 31, 2010.

Votes for:	81,687,111
Votes against:	911,735
Abstentions:	10,147

Item 6. Exhibits

Exhibit No.	Description

10.1	Patent Cross License and Settlement Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.2	Letter Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.3	Executive Officer Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4	Aruba Networks, Inc. Employee Stock Purchase Plan (amended and restated December 16, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 3, 2010

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: March 3, 2010

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Patent Cross License and Settlement Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.2	Letter Agreement dated November 4, 2009 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 6, 2009).

10.3	Executive Officer Bonus Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009).

10.4	Aruba Networks, Inc. Employee Stock Purchase Plan (amended and restated December 16, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.