Form 10-Q
period 2010-04-30
ARUBA NETWORKS, INC.
filed 2010-06-04
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of June 1, 2010 was 92,658,395.

ARUBA NETWORKS INC.
INDEX

Item 1. Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	July 31,
	2010	2009
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$29,510	$41,298
Short-term investments	114,894	81,839
Accounts receivable, net	31,684	33,466
Inventory	15,298	8,450
Deferred costs	6,121	5,152
Prepaids and other	3,497	2,350

Total current assets	201,004	172,555

Property and equipment, net	7,860	7,426
Goodwill	7,655	7,656
Intangible assets, net	10,432	14,091
Other assets	1,371	1,326

Total assets	$228,322	$203,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,206	$930
Accrued liabilities	33,479	20,722
Income taxes payable	391	610
Deferred revenue	39,380	34,654

Total current liabilities	78,456	56,916

Deferred revenue	10,353	8,524
Other long-term liabilities	608	29

Total liabilities	89,417	65,469

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2010 and July 31, 2009; 92,362 and 86,744 shares issued and outstanding at April 30, 2010 and July 31, 2009	9	9
Additional paid-in capital	314,867	279,026
Accumulated other comprehensive income	81	182
Accumulated deficit	(176,052)	(141,632)

Total stockholders’ equity	138,905	137,585

Total liabilities and stockholders’ equity	$228,322	$203,054

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues
Product	$56,634	$35,822	$155,909	$118,561
Professional services and support	12,167	9,666	32,672	26,271
Ratable product and related professional services and support	156	318	627	1,101

Total revenues	68,957	45,806	189,208	145,933

Cost of revenues
Product	19,911	14,005	54,446	43,978
Professional services and support	2,201	1,814	6,437	5,585
Ratable product and related professional services and support	46	110	199	385

Total cost of revenues	22,158	15,929	61,082	49,948

Gross profit	46,799	29,877	128,126	95,985

Operating expenses
Research and development	13,874	9,734	37,713	30,407
Sales and marketing	27,697	20,251	79,013	66,519
General and administrative	8,840	5,854	23,600	17,154
Restructuring expense	—	—	—	1,447
Litigation reserves	1,650	—	21,900	—

Total operating expenses	52,061	35,839	162,226	115,527

Operating loss	(5,262)	(5,962)	(34,100)	(19,542)

Other income (expense), net
Interest income	218	368	616	1,572
Other income (expense), net	(189)	46	(432)	(438)

Total other income (expense), net	29	414	184	1,134

Loss before provision for income taxes	(5,233)	(5,548)	(33,916)	(18,408)

Provision for income taxes	85	213	504	507

Net loss	$(5,318)	$(5,761)	$(34,420)	$(18,915)

Net loss per common share, basic and diluted	$(0.06)	$(0.07)	$(0.39)	$(0.23)

Shares used in computing basic and diluted net loss per common share	90,874	85,200	88,978	84,044

Stock-based compensation expense included in above:
Cost of revenues	$382	$230	$1,011	$758
Research and development	3,139	1,547	7,864	5,723
Sales and marketing	2,710	2,401	7,774	7,793
General and administrative	$3,711	$1,355	$10,116	$3,881
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net loss	$(34,420)	$(18,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,493	7,168
Provision for doubtful accounts	259	122
Write downs for excess and obsolete inventory	1,476	3,324
Compensation related to stock options and share awards	26,765	18,155
Net realized gain/ (loss) on short-term investments	1	(7)
Accretion/ (amortization) of purchase discounts on short-term investments	482	(293)
Loss/ (gain) on disposal of fixed assets	19	(25)
Excess tax benefit associated with stock-based compensation	—	(44)
Changes in operating assets and liabilities:
Accounts receivable	1,523	1,824
Inventory	(9,123)	(4,417)
Prepaids and other	(1,147)	1,068
Deferred costs	(960)	1,763
Other assets	107	180
Accounts payable	4,145	(1,611)
Deferred revenue	6,555	(2,528)
Other current and noncurrent liabilities	12,493	3,566
Income taxes payable	(220)	(195)

Net cash provided by operating activities	15,448	9,135

Cash flows from investing activities
Purchases of short-term investments	(79,766)	(77,783)
Proceeds from sales and maturities of short-term investments	45,965	65,128
Purchases of property and equipment	(3,378)	(3,514)
Proceeds from sales of property and equipment	23	34

Net cash used in investing activities	(37,156)	(16,135)

Cash flows from financing activities
Proceeds from issuance of common stock	9,957	5,132
Repurchases of unvested common stock	(36)	(9)
Repurchase of common stock under stock repurchase program	—	(991)
Excess tax benefit associated with stock-based compensation	—	44

Net cash provided by financing activities	9,921	4,176

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net decrease in cash and cash equivalents	(11,788)	(2,825)

Cash and cash equivalents, beginning of period	41,298	37,602

Cash and cash equivalents, end of period	$29,510	$34,777

Supplemental disclosure of cash flow information
Income taxes paid	$768	$607
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2009 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2010, its results of operations for the three and nine months ended April 30, 2010 and 2009, and its cash flows for the nine months ended April 30, 2010 and 2009. The results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2010.
Certain prior period balances have been reclassified to conform to the current year presentation. The reclassifications did not affect previously reported net loss.
2. Intangible Assets
The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands)
As of April 30, 2010
Existing Technology	4 years	$9,283	$(5,333)	$3,950
Patents/Core Technology	4 years	3,046	(1,750)	1,296
Customer Contracts	6 to 7 years	5,083	(1,811)	3,272
Support Agreements	5 to 6 years	2,717	(1,149)	1,568
Tradenames/Trademarks	5 years	600	(254)	346
Non-Compete Agreements	2 years	712	(712)	—

Total		$21,441	$(11,009)	$10,432

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands)
As of July 31, 2009
Existing Technology	4 years	$9,283	$(3,593)	$5,690
Patents/Core Technology	4 years	3,046	(1,178)	1,868
Customer Contracts	6 to 7 years	5,083	(1,185)	3,898
Support Agreements	5 to 6 years	2,717	(741)	1,976
Tradenames/Trademarks	5 years	600	(164)	436
Non-Compete Agreements	2 years	712	(489)	223

Total		$21,441	$(7,350)	$14,091

The Company recorded approximately $1.2 million and $3.7 million of amortization expense related to its purchased intangible assets during the three and nine months ended April 30, 2010, respectively, and $1.2 million and $3.7 million during the three and nine months ended April 30, 2009, respectively.
The estimated future amortization expense of purchased intangible assets as of April 30, 2010 is as follows:

Amount
(in thousands)
Remaining three months of fiscal 2010	$1,145
Years ending July 31,
2011	4,555
2012	2,917
2013	1,259
2014	556

Total	$10,432

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

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss	$(5,318)	$(5,761)	$(34,420)	$(18,915)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	90,874	85,200	88,978	84,044

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.39)	$(0.23)

Common shares subject to repurchase are included in other accrued liabilities in the consolidated balance sheets.
The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect:

	As of April 30,
	2010	2009
	(in thousands)
Options to purchase common stock	24,269	19,900
Common stock subject to repurchase	31	215
Restricted stock awards	2,227	2,954

4. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of April 30, 2010
Corporate bonds and notes	$25,506	$38	$(12)	$25,532
U.S. government agency securities	61,407	44	(22)	61,429
U.S. treasury bills	18,788	36	—	18,824
Commercial paper	6,938	2	—	6,940
Certificates of deposit	2,175	—	(6)	2,169

Total short-term investments	$114,814	$120	$(40)	$114,894

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2009
Corporate bonds and notes	$10,667	$41	$—	$10,708
U.S. government agency securities	63,720	144	(6)	63,858
U.S. treasury bills	995	1	—	996
Commercial paper	6,275	3	(1)	6,277

Total short-term investments	$81,657	$189	$(7)	$81,839

The cost basis and fair value of debt securities as of April 30, 2010, by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
One year or less	$83,931	$83,977
One to two years	30,883	30,917

Total short-term investments	$114,814	$114,894

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the three months ended April 30, 2010.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of April 30, 2010:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
Corporate bonds and notes	$8,185	$(12)
U.S. government agency securities	21,558	(22)
Certificates of deposit	2,168	(6)

	$31,911	$(40)

There were no short-term investments in a continuous unrealized loss position for more than 12 months as of April 30, 2010.
Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash and cash equivalents as of April 30, 2010 and July 31, 2009 was approximately $29.5 million and $41.3 million, respectively, and approximated their fair value.
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
As of April 30, 2010, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$25,532	$—	$25,532
U.S. government agency securities	61,429	—	61,429
U.S. treasury bills	18,824	—	18,824
Commercial paper	6,940	—	6,940
Certificates of deposit	2,169	—	2,169
Money market funds	11,014	11,014	—

Total cash equivalents and short-term investments	125,908	$11,014	$114,894

Cash deposits with third-party financial institutions	18,496

Total cash, cash equivalents and short-term investments	$144,404

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

5. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	April 30,	July 31,
	2010	2009
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$32,139	$33,856
Less: Allowance for doubtful accounts	(455)	(390)

Total	$31,684	$33,466

	April 30,	July 31,
	2010	2009
	(in thousands)
Inventory
Raw materials	$416	$486
Finished goods	14,882	7,964

Total	$15,298	$8,450

	April 30,	July 31,
	2010	2009
	(in thousands)
Accrued Liabilities
Compensation and benefits	$8,584	$6,777
Inventory	9,837	5,145
Marketing	4,735	2,434
Other	10,323	6,366

Total	$33,479	$20,722

6. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	April 30,	July 31,
	Useful Lives	2010	2009
		(in thousands)
Computer equipment	2 years	$7,366	$7,220
Computer software	2- 5 years	4,777	4,175
Machinery and equipment	2 years	9,009	7,160
Furniture and fixtures	5 years	2,256	1,765
Leasehold improvements	2-5 years	835	637

Total property and equipment, gross		24,243	20,957
Less: Accumulated depreciation and amortization		(16,383)	(13,531)

Total property and equipment, net		$7,860	$7,426

7. Deferred Revenue
Deferred revenue consists of the following:

	April 30,	July 31,
	2010	2009
	(in thousands)
Product	$15,539	$10,911
Professional services and support	23,694	23,006
Ratable product and related services and support	147	737

Total deferred revenue, current	39,380	34,654

Professional services and support, long-term	10,353	8,487
Ratable product and related services and support, long-term	—	37

Total deferred revenue, long-term	10,353	8,524

Total deferred revenue	$49,733	$43,178

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue was primarily due to increases in the amount of products stocked by the Company’s value-added distributors (“VADs”), offset by the recognition of revenue on previously deferred transactions that included acceptance criteria from the related customers. The Company will not recognize revenue for the deferred product revenue held by the VADs until it receives persuasive evidence from the VADs of a sale to an end customer.
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
8. Income Taxes
For the three and nine months ended April 30, 2010 and 2009, the Company generated operating losses. However, while the Company generated consolidated book and U.S. jurisdiction tax losses for the three and nine months ended April 30, 2010, it generated taxable income in certain foreign jurisdictions. For the three months and nine months ended April 30, 2009, the Company generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
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
In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Employee Bonus Program (the “Bonus Plans”), which offers the Company’s executive officers and employees the opportunity to earn bonuses based on the achievement of specified performance targets during each performance period. The Bonus Plans consists of two performance periods per fiscal year. Each performance period lasts for two consecutive fiscal quarters, with a new performance period beginning on the first day of the first and third quarters. Under the Bonus Plans a bonus pool, in an amount determined by the Board of Directors (the “Board”), is funded based upon the extent to which the Company meets or exceeds internal operating plan revenue and profit targets set by the Board at the start of the Company’s fiscal year. Beginning with fiscal 2011, the Board may, in its discretion, determine that different performance metrics will be used to fund the bonus pool. The Bonus Plans award payout will be based on a percentage of the participant’s eligible base pay for the applicable performance period. Any bonus payment under the Bonus Plans will be made in the form of a restricted stock unit award granted under the Company’s 2007 Plan and will be subject to the terms and conditions of the 2007 Plan and an award agreement between the Company and the participant. Each restricted stock unit award will be scheduled to vest in full approximately one year following the date of grant.

Stock Option Activity
The following table summarizes information about shares available for grant and outstanding stock option activity for the period indicated:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2009	2,808,576	21,541,915	$3.32		6.7	$120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(1,353,731)	—
Restricted stock awards cancelled	209,733	—
Options granted	(5,283,835)	5,283,835	9.61	$5.33
Options exercised	—	(2,049,373)	2.66			17,942,141
Options repurchased	15,624	—	2.33
Options cancelled	507,257	(507,257)	4.30

As of April 30, 2010	1,240,819	24,269,120	$4.73		6.1	$190,789,858

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options was $4.6 million and $11.8 million for the three and nine months ended April 30, 2010, respectively, and $2.8 million and $8.7 million for the three and nine months ended April 30, 2009, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity for the period indicated:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2009	2,859,284	$6.21
Awards granted	1,353,731	10.37
Awards vested	(1,776,628)	6.13
Awards cancelled	(209,733)	6.54

As of April 30, 2010	2,226,654	$8.77

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards was $4.3 million and $12.2 million for the three and nine months ended April 30, 2010, respectively, and $2.0 million and $7.5 million for the three and nine months ended April 30, 2009, respectively.
Employee Stock Purchase Plan Activity
During the three months ended April 30, 2010, the Company sold 955,801 shares at an average per share price of $2.64 under the ESPP. Compensation expense recognized in connection with the ESPP was $1.1 million and $2.8 million for the three and nine months ended April 30, 2010, respectively, and $0.7 million and $1.9 million for the three and nine months ended April 30, 2009, respectively.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009

Risk-free interest rate	1.9%	1.8%	1.8%	2.0%
Expected term (in years)	4.3	4.2	4.3	4.2
Dividend yield	0	0	0	0
Volatility	71%	69%	71%	64%
Employee Stock Purchase Plan

	Three and nine	Three and nine
	months ended	months ended
	April 30, 2010	April 30, 2009

Risk-free interest rate	0.2% to 0.8%	0.5% to 0.9%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0	0
Volatility	43% to 81%	75% to 101%
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
Stock Repurchase Program
On February 26, 2008, the Company announced a stock repurchase program for up to $10.0 million worth of the Company’s common stock. The Company was authorized until February 26, 2010, to make purchases in the open market and any such purchases were funded from available working capital. The number of shares purchased and the timing of purchases was based on the price of the Company’s common stock, general business and market conditions, and other investment considerations, and did not exceed $2.5 million per quarter. Shares were retired upon repurchase. Over the life of the program, the Company purchased a total of 598,200 shares for a total purchase price of $3.1 million. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital. This program expired on February 26, 2010.
Stock-based Expenses
Total stock-based compensation was $10.0 million and $26.8 million for the three and nine months ended April 30, 2010, respectively, and $5.5 million and $18.2 million for the three and nine months ended April 30, 2009, respectively. The Company did not capitalize stock-based compensation during the three and nine months ended April 30, 2010, due to the amount qualifying for capitalization being immaterial.

10. Comprehensive Loss
Comprehensive loss includes the following:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(5,318)	$(5,761)	$(34,420)	$(18,915)
Change in unrealized gain/ (loss) on short-term investments	(111)	(9)	(101)	132

Comprehensive loss	$(5,429)	$(5,770)	$(34,521)	$(18,783)

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
The following presents total revenue by geographic region:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
United States	$40,275	$27,565	$112,552	$92,705
Europe, Middle East and Africa	10,307	9,543	27,974	27,693
Asia Pacific	15,940	6,756	39,772	20,038
Rest of World (including Japan)	2,435	1,942	8,910	5,497

Total	$68,957	$45,806	$189,208	$145,933

The following table presents significant channel partners as a percentage of total revenues:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009

Partner A	16.8%	*	14.8%	*
Partner B	16.1%	*	14.8%	*
Partner C	12.9%	*	10.5%	*
Partner D	10.3%	16.5%	11.4%	13.2%

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
During the third quarter of fiscal 2010, the Company recorded a reserve totaling $1.7 million related to legal matters.
From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company records the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and management’s view of these matters may change in the future.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Three months remaining in fiscal 2010	$1,154
Year Ending July 31,
2011	2,828
2012	2,429
2013	2,490
2014	2,609
2015	2,583
Thereafter	2,203

Total minimum payments	$16,296

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $20.9 million and $14.9 million in non-cancelable purchase commitments with these providers as of April 30, 2010 and July 31, 2009, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
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
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2009	$158
Provision	214
Obligations fulfilled during period	(160)

As of April 30, 2010	$212

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits brought against its indirect sales channels and end user customers. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2010 and July 31, 2009.
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
14. Subsequent Events
On May 7, 2010, the Company entered into a definitive agreement to purchase Azalea Networks (“Azalea”). Under the terms of the agreement, the Company will acquire Azalea in exchange for total consideration of approximately $27.0 million of the Company’s common stock subject to certain adjustments and up to $13.5 million in cash to be paid over two years. The acquisition is expected to close in the first quarter of fiscal 2011, and is subject to standard closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues(and, in particular, product revenues) from our indirect channels will continue to constitute a significant majority of our future revenues;
•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;
•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	regarding the factors that will affect our gross margins;

•	regarding the timing for consummating our acquisition of Azalea Networks;
•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;
•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;
•	that international revenues will increase in absolute dollars compared to fiscal 2009 and remain consistent or decrease as a percentage of total revenues in future periods compared with fiscal 2009;
•	that, as our customer base grows over time, the proportion of our revenues represented by support revenues will increase;

•	that we will strategically hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;
•	that research and development expenses for fiscal 2010 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2009;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2010 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2009;
•	that general and administrative expenses for fiscal 2010 will increase on an absolute dollar basis and increase or remain consistent as a percentage of revenue compared with fiscal 2009;
•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;
•	that legal expenses will continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements;
•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and
•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,

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
Our products have been sold to over 10,000 end customers worldwide (not including customers of Alcatel-Lucent, our largest channel partner), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value-added distributors(“ VADs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
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
While we have seen improvements in the overall macroeconomic environment and our revenues have increased, economic conditions worldwide have negatively impacted our business in our recent history. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals.
While we have seen signs of stabilization and improved visibility in the first nine months of fiscal 2010 relative to fiscal 2009, the economic conditions in the United States and the European Union, the continuing credit crisis that has affected worldwide financial markets, the continued volatility in the stock markets and other current negative macroeconomic indicators, such as the global recession, or uncertainty or further weakening in key vertical or geographic markets, have resulted in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors could create significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.
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
Our ability to meet our forecasted revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter, as well as the amount of revenue that we recognize for our products from our deferred revenue.
On May 7, 2010, we entered into a definitive agreement to purchase Azalea Networks. Under the terms of the agreement, we will acquire Azalea in exchange for total consideration of approximately $27.0 million of our common stock subject to certain adjustments and up to $13.5 million in cash to be paid over two years. The acquisition is expected to close in the first quarter of fiscal 2011, and is subject to standard closing conditions.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;
•	product mix and average selling prices;
•	new product introductions, such as our new value-priced, high performance 802.11n access point, and enhancements both by us and by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;
•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;
•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead; and

•	amortization expense from our purchased intangible assets.
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
Our headcount increased to 635 at April 30, 2010, from 598 at January 31, 2010, 560 at October 31, 2009 and 545 at July 31, 2009. Going forward, we expect to continue to strategically hire employees throughout the company as well as invest in research and development.
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

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and information technology (“IT”) infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, can have a significant impact on our financial statements. For fiscal 2010, we expect general and administrative expenses to increase on an absolute dollar basis and increase or remain consistent as a percentage of revenue compared to fiscal 2009.
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
Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2009. There were no material changes to our critical accounting policies during the third quarter of fiscal 2010.
Recent Accounting Pronouncements
See Note 13 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009

Revenues:
Product	82.1%	78.2%	82.4%	81.2%
Professional services and support	17.7%	21.1%	17.3%	18.0%
Ratable product and related professional services and support	0.2%	0.7%	0.3%	0.8%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	28.8%	30.6%	28.8%	30.1%
Professional services and support	3.2%	4.0%	3.4%	3.8%
Ratable product and related professional services and support	0.1%	0.2%	0.1%	0.3%

Gross margin	67.9%	65.2%	67.7%	65.8%

Operating expenses:
Research and development	20.1%	21.2%	19.9%	20.8%
Sales and marketing	40.2%	44.2%	41.8%	45.6%
General and administrative	12.8%	12.8%	12.4%	11.8%
Restructuring expenses	0.0%	0.0%	0.0%	1.0%
Litigation reserves	2.4%	0.0%	11.6%	0.0%

Operating margin	(7.6%)	(13.0%)	(18.0%)	(13.4%)

Other income (expense), net	0.0%	0.9%	0.1%	0.8%

Loss before income taxes	(7.6%)	(12.1%)	(17.9%)	(12.6%)

Provision for income taxes	0.1%	0.5%	0.3%	0.4%

Net loss	(7.7%)	(12.6%)	(18.2%)	(13.0%)

Revenues

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Total revenues	$68,957	$45,806	$189,208	$145,933

Type of revenues:
Product	56,634	35,822	155,909	118,561
Professional services and support	12,167	9,666	32,672	26,271
Ratable product and related professional services and support	156	318	627	1,101

Total revenues	$68,957	$45,806	$189,208	$145,933

Revenues by geography:
United States	40,275	27,565	112,552	92,705
Europe, the Middle East and Africa	10,307	9,543	27,974	27,693
Asia Pacific	15,940	6,756	39,772	20,038
Rest of World (including Japan)	2,435	1,942	8,910	5,497

Total revenues	$68,957	$45,806	$189,208	$145,933

During the third quarter of fiscal 2010, total revenues increased 50.5% over the third quarter of fiscal 2009 due to a $23.3 million increase in product and professional services and support revenues. Demand was strong across our core verticals, and across all of our major geographies. Our customer base also increased as we added approximately 2,800 new customers since the third quarter of fiscal 2009 and over 700 new customers in the third quarter of fiscal 2010 alone. Additionally, we saw solid growth in the broader enterprise as mobility is becoming a critical driver for enterprise productivity. For the first nine months of fiscal 2010, total revenues increased 29.7% over the first nine months of fiscal 2009, due to a $43.7 million increase in product and related professional services and support revenues that was driven by the same factors.

Our product revenues were bolstered by an increase in revenue related to our 802.11n access points due to the ratification of 802.11n. Further, product revenues have grown as a result of our right-sizing initiative. We are seeing companies continue to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs, which we believe is due in part to the recent economic downturn.
The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. Further, during the third quarter of fiscal 2010, we recognized several large renewals through one of our partners. As our customer base grows over time, we expect the proportion of our revenues represented by support revenues to increase because substantially all of our customers purchase support when they purchase our products.
Ratable product and related professional services and support revenues decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the third quarter of fiscal 2010, we derived 94.9% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs. In the same period of fiscal 2009, we derived 83.2% of our total revenues from indirect channels. For the first nine months of fiscal 2010, we derived 92.4% of our total revenues from indirect channels compared to 82.0% for the first nine months of fiscal 2009. Overall, the percentage of revenue from our indirect channels continues to grow as we see increased leverage from partner relationships. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased $10.4 million during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 largely due to the strength of the VADs in the international markets. Most notably, revenue in our Asia Pacific region grew 135.9% year over year due to significantly improved market presence by one of our VADs, especially in the education vertical. During the first nine months of fiscal 2010, international revenues increased $23.4 million compared to the same period in fiscal 2009. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2009, and remain consistent or decrease as a percentage of total revenues in future periods compared with fiscal 2009.
Cost of Revenues and Gross Margin

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Total revenues	$68,957	$45,806	$189,208	$145,933

Cost of product	19,911	14,005	54,446	43,978
Cost of professional services and support	2,201	1,814	6,437	5,585
Cost of ratable product and related professional services and support	46	110	199	385

Total cost of revenues	22,158	15,929	61,082	49,948

Gross profit	$46,799	$29,877	$128,126	$95,985

Gross margin	67.9%	65.2%	67.7%	65.8%
During the third quarter of fiscal 2010 cost of revenues increased 39.1% compared to the third quarter of fiscal 2009 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the third quarter of fiscal 2010, payments to Flextronics and Flextronics-related costs constituted more than 75% of our cost of product revenues. In the first nine months of fiscal 2010, cost of revenues increased 22.3% compared to the first nine months of fiscal 2009, also due to the corresponding increase in our product revenues.
Cost of professional services and support revenues increased 21.3% during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to the increase in professional services and support revenues. For the first nine months of fiscal 2010, cost of professional services and support revenues increased 15.3% compared to the same period in fiscal 2009. We have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.

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
Gross margins increased 2.7% during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to the renewal of several large support contracts with higher gross margin profiles during the third quarter of fiscal 2010. For the first nine months of fiscal 2010, gross margins increased 1.9% compared to the same period in fiscal 2009 due to product mix of sales on higher-margin controllers and software and better mix of sales with higher-margin channel partners. Further, we have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.
Research and Development Expenses

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Research and development expenses	$13,874	$9,734	$37,713	$30,407
Percent of total revenues	20.1%	21.2%	19.9%	20.8%
During the third quarter of fiscal 2010, research and development expenses increased 42.5% compared to the third quarter of fiscal 2009, primarily due to an increase of $3.2 million in personnel and related costs as we added 59 new employees to our research and development team. Facilities expenses increased $0.4 million related to the increase in our headcount. Expenses for consulting and outside agencies increased $0.4 million due to design and compliance work for our new low-priced access point and our new controllers.
During the first nine months of fiscal 2010, research and development expenses increased 24.0% compared to the first nine months of fiscal 2009, primarily due to an increase of $5.1 million in personnel and related costs as a result of an increase in headcount. Expenses for consulting and outside agencies increased by $0.9 million and facilities expenses increased $0.8 million due to reasons described above. Depreciation expense increased $0.5 million due to an increase in fixtures, machinery and equipment used to design and test new products.
Sales and Marketing Expenses

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Sales and marketing expenses	$27,697	$20,251	$79,013	$66,519
Percent of total revenues	40.2%	44.2%	41.8%	45.6%
Sales and marketing expenses increased 36.8% during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Personnel and related costs increased $4.3 million due to the addition of 30 new employees to our sales and marketing team and an increase in stock-based compensation of $1.7 million. Marketing expenses increased $0.7 million due to several new marketing programs initiated in the third quarter of fiscal 2010 including a user-group convention we hosted, online advertising and partner events. Commission expense increased $2.1 million corresponding with the increase in revenues. Facilities expenses increased $0.3 million due to the movement of equipment to our inventory depots.
During the first nine months of fiscal 2010, sales and marketing expenses increased 18.8% compared to the first nine months of fiscal 2009. Personnel and related costs increased $6.5 million primarily due to an increase in stock-based compensation of $2.7 million. Marketing expenses increased $2.1 million related to new product launches, website redesign fees and a user-group convention we hosted. Sales and marketing expenses were also impacted by an increase in commission expense of $2.9 million and an increase in facilities expenses of $0.6 million for the reasons described above. Finally, demonstration equipment increased $0.3 million due to the increase in headcount as each new sales representative is provided demonstration equipment.

General and Administrative Expenses

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
General and administrative expenses	$8,840	$5,854	$23,600	$17,154
Percent of total revenues	12.8%	12.8%	12.4%	11.8%
During the third quarter of fiscal 2010, general and administrative expenses increased 51.0% compared to the third quarter of fiscal 2009, primarily due to an increase of $1.9 million in personnel expenses, including $1.5 million in stock-based compensation. Expenses for outside services increased $0.4 million due to design work associated with our headquarters building as well as fees paid to consultants working on our internal systems. Legal fees increased $0.5 million as a result of ongoing litigation and recent merger and acquisition activity. Finally, facilities expenses increased $0.2 million due to an increase in our headcount.
During the first nine months of fiscal 2010, general and administrative expenses increased 37.6% compared to the first nine months of fiscal 2009, primarily due to an increase of $5.6 million in personnel expenses, including $4.1 million in stock-based compensation. Facilities expenses increased $0.3 million and expenses for outside services increased $0.5 million for the reasons described above.
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
Litigation Reserves
During the third quarter of fiscal 2010, we recorded a reserve totaling $1.7 million related to legal matters. There were no such expenses in the third quarter of fiscal 2009.
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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign currency exchange gains and losses.

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Interest income	$218	$368	$616	$1,572
Other income (expense), net	(189)	46	(432)	(438)

Total other income (expense), net	$29	$414	$184	$1,134

Interest income during the third quarter of fiscal 2010 decreased 40.8% from the third quarter of fiscal 2009, primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 1.5% in the third quarter of fiscal 2009 to 0.7% in the third quarter of fiscal 2010. Our average yield-to-maturity rate decreased from 2.3% during the first nine months of fiscal 2009 to 0.7% during the first nine months of fiscal 2010.
Other income (expense), net decreased during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to foreign currency losses driven by the remeasurement of foreign currency transactions into U.S. dollars. For the first nine months of fiscal 2010, other income (expense) net, remained relatively flat compared to the same period in fiscal 2009.
Provision for Income Taxes
Since inception, we have incurred operating losses. However, while we generated book losses, we generated operating income for foreign tax purposes resulting in tax provisions during the third quarter of fiscal 2010. As of July 31, 2009, we had net operating loss carryforwards of $84.1 million and $71.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $6.0 million for federal and $5.7 million for state income tax purposes as of July 31, 2009. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 8 of Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

	April 30,	July 31,
	2010	2009
	(in thousands)
Working capital	$122,548	$115,639
Cash and cash equivalents	29,510	41,298
Short-term investments	$114,894	$81,839

	Nine months ended April 30,
	2010	2009
	(in thousands)
Cash provided by operating activities	$15,448	$9,135
Cash used in investing activities	(37,156)	(16,135)
Cash provided by financing activities	$9,921	$4,176
At April 30, 2010, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $21.3 million during the first nine months of fiscal 2010 from $123.1 million in cash, cash equivalents and short-term investments as of July 31, 2009 to $144.4 million as of April 30, 2010. Most of our sales contracts are denominated in United States dollars including sales contracts with international customers. As such, changes in our revenues derived from international customers have not affected our cash flows from operations as these are not affected by movement in exchange rates. However, as we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates.

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
During the first nine months of fiscal 2010, operating activities provided $15.4 million of cash compared to $9.1 million of cash provided in operating activities during the first nine months of fiscal 2009. A decrease in accounts receivable, and increases in accounts payable, deferred revenue, accrued liabilities, and non-cash adjustments relating to stock-based compensation and depreciation and amortization contributed to the overall cash inflow. These inflows were partially offset by cash outflows due to increases in inventory, and prepaid and other assets as well as our net loss for the first nine months of fiscal 2010. Further, in November 2009, pursuant to the Settlement Agreement with Motorola, we made a one-time payment to Motorola for $19.8 million. See Note 12 of our Notes to Consolidated Financial Statements for further discussion.
Cash Flows from Investing Activities
Cash used in investing activities during the first nine months of fiscal 2010 increased $21.0 million compared to the first nine months of fiscal 2009. We purchased more short-term investments during the first nine months of fiscal 2010 compared to the corresponding period in fiscal 2009 as we reinvested cash flow from operations. We also sold fewer short-term investments in the first nine months of fiscal 2010 compared to the corresponding period in fiscal 2009. Purchases of property and equipment in the first nine months of fiscal 2010 were slightly down compared to the first nine months of fiscal 2009.
Cash Flows from Financing Activities
Cash provided by financing activities increased $5.7 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to the increase in our stock price and the increase in the number of contributions in our Employee Stock Purchase Plan. In the first nine months of fiscal 2009 we repurchased shares of our common stock under our stock repurchase program in the amount of $1.0 million.
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
On May 7, 2010, we entered into a definitive agreement to purchase Azalea Networks. Under the terms of the agreement, we will acquire Azalea in exchange for total consideration of approximately $27.0 million of our stock subject to certain adjustments and up to $13.5 million in cash will be paid over two years. The acquisition is expected to close in the first quarter of fiscal year 2011, and is subject to standard closing conditions. Other than this agreement, we currently have no other agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Contractual Obligations
The following is a summary of our contractual obligations:

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Operating leases	$16,296	$3,347	$4,918	$5,244	$2,787
Non-cancellable inventory purchase commitments (1)	20,927	20,927	—	—	—

Total contractual obligations	$37,223	$24,274	$4,918	$5,244	$2,787

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the orders are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of orders are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $144.4 million and $123.1 million at April 30, 2010 and July 31, 2009, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the third quarter of fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined immaterially assuming consistent investment levels.
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
Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on our financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.
Item 1A. Risk Factors
Risks Related to Our Business and Industry
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
While we have seen improvements in the overall macroeconomic environment and our revenues have increased, economic conditions worldwide have negatively impacted our business in our recent history. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products, increased competition, and the deferral or delay of reviews by end user customers of their existing infrastructure that could have otherwise driven demand for our products. These factors have impacted our operating results and could create uncertainty for the future. For example, as the U.S. and global economies weakened, in the second and third quarters of fiscal 2009, our total revenues decreased sequentially over the same period. In addition, our business depends on the overall demand for IT and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced.
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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;
•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;
•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;
•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;
•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;
•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;
•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;
•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;
•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;
•	our ability to maintain volume manufacturing pricing from Flextronics or our other contract manufacturers, and our component suppliers;
•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;
•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;
•	growth in our headcount and other related costs incurred in our customer support organization;
•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and
•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during the first nine months of fiscal 2010.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve profitability in the future.
We have a history of losses and have not achieved profitability on a quarterly or annual basis. We experienced net losses of $5.3 million and $34.4 million for the third quarter and first nine months of fiscal 2010, respectively. We experienced net losses of $5.8 million and $18.9 million for the third quarter and first nine months of fiscal 2009, respectively. As of April 30, 2010 and July 31, 2009, our accumulated deficit was $176.1 million and $141.6 million, respectively. We expect to incur operating losses in the near future as a result of the expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development. If we fail to increase revenues or manage our cost structure, we may not achieve or sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

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
A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems (primarily through its Wireless Networking Business Unit), Motorola and Hewlett-Packard, as well as smaller companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 94.9% and 92.4% for the third quarter and first nine months of fiscal 2010, respectively. The percentage of our total revenues fulfilled from sales through our indirect channel was 83.2% and 82.0% for the third quarter and first nine months of fiscal 2009, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Several of our channel partners accounted for more than 10% of total revenues for the third quarter of fiscal 2010. The table below represents the percentage of total revenues our top channel partners contributed:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009

Partner A	16.8%	*	14.8%	*
Partner B	16.1%	*	14.8%	*
Partner C	12.9%	*	10.5%	*
Partner D	10.3%	16.5%	11.4%	13.2%
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of April 30, 2010, three of our channel partners individually accounted for more than 10% of accounts receivable. Partner A accounted for 26.9%, Partner B accounted for 20.7%, and Partner D accounted for 12.6% of total accounts receivable. As of July 31, 2009, Partner C accounted for 23.0% and Partner D accounted for 19.1% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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
We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, as of July 31, 2009, we had been developing and were offering for sale products that complied with the draft 802.11n wireless LAN standard (“11n”) that the IEEE had not yet ratified. Although subsequent to our fiscal year end, the IEEE ratified the 11n standard and did not modify the draft of the 11n standard, the IEEE could modify the standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected products.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.
In March 2008, we completed our acquisition of AirWave Wireless, Inc. We continue to integrate the acquired AirWave products into our secure mobility solutions, as well as provide products and continuing support to existing AirWave customers and partners. In May 2010, we entered into a definitive agreement to purchase Azalea Networks. The acquisition is expected to close in the first quarter of fiscal 2011, and is subject to standard closing conditions. Further, in the future we may acquire other businesses, products or technologies. When the acquisition of Azalea is completed, and upon the completion of any future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. This acquisition and future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, this acquisition and any future acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
As a result of the fact that we outsource the manufacturing of our products to contract manufacturers, including Flextronics, we do not have the ability to ensure quality control over the manufacturing process. Furthermore, if there are significant changes in the financial or business condition of Flextronics or our other contract manufacturers, our ability to supply quality products to our customers may be disrupted.
As a result of the fact that we outsource the manufacturing of our products to Flextronics and other contract manufacturers, we are subject to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products. Quality or performance failures of our products or changes in the financial or business condition of our contract manufacturers could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenues and financial condition.

Our orders with our contract manufacturers represent a relatively small percentage of the overall orders received by them from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturers are constrained in their abilities to fulfill all of its customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis.
If any of our contract manufacturers suffer an interruption in its business, or experiences delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.
Our contract manufacturers purchase some components, subassemblies and products from a single supplier or a limited number of suppliers, and with respect to some of these suppliers, we have entered into license agreements that allow us to use their components in our products. The loss of any of these suppliers or the termination of any of these license agreements may cause us to incur additional set-up costs, result in delays in manufacturing and delivering our products, or cause us to carry excess or obsolete inventory.
Shortages in components that we use in our products are possible, and our ability to predict the availability of such components may be limited. While components and supplies are generally available from a variety of sources, we currently depend on a single or limited number of suppliers for several components for our equipment and certain subassemblies and products. We rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products, including those components, subassemblies and products that are only available from a single supplier or a limited number of suppliers.
For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that our contract manufacturers source and incorporate in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor our contract manufacturers have entered into supply agreements. All of our access points incorporate components from Atheros Corporation (“Atheros”), and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”) and Netlogic Microsystems Corporation (“Netlogic”). We have entered into license agreements with Atheros, Broadcom and Netlogic, the termination of which could have a material adverse effect on our business. Our license agreements with Atheros, Broadcom and Netlogic have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Atheros, Broadcom or Netlogic, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from Atheros, Broadcom or Netlogic.
In addition, for certain components, subassemblies and products for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little to no inventory of our product components, and we and Flextronics rely on our suppliers to deliver necessary components in a timely manner. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.

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
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. For example, in August 2007, Symbol Technologies, Inc. and Wireless Valley Communications, Inc., both subsidiaries of Motorola, Inc., filed suit against us asserting infringement of certain U.S. patents, and, in November 2009, we entered into a settlement agreement with Motorola, Inc., Symbol Technologies, Inc. and Wireless Valley Communications, Inc. (collectively “Motorola”), pursuant to which we paid Motorola $19.8 million. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements.

Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisition of AirWave Wireless, Inc. resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $10.4 million as of April 30, 2010. This represents a significant portion of the assets recorded on our balance sheet. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
As of April 30, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 25.3% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
None.
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Reserved]
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

10.1
Description of amendments to change of control arrangements (incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33347) filed on March 9, 2010).

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
Dated: June 4, 2010

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)
Dated: June 4, 2010

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Description of amendments to change of control arrangements (incorporated herein by reference to Item 5.02 to the Registrant’s Current Report on Form 8-K (Commission File No. 001-33347) filed on March 9, 2010).

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