Form 10-K
period 2010-07-31
ARUBA NETWORKS, INC.
filed 2010-09-24
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2010
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

As of January 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $736,314,686, based on the closing price reported for such date on the NASDAQ Global Market.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, was 97,281,745 shares as of September 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that revenues(and, in particular, product revenues) from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;

• regarding the factors that will affect our gross margins;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;

•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;

•	that international revenues will increase in absolute dollars and increase as a percentage of total revenues in future periods compared with fiscal 2010;

•	that, as our customer base grows over time, the proportion of our revenues represented by support revenues will increase;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2011 will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared with fiscal 2010;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2011 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2010;

•	that general and administrative expenses for fiscal 2011 will increase or remain consistent on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2010;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that legal expenses will continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,

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

Overview

We are a global leader in distributed enterprise networks that securely connect local and remote users to corporate IT resources. Our award-winning portfolio of campus, branch office, teleworker, and mobile solutions simplify operations and provide secure access to all corporate applications and services — regardless of a user’s device, location, or network. The result is improved productivity and lower capital and operating costs.

Our product portfolio encompasses: industry-leading high-speed 802.11a/b/g/n wireless local area networks (“WLANs”); Virtual Branching Networking solutions for branch offices and teleworkers; and network operations tools — including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite — for managing wired, wireless, and mobile device networks. These products are key to our rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.

Our products have been sold to over 11,000 end customers worldwide (not including customers of Alcatel-Lucent, one of our channel partners), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value-added distributors(“VADs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

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

While we begin to see improvements in the overall macroeconomic environment, and our revenues have increased during fiscal 2010, economic conditions worldwide have negatively impacted our business in our recent history. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. These factors could create significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

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

Our ability to meet our forecasted revenue is dependent on our ability to convert our sales pipeline into product revenues from orders received and shipped within the same fiscal quarter, as well as the amount of revenue that we recognize for our products and pre-billed services from our deferred revenue.

On May 7, 2010, we entered into a definitive agreement to purchase Azalea Networks. The acquisition subsequently closed on September 2, 2010. In connection with the closing, we will be issuing common stock for an aggregate value of approximately $27.0 million subject to certain adjustments and contingent rights associated with such shares of up to $13.5 million in cash, payable if at all, over two years. Based on our evaluation of the Azalea Networks financial statements, we have determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro forma financial statements for the acquisition.

Industry Background

Network users are increasingly mobile and depend on continuous access to enterprise networks in order to work productively in the office, at home, or on the road. No longer just a convenience, mobile computing and connectivity are business -critical infrastructure that must deliver to mobile users the same experience, access to data, and security as they would enjoy at the office. Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at the lowest cost. We expect that ultimately every workplace will be all-wireless, and users will be completely un-tethered from restrictive wired networks.

Delivering secure mobility solutions requires that certain challenges be overcome:

•	Enabling both security and mobility — Radio waves cannot be confined within a building’s walls, challenging traditional wired network physical security models that depend on an impenetrable perimeter. To enable mobility, network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Unauthorized wireless devices that could potentially circumvent network security must be detected and prevented.

•	Delivering applications reliably in a mobile environment — Without special handling, many applications that are intended to be delivered over a fixed network may perform sub-optimally in a mobile environment. This is especially true for mission-critical data and latency-sensitive voice and video applications. Enabling a network to recognize and adapt to an application — so-called “application awareness” — is essential if data, voice and video are to be delivered reliably and with full fidelity.

•	System integration — Enterprise-class mobility solutions require more than just wireless access. Security, application, network, and radio frequency (“RF”) management services are also necessary, potentially increasing the complexity of a system as it grows in size and scope. To be effective, a mobility solution must minimize deployment and integration complexity, and support massive scalability, without requiring expensive upgrades to existing networking infrastructure.

•	Network and operations management — The management system is the heart of any secure mobility solution because it so profoundly affects up-time, ease-of-use, IT overhead, and on-going operating costs.

Essential tasks like network set-up, diagnostics, report generation, maintenance, and software upgrades require an efficient centralized management system that encompasses wired, wireless, and mobile device networks. To ease the transition from legacy to new 802.11n Wi-Fi networks — and make the most of existing capital investments — it is imperative that the management system seamlessly integrate devices from multiple vendors into a single management console.

•	Support for emerging mobile applications — Secure mobility solutions need to be future-proof, ready to support emerging applications such as high definition video, unified communications, real-time telemetry, wide-area smart grid over resilient mesh, large-scale telework, and location-based services such as asset tracking and inventory management.

We believe that our user-centric networks are fundamentally different from alternative mobility solutions. In traditional enterprise networks, users are connected to physical ports using wire cables. These port-centric architectures assume a static relationship between a user and a data port, and the network access policies and application delivery priorities are not designed to accommodate — and therefore limit — user mobility away from that port. To enable user mobility, the fixed ports must either be opened so any user can connect from any port, or they must be connected to wireless LANs. Both of these options reduce network security and application performance in a port-centric architecture. To allow remote users to securely access a port-centric network, enterprises commonly deploy virtual private networks (“VPNs”), which increase cost and complexity while often degrading the user experience and application performance. None of these alternatives address the fundamental challenge of convenient and secure user access, reliable application delivery, or delivery of a consistent user experience across both wireless and wired networks at local and remote locations.

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

While this design puts wireless networking on an equal footing with wired networks with respect to security, it also enhances mobility and potentially increases user productivity and operational efficiencies. Within a campus environment these benefits are typically realized by customers who “rightsize” their networking infrastructure by deploying Wi-Fi wherever it is possible to do so, and wired Ethernet only where there is no wireless alternative. For users at branch offices or on the road, user-centric technology extends the enterprise network wherever it is needed. Leveraging this capability, our Virtual Branch Networking solution delivers an “in-the-office” experience to fixed teleworker and branch office users across town and around the world.

Other key elements of our user-centric architecture include:

•	Adaptive wireless — Adaptive 802.11a/b/g/n wireless LANs enhance productivity and collaboration by delivering high performance wireless data, voice, and video connections even in environments with densely deployed clients and high levels of RF interference. Our solutions scale for campus applications yet remain cost-effective for small branch deployments. They can be used both indoors and outdoors, and incorporate secure enterprise mesh for completely wireless networking.

•	Identity-based security IT departments can deliver authentication, encryption, and access control services to all users via a single integrated, low-power appliance. VPN termination appliances and access control firewalls are not required, reducing IT overhead and expenses.

•	Application-awareness — Our user-centric network is application-aware — it knows what type of applications are running on the network — and will dynamically adjust itself to improve the performance of data, voice, and video applications. IT managers can define policies that prioritize and optimize services based on the specific user and/or the application being delivered.

•	Vendor-agnostic operations management — Aruba’s AirWave Wireless Management Suite is a multi-vendor network management platform that provides business-critical insights into the operation of wireless networks made by more than 15 different vendors. Whether managing a single vendor network, or a multi-

vendor legacy system in transition to 802.11n, the AirWave platform extends the life of existing infrastructure investments and lowers IT overhead associated with managing a dynamic network.

•	Easy to deploy, easy to use — We have designed our architecture as a non-disruptive overlay to existing enterprise networks, allowing our networks to be quickly deployed without replacing existing infrastructure. Additionally, we have integrated all of the disparate elements of enterprise mobility — security, application, network and RF management services — into a single architecture, making it easier and less expensive to deploy.

•	Cost-effective scalability — We believe our architecture provides industry-leading scalability through its ability to support up to 100,000 concurrent users from a single centralized point of control. In addition, our integrated solution reduces the amount and type of equipment required to enable mobility within a given location. As a result, our architecture enhances management efficiency and reduces equipment and personnel costs, allowing enterprise IT managers to scale enterprise mobility solutions in a cost-effective manner.

•	Flexible platform supports emerging applications — By combining the flexibility of modular software with high-performance, programmable hardware, customers can rapidly implement updates, upgrades, and new features with no or minimal equipment changes.

•	Remote networking — Virtual Branch Networking extends the benefits of centralized management and secure networking to branch offices, teleworkers, and road warriors. Simple to deploy, use and maintain — and with the option to use 3G cellular broadband connections — these remote networking solutions extend the enterprise network virtually anywhere.

•	Network rightsizing — Network rightsizing enables customers to lower operating expenses and reduce their carbon footprint by bringing their wired and wireless LAN infrastructure in line with actual user demand. Rightsizing is a three-step process that involves assessing wired Ethernet LAN utilization, consolidating edge switches to meet actual usage, and expanding the wireless LAN to meet growing demand. We believe that cost savings can result from, among other things, fewer switch service contracts, lower electricity consumption, and reduced air conditioning loading. Our Return On Investment calculators help predict the monetary and carbon savings opportunities based on company size and network configuration.

Our Strategy

Our goal is to establish our secure mobility solution as the de facto standard for global education, enterprise, finance, government, healthcare, hospitality, industrial, and retail verticals. In pursuit of this quest, we believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Drive adoption across the enterprise — Many enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our objective is to penetrate remote locations and gain adoption by mobile users across primary campuses, as well as in satellite, branch, and home offices. We intend to do so by emphasizing the productivity enhancements and cost-efficiency of our approach. Network rightsizing and Virtual Branch Networking are two pillars of this strategy, helping users to enhance mobility, obtain a uniform network experience for all users, and lower both operating and capital expenditures.

•	Maintain and extend our software offerings — We believe that the integrated encryption, authentication, and network access technology embedded in the ArubaOS operating system are key competitive differentiators. We intend to continue enhancing the ArubaOS operating system and our centralized mobility architecture to maintain our position as a technology innovator. We also intend to extend the functionality and performance of the ArubaOS operating system with additional software modules such as unified communications, video-over-IP, and location-based services. Finally, we intend to continue enhancing the capabilities of our multi-vendor AirWave Wireless Management Suite to support additional competitive products and enhance the underlying features of this market-leading platform.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to overseas contract manufacturers such as Flextronics Manufacturing Singapore Pte. Ltd. (“Flextronics”), Sercomm Corporation (“Sercomm”) and Accton Corporation (“Accton”) and have established offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations, and by establishing additional offshore capabilities for certain general and administrative functions.

•	Expand our base of technology partners — We will continue expanding our network of technology partners to enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications.

Products

Our secure mobility solutions integrate the ArubaOS operating system together with adaptive indoor and outdoor Wi-Fi networks, identity-based security, wired and wireless remote networking devices, and centralized multi-vendor network management. The resulting mobility solutions enhance productivity, foster workplace collaboration, and ensure the continuity of business-critical processes, regardless of where users work or roam. Our solutions can be overlaid on top of existing networks and security solutions, preserving or extending the useful life of investments in legacy network infrastructure.

ArubaOS

ArubaOS serves as the system software for our architecture. It uniquely integrates user-based security, application-aware RF services, and wireless LAN access to deliver the most scalable secure mobile networking solution for large and mid-sized enterprises. ArubaOS comes standard with comprehensive centralized controls, and additional security and mobility functionality that can be added or unlocked via licensed software modules.

Software Modules for ArubaOS

Software modules extend the base capabilities of ArubaOS. Over time, many licensed software modules have been integrated into the base ArubaOS. Currently available base and licensed software modules include, among others:

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

Mobility Controllers

Aruba’s high-performance Mobility Controllers oversee the operation of our secure mobility solutions. These purpose-built platforms run ArubaOS and its associated software modules, and can scale to meet the needs of large multi-national networks while handling the high-throughput needs of 802.11n wireless networks. The controllers share a common hardware architecture that includes a dedicated control processor, a high-performance programmable network processor unit, and a unique programmable encryption engine. Mobility Controllers aggregate network traffic from access points, process it using our software controls, and deliver it to the network.

Our family of controllers includes multiple models, sized and priced to support a wide variety of applications from small offices and retail stores to branch and regional offices to large campuses and multi-national deployments.

Access Points

Our access points serve as on-ramps that aggregate user traffic onto the enterprise network and direct this traffic to Mobility Controllers. In addition to providing network access, our wireless access points provide security monitoring services for wireless networks. Wireless access points, available in a wide range of indoor and outdoor versions, provide connectivity to clients using 802.11a/b/g/n Wi-Fi, which is supported by a broad array of consumer and commercial devices.

Virtual Branching Networking Solutions

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

Aruba’s cloud-based Content Security Service brings enterprise-class, real-time content filtering, intrusion prevention, anti-virus/anti-spam protection, and load balancing of outbound traffic to distributed enterprises and workforces without the need for branch office hardware. All traffic is sifted through a low-latency, real-time cloud-based filter for compliance with filtering parameters before being passed to its destination. Non-compliant traffic is blocked and logged. User-defined thresholds trigger automatic notification alerts, and a comprehensive reporting feature provides both real-time and long-term historical reports of policy violations to help quickly identify trends.

Management Analytics and Threat Prevention

We offer a comprehensive suite of applications for planning, monitoring, fault management, real-time troubleshooting, reporting, RF coverage and location visualization for designing, maintaining, and securing wireless networks. Our patent-pending wireless intrusion detection and prevention system features a two-tier system architecture — dual-radio sensors and a central security server. This powerful wireless security solution incorporates the Wireless Threat Protection Framework — including user-defined threat signatures — for complete threat detection, attack prevention, “no wireless” policy enforcement, and compliance reporting inside the enterprise. The result is a wireless network that is secured against intentionally perpetrated intrusions and unintentional vulnerabilities caused through misconfigured network equipment.

AirWave Wireless Management Suite

AirWave Wireless, a division of Aruba Networks, is a leading provider of specialized tools to centrally manage large, multi-vendor wireless LAN, mesh, and WiMax networks. The AirWave suite provides a single, easy-to-use console that gives the entire IT staff full visibility and control over their wireless network and its users.

Legacy and new networking equipment often need to run side-by-side, in some cases for several years, because of multi-year capital equipment purchasing cycles and the introduction of new networking technology like 802.11n. The AirWave platform eases technology transitions by extending the life of existing capital investments and enabling multi-vendor solutions to be run from a common, centralized network management system. Most wireless vendors offer only proprietary management solutions geared towards their own products. In contrast, the AirWave suite manages networks and products from Aruba and more than 15 other vendors.

In addition to providing best-in-class multi-vendor mobility management tools, AirWave software can be used for remote managed service applications targeted by some of our service provider partners. The tool suite includes the AirWave Management Platform, VisualRFtm Location and Mapping Module, RAPIDStm Rogue Detection Module, and AirWave Master Console & Failover Servers.

AirWave OnDemand is a cloud-based, enterprise-class, subscription-based network management service, housed at a secure Aruba data center, that remotely configures, manages, monitors, and diagnoses wireless LANs. The service uses virtual instances of the AirWave Wireless Management to enable subscribers to monitor and change wireless LAN status, generate compliance reports, locate users and Wi-Fi devices, and diagnose problems from any Internet connection. Enterprise-class management capabilities and high security make AirWave OnDemand suitable for small businesses and distributed enterprises and institutions that want to lower capital and operating expenses by eliminating local management servers and software.

Customers

Our products have been sold to over 11,000 end customers worldwide (excluding end-customers of Alcatel-Lucent) in most major industries including construction, education, finance, government, healthcare, hospitality, manufacturing, media, retail, technology, telecom, transportation, and utilities. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations, including:

United States	EMEA	Asia Pacific and Other

California State University	BAA	Lawson
Boston Medical Center	Norwegian Ministry of Foreign Affairs	Samsung Medical Center
Hess Corporation	Saudi Aramco	New South Wales DET
Microsoft	The London Business School	Santos-Brasil SA
Federal Deposit Insurance Corporation	KPMG Netherlands	Export-Import Bank of Thailand
United States Air Force	Southampton University Hospitals NHS Trust	University of Tokyo

End user customers purchase our products directly from us and through our VARs, VADs and original equipment manufacturers (“OEMs”). For a description of our revenues based on our customers’ geographic locations, see Note 10 of Notes to Consolidated Financial Statements.

Sales and Marketing

We sell our products and support directly through our sales force and indirectly through our VAR, VAD and OEM partners:

•	Our sales force — We have a sales force in each of the following regions: the Americas, Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and throughout the rest of the world. Each sales force is responsible for managing all direct as well as channel business within its designated geographic territory.

•	VARs, VADs and OEMs — Our VARs, VADs and OEMs market, sell, and deploy our solutions to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service.

We have continued to grow the use of our channel partners in each of our theatres of operations. In total, we have brought on board nearly 300 new channel partners during the past fiscal year. In August 2010, we signed a multi-year OEM agreement with Dell, Inc. Dell will sell our wireless networking solutions under the Dell PowerConnect W-Series.

As part of our continuing efforts to improve operating leverage through our channel partners we are increasingly relying on our VARs, channel managers, and inside sales team to manage smaller-sized deals. This improves our sales productivity and enables our direct sales teams to focus more on winning large customers.

Our marketing activities include lead generation, tele-sales, advertising, website operations, direct marketing, and public relations, as well as participation at technology conferences and trade shows.

Backlog

In our experience, the actual amount of product backlog at any particular time is not a meaningful indication of our future business prospects. We have orders for products that have not been shipped and for services that have not yet been performed for various reasons. Because we allow customers to cancel or change orders with limited advance notice prior to shipment or performance and because many orders remain in backlog due to concerns about the credit worthiness of the partner or customer, we do not consider backlog to be firm and do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Customer Service, Support and Training

We offer tiered customer service and support programs that encompass hardware, software, and access to future software upgrades on a when-and-if available basis. In order to better serve our customers, we have multiple support centers available to respond 24x7x365. Service and support for end customers of our VARs, VADs and OEMs are typically provided by these channel partners, to whom we provide back-up support.

Our training department conducts basic and advanced courses through an on-line training portal and on-site at customer locations, third-party regional training facilities, and our headquarters training facility in Sunnyvale, California. As part of our training program, we offer certification programs to demonstrate that participants have successfully completed the program and passed written and practical exams covering our products, networking, and wireless technologies.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California and Bangalore, India. As part of our acquisition of Azalea Networks, we gained a third development center in Beijing, China. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2010, 2009, and 2008 are disclosed in the consolidated statements of operations.

Manufacturing

We outsource the manufacturing of the majority of our hardware products to contract manufacturers and original design manufacturers (“ODM”) partners. These manufacturing partners help us optimize our operations by lowering costs and reducing time to market. Our major manufacturing partners are Flextronics, Sercomm, and Accton. Sercomm and Accton have headquarters in Taiwan while our products are manufactured at their facilities in Suzhou and Shenzhen, China, respectively. Flextronics manufactures our products in Shanghai, China. Our manufacturing agreement with each partner is structured similarly. The agreements are automatically renewed each year for successive one year terms unless we or our manufacturing partner provides at least 90 days’ advance written notice to the other party of an intent not to renew. In addition, these agreements may be terminated by us or our manufacturing partners for any reason upon 180 days’ advance written notice to the other party.

In addition, we utilize a Flextronics facility in Singapore for limited production of specialized products and fulfillment operations for all customer shipments destined for most APAC and EMEA destinations. We also have a second fulfillment center located in Sunnyvale, California that is responsible for all customer shipments destined to locations in the Americas. We perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components.

We utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply and competitive costs. We work in conjunction with the extensive supply chain management organizations at all of our manufacturing partners to select and utilize suppliers with established delivery and quality track records. We source a limited number of components that are technically unique and only available from specific suppliers, but neither we nor our manufacturing partners have entered into any long-term supply agreements with these suppliers. Instead, we maintain close, direct relationships with these suppliers to ensure supply meets our requirements including, in some cases, entering into license agreements that allow us to incorporate certain of their components into our products.

We also incorporate certain generally available software programs into our architecture pursuant to license agreements with third parties. We have also entered into license agreements with Atheros Communications, Inc. (“Atheros”), Netlogic Microsystems Corporation (“Netlogic”) and Broadcom Corporation (“Broadcom”), each of which is a sole supplier of certain components used by our manufacturing partners, in the production of our products.

Although the contract manufacturing and ODM services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. Therefore, if any of our manufacturing partners, Atheros, Netlogic, Broadcom or any other sole source supplier suffers an interruption in its business, or experiences delays, disruptions or quality control problems in its manufacturing operations, or we have to change or add additional manufacturing partners or suppliers of our sole sourced components, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.

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

We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenues and prospects for growth.

Our primary competitors include Cisco Systems, primarily through its Wireless Networking Business Unit, Hewlett-Packard, and Motorola. We also face competition from a number of smaller companies and new market entrants.

Intellectual Property

Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted eleven United States patents, and have over 70 provisional and non-provisional patent applications pending in the United States. We intend to file counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Our registered trademarks in the United States are AIRWAVE, ARUBA NETWORKS, ARUBA WIRELESS NETWORKS, ARUBA MOBILITY MANAGEMENT SYSTEM, FOR WIRELESS THAT WORKS, MOBILE EDGE ARCHITECTURE, PEOPLE MOVE. NETWORKS MUST FOLLOW, RFPROTECT, GREEN ISLAND, and ARUBA THE MOBILE EDGE COMPANY. We have filed international trademark applications for the marks

ARUBA NETWORKS, ARUBA THE MOBILE EDGE COMPANY and PEOPLE MOVE. NETWORKS MUST FOLLOW.

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

As of July 31, 2010, we had approximately 681 employees in offices in North America, Europe, the Middle East and the Asia Pacific region, of which 300 were engaged in sales and marketing, 254 were engaged in research and development, 66 were engaged in general and administrative functions, 40 were engaged in customer services and 21 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

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

We were incorporated in February 2002 and began commercial shipments of our products in June 2003. As a result of our limited operating history, it is very difficult to forecast our future operating results. In addition, we operate in an industry characterized by rapid technological change. Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies in rapidly evolving markets characterized by rapid technological change, changing customer needs, evolving industry standards and frequent introductions of new products and services. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

• fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

• the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

• the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

• the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2010.

Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.

We have a history of losses and may not sustain profitability in the future.

We have a history of losses and only achieved profitability during our fourth quarter of fiscal year 2010. We experienced net losses of $34.0 million, $23.4 million, and $17.1 million for fiscal years 2010, 2009, and 2008, respectively. As of July 31, 2010 and 2009, our accumulated deficit was $175.6 million and $141.6 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel relating to sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Over the last year, we have experienced longer sales cycles in connection with customers evaluating our 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. For example, during the second quarter of fiscal 2008, we experienced a significant decrease in revenue in our federal vertical market, which represents sales to United States governmental entities. We view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

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

A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems (primarily through its Wireless Networking Business Unit), Hewlett-Packard and Motorola, as well as smaller companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 92.4%, 84.6%, and 80.5% for fiscal years 2010, 2009, and 2008 respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Three of our channel partners accounted for more than 10% of total revenues for fiscal 2010. The table below represents the percentage of total revenues from our top channel partners:

	Years Ended July 31,
	2010	2009	2008

Partner A	17.1%	*	*
Partner B	16.6%	10.1%	*
Partner C	10.4%	14.5%	11.1%

Our agreements with our partners provide that they use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. Our agreement with Alcatel-Lucent contains a “most-favored nations” clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the specific terms of this “most-favored nations” clause are narrow and specific, and we have not to date incurred any obligations related to this term in the agreement.

Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of July 31, 2010, two of our channel partners individually accounted for more than 10% of accounts receivable. Partner A accounted for 31.6% and Partner B accounted for 18.2% of total accounts receivable. As of July 31, 2009, Partner D accounted for 23.0% and Partner C accounted for 19.1% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.

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

Once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margins. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. This may have a material adverse effect on our operating results and market share.

We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc. (“IEEE”). If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. For example, prior to the ratification of the 802.11n wireless LAN standard (“11n”) by the IEEE in 2009, we had been developing and were offering for sale products that complied with the draft standard that the IEEE had not yet ratified. Although the IEEE ratified the 11n standard and did not modify the draft of the 11n standard, the IEEE could modify the standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected products.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.

In September 2010, we completed our acquisition of Azalea Networks. We are currently integrating the acquired Azalea products into our secure mobility solutions, as well as providing products and continuing support to existing Azalea customers and partners. The acquisition of Azalea is our first significant international acquisition, and, as a result, our ability as an organization to complete and integrate international acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. This acquisition and future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, this acquisition and any future acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

As a result of the fact that we outsource the manufacturing of our products to contract manufacturers, we do not have the ability to ensure quality control over the manufacturing process. Furthermore, if there are significant changes in the financial or business condition of our contract manufacturers, our ability to supply quality products to our customers may be disrupted.

As a result of the fact that we outsource the manufacturing of our products to contract manufacturers, we are subject to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products. Quality or performance failures of our products or changes in the financial or business condition of our contract manufacturers could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenues and financial condition.

Our orders with our contract manufacturers represent a relatively small percentage of the overall orders received by them from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturers are constrained in their abilities to fulfill all of their customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. If we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis.

If any of our contract manufacturers suffer an interruption in their business, or experiences delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected.

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

Shortages in components that we use in our products are possible, and our ability to predict the availability of such components may be limited. While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for several components for our equipment and certain subassemblies and products. We rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products, including those components, subassemblies and products that are only available from a single supplier or a limited number of suppliers.

For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that our contract manufacturers source and incorporate in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor our contract manufacturers have entered into supply agreements. All of our access points incorporate components from Atheros, and some of our mobility controllers incorporate components from Broadcom and Netlogic. We have entered into license agreements with Atheros, Broadcom and Netlogic, the termination of which could have a material adverse effect on our business. Our license agreements with Atheros, Broadcom and Netlogic have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Atheros, Broadcom or Netlogic, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from Atheros, Broadcom or Netlogic.

In addition, for certain components, subassemblies and products for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little to no inventory of our product components, and we and our contract manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.

Our international sales and operations subject us to additional risks that may adversely affect our operating results.

We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering and order management efforts are currently handled by personnel located in India, and we expect to expand our offshore development efforts within India and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Our acquisition of AirWave Wireless, Inc. resulted in goodwill of $7.7 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $9.3 million as of July 31, 2010. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. If we fail to integrate these individuals and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions;

•	falling short of guidance on our financial results;

•	changes in estimates of our operating results or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.

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

As of July 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 25.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which would adversely affect our ability to operate our business.

We expect that our existing cash and cash equivalents balances will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future. If we choose to raise additional funds, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders.

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

In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this Form 10-K that our internal control over financial reporting was effective as of July 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have approximately 152,000 square feet of office space in Sunnyvale, California pursuant to three leases that expire in July 2016. We also lease approximately 43,500 square feet of warehouse space in Sunnyvale, California pursuant to a lease that expires in September 2010. We also maintain customer service centers, sales offices and research and development facilities in multiple locations worldwide. See Note 11 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq Global Market under the symbol “ARUN” since our initial public offering in March 2007. The following table sets forth, for the periods indicated, the high and low intra-day sales prices for our common stock as reported on the Nasdaq Global Market.

	High	Low

Fiscal 2009
First Quarter	$6.55	$2.73
Second Quarter	$3.15	$1.95
Third Quarter	$4.71	$2.60
Fourth Quarter	$9.11	$4.39
Fiscal 2010
First Quarter	$9.48	$7.75
Second Quarter	$11.59	$7.59
Third Quarter	$13.89	$9.92
Fourth Quarter	$18.18	$10.80

As of September 23, 2010, the number of stockholders of record of our common stock was 355.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our compensation plans as of July 31, 2010, is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

The following graph compares, for the period between March 20, 2007 (the date of our initial public offering) and July 31, 2010, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested on March 27, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Aruba Networks Inc, The NASDAQ Composite Index
And The NASDAQ Computer Index

(*)	$100 invested on 3/27/07 in stock or 2/28/07 in index, including reinvestment of dividends. Fiscal year ending July 31.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by us during the fourth quarter of fiscal 2010.

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

	Years Ended July 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Statements of Operations Data:
Revenues:
Product	$221,474	$161,927	$148,550	$107,939	$43,171
Professional services and support	44,323	35,946	26,244	12,847	2,985
Ratable product and related professional services and support	737	1,386	3,466	6,713	26,347

Total revenues	266,534	199,259	178,260	127,499	72,503
Cost of revenues(1):
Product	77,070	59,917	48,126	36,035	16,904
Professional services and support	8,775	7,437	7,761	4,863	2,409
Ratable product and related professional services and support	229	483	1,228	2,470	10,572

Total cost of revenues	86,074	67,837	57,115	43,368	29,885

Gross profit	180,460	131,422	121,145	84,131	42,618
Operating expenses:
Research and development(1)	51,619	40,293	37,393	25,654	14,130
Sales and marketing(1)	109,393	90,241	86,008	60,115	33,765
General and administrative(1)	30,953	23,198	17,740	14,600	5,963
In-process research and development	—	—	—	632	—
Acquisition related severance expense	—	—	197	—	—
Restructuring expenses	—	1,447	—	—	—
Litigation reserves	21,900	—	—	—	—

Total operating expenses	213,865	155,179	141,338	101,001	53,858

Operating loss	(33,405)	(23,757)	(20,193)	(16,870)	(11,240)
Other income (expense), net	135	1,132	4,036	(7,137)	(529)

Loss before provision for income taxes and cumulative effect of change in accounting principle	(33,270)	(22,625)	(16,157)	(24,007)	(11,769)
Provision for income taxes	728	788	967	375	306

Loss before cumulative effect of change in accounting principle	(33,998)	(23,413)	(17,124)	(24,382)	(12,075)
Cumulative effect of change in accounting principle	—	—	—	—	66

Net loss	$(33,998)	$(23,413)	$(17,124)	$(24,382)	$(12,009)

Net loss per common share; basic and diluted	$(0.38)	$(0.28)	$(0.22)	$(0.70)	$(1.07)
Shares used in computing basic and diluted net loss per common share, basic and diluted	89,978	84,612	79,467	34,808	11,211

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2010	2009	2008	2007(2)	2006
	(In thousands)

Cost of revenues	$1,397	$1,018	$704	$327	$34
Research and development	10,716	7,577	6,200	2,925	259
Sales and marketing	14,205	10,520	8,953	4,362	749
General and administrative	$9,763	$5,464	$3,421	$5,103	$213

(2)	Beginning on August 1, 2006, we adopted the GAAP guidance for accounting for stock-based compensation which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors.

	As of July 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,254	$41,298	$37,602	$42,570	$9,263
Short-term investments	124,167	81,839	64,130	62,430	—
Working capital (deficit)	133,927	115,639	103,097	109,496	(10,472)
Total assets	250,707	203,054	188,801	152,133	38,017
Equipment loans payable	—	—	—	—	613
Deposit for Series D redeemable convertible preferred stock	—	—	—	—	19,329
Redeemable convertible preferred stock	—	—	—	—	58,009
Common stock and additional paid-in-capital	326,187	279,035	249,139	213,553	6,077
Total stockholders’ equity (deficit)	$150,655	$137,585	$130,875	$112,487	$(73,000)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

We are a global leader in distributed enterprise networks that securely connect local and remote users to corporate IT resources. Our award-winning portfolio of campus, branch office, teleworker, and mobile solutions simplify operations and provide secure access to all corporate applications and services — regardless of a user’s device, location, or network. The result is improved productivity and lower capital and operating costs.

Our product portfolio encompasses: industry-leading high-speed 802.11a/b/g/n WLANs; Virtual Branching Networking solutions for branch offices and teleworkers; and network operations tools - including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite — for managing wired, wireless, and mobile device networks. These products are key to our rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.

Our products have been sold to over 11,000 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

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

While we began to see improvements in the overall macroeconomic environment, and our revenues have increased during fiscal 2010, economic conditions worldwide have negatively impacted our business in our recent history. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. These factors could create significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.

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

On May 7, 2010, we entered into a definitive agreement to purchase Azalea Networks. The acquisition subsequently closed on September 2, 2010. In connection with the closing, we will be issuing common stock for an aggregate value of approximately $27.0 million subject to certain adjustments and contingent rights associated with such shares of up to $13.5 million in cash, payable if at all, over two years. Based on our evaluation of the Azalea Network financial statements, we have determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro forma financial statements for the acquisition.

Revenues, Cost of Revenues and Operating Expenses

Revenues

We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

We sell our products directly through our sales force and indirectly through VADs, VARs, and OEMs. We expect revenues from indirect channels to continue to constitute a significant majority of our future revenues.

We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and increase as a percentage of total revenues in future periods compared to fiscal 2010. For more information about our international revenues, see Note 10 of Notes to Consolidated Financial Statements.

Cost of Revenues

Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to our contract manufacturers. Our contractor manufacturers produce our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California and Bangalore, India. Cost of product revenues also includes amortization expense from our purchased intangible assets.

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

Our headcount increased to 681 at July 31, 2010, from 635 at April 30, 2010, 598 at January 31, 2010, 560 at October 31, 2009 and 545 at July 31, 2009. Going forward, we expect to continue to hire employees throughout the company as well as invest in research and development.

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2011, we expect research and development expenses to increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2010.

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred.

We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues and reduces our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2011, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010.

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, can have a significant impact on our financial statements.

For fiscal 2011, we expect general and administrative expenses to increase or remain consistent on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010.

Stock-Based Compensation

We recognized $36.1 million, $24.6 million, and $19.3 million, of stock-based compensation for fiscal years 2010, 2009, and 2008, respectively.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, interest expense, and losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars. Cash has historically been invested in money market funds and marketable securities. During fiscal 2008, other income (expense), net also included adjustments to record our outstanding preferred stock warrants to fair value. Subsequent to our initial public offering (“IPO”) in March 2007, we are no longer required to remeasure these warrants to fair value.

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

Revenue Recognition and Sales Returns

Our revenues are derived primarily from two sources: (1) product revenue, including hardware and software products, and (2) related professional services and support revenue, net of estimated sales returns and earned reseller rebates. Support typically includes software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide our customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenues for support services are recognized on a straight-line basis over the service contract term, which is typically between one year and five years.

We account for revenues as multiple elements because our products are integrated with software that is essential to their functionality and because we provide unspecified software upgrades and enhancements related to the equipment through support agreements. Our product sales may also include support, training and/or consulting services. When a sale involves multiple elements, we allocate the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognize revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price we charge when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, we had not been able to establish VSOE of fair value at the outset of our arrangements. Accordingly, prior to the second quarter of 2006, we recognized revenue for the entire transaction ratably over the support period, as the only undelivered element was typically support.

Beginning in the second quarter of fiscal 2006, we were able to establish VSOE of fair value at the outset of our arrangements as we established a new support and services pricing policy, with different services and support offerings than were previously sold. We also began selling support services separately from our arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, we began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As we had not been able to establish VSOE on our prior services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period. We record these revenues in the Consolidated Statements of Operations as ratable product and related professional services and support.

We recognize revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, we recognize revenue from indirect channel partners upon persuasive evidence provided by our channel partners of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month in which we ship our products to the channel partner, the revenue is deferred and the products that remain in the partner’s inventory pending a sale to an end customer are classified on the consolidated balance sheet as deferred costs until the sale to an end customer occurs and the channel partner provides persuasive evidence of the sale. The amount of inventory held by resellers pending a sale to an end customer was $3.7 million and $0.4 million as of July 31, 2010 and 2009, respectively.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards and performance-based awards, which require an assessment of the probability of vesting. We calculate the fair value of restricted stock based on the fair market value on the date of grant. We calculate the fair value of stock options and employee stock purchase plans on the date of grant using the Black-Scholes option-pricing method. This methodology requires the use of subjective assumptions, including expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

Goodwill and Intangibles

We perform an annual goodwill impairment test. For purposes of impairment testing, we have determined that we have only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. These estimates of fair value are based on the best information available as of the date of the assessment, which primarily includes our market capitalization. As of the date of the assessment, our market capitalization was substantially in excess of our carrying value. As a result, we did not recognize impairment charges in any of the periods presented.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from two to seven years. Amortization expense is recorded in the Consolidated Statements of Operations in cost of revenues and sales and marketing expenses. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $2.9 million, $3.4 million, and $1.2 million, for fiscal years 2010, 2009, and 2008, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.5 million and $0.4 million at July 31, 2010 and 2009, respectively.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences, research and credit carryforwards and net operating loss carryforwards are deductible. To the extent deferred tax assets cannot be recognized under the preceding criteria, a valuation allowance is established.

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. At July 31, 2010 and 2009, we had $6.3 million and $5.1 million, respectively, of unrecognized tax benefits, none of which would materially affect our income tax expense if recognized to the extent that we continue to maintain a full valuation allowance against our deferred tax assets.

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

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended July 31,
	2010	2009	2008

Revenues:
Product	83.1%	81.3%	83.3%
Professional services and support	16.6%	18.0%	14.7%
Ratable product and related professional services and support	0.3%	0.7%	2.0%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	28.9%	30.1%	27.0%
Professional services and support	3.3%	3.7%	4.4%
Ratable product and related professional services and support	0.1%	0.2%	0.6%

Gross margin	67.7%	66.0%	68.0%
Operating expenses:
Research and development	19.4%	20.3%	21.0%
Sales and marketing	41.0%	45.3%	48.2%
General and administrative	11.6%	11.6%	10.0%
Acquisition related expenses	0.0%	0.0%	0.1%
Restructuring expenses	0.0%	0.7%	0.0%
Litigation reserves	8.2%	0.0%	0.0%

Operating margin	(12.5)%	(11.9)%	(11.3)%
Other income (expense), net	0.0%	0.5%	2.2%

Loss before income taxes	(12.5)%	(11.4)%	(9.1)%
Provision for income taxes	0.3%	0.4%	0.5%

Net loss	(12.8)%	(11.8)%	(9.6)%

Revenues

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Total revenues	$266,534	$199,259	$178,260

Type of revenues:
Product	221,474	161,927	148,550
Professional services and support	44,323	35,946	26,244
Ratable product and related professional services and support	737	1,386	3,466

Total revenues	$266,534	$199,259	$178,260

Revenues by geography:
United States	166,584	129,991	118,647
Europe, the Middle East and Africa	38,140	34,178	31,149
Asia Pacific	51,110	27,023	20,231
Rest of World (including Japan)	10,700	8,067	8,233

Total revenues	$266,534	$199,259	$178,260

During fiscal 2010, total revenues increased 33.8% over fiscal 2009 due to a $67.9 million increase in product and professional services and support revenues. Demand was strong across our core verticals, and across all of our major geographies. Our customer base also increased as we added approximately 3,100 new customers during fiscal 2010. Additionally, we saw solid growth in the broader enterprise as mobility is becoming a critical driver for enterprise productivity.

Our product revenues were bolstered by an increase in revenue primarily related to our 802.11n access points as customers are purchasing more access points that comply with the higher standard. Further, product revenues have grown as a result of our rightsizing initiative. We are seeing companies continue to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs, which we believe is due in part to the recent economic downturn.

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

Ratable product and related professional services and support revenues decreased during fiscal 2010 compared to fiscal 2009 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.

In fiscal 2010, we derived 92.4% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs. In fiscal 2009, we derived 84.6% of our total revenues from indirect channels. Overall, the percentage of revenue from our indirect channels continues to grow as we see increased leverage from partner relationships. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.

Revenues from shipments to locations outside the United States increased $30.7 million during fiscal 2010 compared to fiscal 2009 largely due to the strength of the VADs in the international markets. Most notably, revenue in our Asia Pacific region grew 89.1% year over year due to significantly improved market presence by one of our VADs, especially in the education vertical. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars compared to fiscal 2010, and increase as a percentage of total revenues in future periods compared with fiscal 2010.

Total revenues increased 11.8% in fiscal 2009 compared to fiscal 2008 primarily due to an increase in product revenues which increased $13.4 million. Product revenue increased due to the continual growth of the WLAN market, the growth in our customer base during fiscal 2009 and the result of companies moving toward a low-cost IT infrastructure solution. Support revenue grew $9.7 million in fiscal 2009 compared to fiscal 2008 as substantially all of our customers purchase support when they purchase our products. Revenue from our indirect channels was 84.6% of total revenues in fiscal 2009 compared to 80.5% of total revenues in fiscal 2008. We generated 34.8% of our revenues in fiscal 2009 from shipments to locations outside of the U.S. up slightly from fiscal 2008 when we generated 33.4% of our revenues from shipments to locations outside of the U.S.

Cost of Revenues and Gross Margin

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Total revenues	$266,534	$199,259	$178,260
Cost of product	77,070	59,917	48,126
Cost of professional services and support	8,775	7,437	7,761
Cost of ratable product and related professional services and support	229	483	1,228

Total cost of revenues	86,074	67,837	57,115

Gross profit	$180,460	$131,422	$121,145
Gross margin	67.7%	66.0%	68.0%

During fiscal 2010 cost of revenues increased 26.9% compared to fiscal 2009 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For fiscal 2010, payments to Flextronics and Flextronics-related costs constituted more than 70% of our cost of product revenues.

Cost of professional services and support revenues increased 18.0% during fiscal 2010 compared to fiscal 2009 due to the increase in professional services and support revenues. We have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.

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

Gross margins increased 1.7% during fiscal 2010 compared to fiscal 2009 primarily due to product mix of sales on higher-margin controllers and software and better mix of sales with higher-margin channel partners. Further, we have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.

In fiscal 2009 cost of revenues increased 18.8% compared to fiscal 2008 primarily due to an increase in our product revenues, an increase in inventory reserves of $3.4 million due to the transition of inventory related to new product releases, and amortization expense related to the acquisition of AirWave in late fiscal 2008. Cost of professional services and support revenues decreased 4.2% during fiscal 2009 compared to fiscal 2008. Most of the decrease was attributable to the fact that, during fiscal 2008, we recognized the costs associated with several significant professional services transactions for large product installations.

Gross margins decreased by 2.0% during fiscal 2009 compared to fiscal 2008 as a result of a large retail deal recognized in the first quarter of fiscal 2009 that had a lower gross margin, an increase in amortization expense related to the acquisition of AirWave which occurred in late fiscal 2008, and an increase in our inventory reserves due to product transitions.

Research and Development Expenses

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Research and development expenses	$51,619	$40,293	$37,393
Percent of total revenues	19.4%	20.3%	21.0%

During fiscal 2010, research and development expenses increased 28.1% compared to fiscal 2009, primarily due to an increase of $8.0 million in personnel and related costs as we added 77 new employees to our research and development team. Personnel and related costs included $3.6 million in stock-based compensation. Expenses for consulting and outside agencies increased $1.3 million due to design and compliance work for our new low-priced access point and our new controllers Facilities expenses increased $1.1 million related to the increase in headcount. Depreciation expense increased $0.7 million due to an increase in fixtures, machinery and equipment used to design and test new products.

During fiscal 2009, research and development expenses increased 7.8% compared to fiscal 2008 primarily due to an increase of $1.9 million in personnel and related costs, including $1.4 million in stock-based compensation. Facilities expenses increased $0.4 million as a result of leasing a new building for our Sunnyvale, CA headquarters, as well as facilities-related expenses of AirWave. Depreciation expense also increased $0.8 million. These increases were partially offset by a decrease in expenses related to consulting services of $0.2 million due to our cost-cutting efforts.

Sales and Marketing Expenses

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Sales and marketing expenses	$109,393	$90,241	$86,008
Percent of total revenues	41.0%	45.3%	48.2%

During fiscal 2010, sales and marketing expenses increased 21.2% compared to fiscal 2009. Personnel and related costs increased $11.3 million primarily due to an increase in stock-based compensation of $4.1 million and an increase in headcount of 40 employees. Marketing expenses increased $2.7 million related to new product launches, website redesign fees and a user-group convention we hosted. Sales and marketing expenses were also impacted by an increase in commission expense of $3.5 million and an increase in facilities expenses of $0.8 million due to the increase in headcount. Finally, demonstration equipment increased $0.8 million due to the increase in headcount as each new sales representative is provided demonstration equipment and due to an increase in new products being distributed to sales teams.

During fiscal 2009, sales and marketing expenses increased 4.9% over fiscal 2008 primarily due to an increase of $4.0 million in sales commissions as a result of the increase in revenues. Overall personnel and related costs increased $1.5 million due to several factors including an increase of $2.8 million in salaries and stock-based compensation due to an increase in headcount, and decreases in travel and entertainment expenses of $1.1 million and employee benefits of $0.5 million. Amortization expense increased $0.9 million compared to fiscal 2008 due to the acquisition of AirWave in late fiscal 2008. The amortization expense relates to intangible assets such as tradenames, customer relationships and contracts. These increases were partially offset by a decrease in marketing program expenses of $1.8 million and costs for internal equipment demonstration kits of $0.7 million as part of our cost-control efforts.

General and Administrative Expenses

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

General and administrative expenses	$30,953	$23,198	$17,740
Percent of total revenues	11.6%	11.6%	10.0%

During fiscal 2010, general and administrative expenses increased 33.4% compared to fiscal 2009, primarily due to an increase of $6.5 million in personnel expenses, including $4.5 million in stock-based compensation. Expenses for outside services increased $0.8 million due to design work associated with our headquarters building as well as fees paid to consultants working on our internal systems. Facilities expenses increased $0.5 million due to an increase in our headcount of 11 employees.

During fiscal 2009, general and administrative expenses increased 30.8% compared to fiscal 2008 primarily due to an increase of $2.4 million in legal fees related to litigation. See Note 11 of the Notes to the Consolidated Financial Statements. Further, personnel and related costs increased $2.6 million as a result of additional grants of stock-based awards which in turn increased stock-based compensation. Professional accounting fees also increased $0.6 million related to Sarbanes-Oxley compliance costs and external audit services.

Acquisition Related Severance Expenses

In connection with the acquisition of AirWave, we terminated one of AirWave’s executives due to redundancy in fiscal 2008. As a result, we recorded expenses totaling approximately $0.2 million for severance and related benefit costs. There were no such costs in fiscal 2010 or fiscal 2009.

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

Litigation Reserves

During fiscal 2010, we recorded a charge totaling $21.9 million related to legal matters. There were no such expenses in fiscal 2009 and fiscal 2008.

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

As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million in the first quarter of fiscal 2010. The one-time expense is shown on the Consolidated Statement of Operations within litigation reserves. The subsequent payment was made during the second quarter of fiscal 2010. See Note 11 of our Notes to Consolidated Financial Statements for further discussion. The remaining $2.1 million of litigation reserves is related to settlements entered into during fiscal 2010.

Other Income (Expense), net

Other income (expense), net consists primarily of interest income, interest expense, foreign currency exchange gains and losses.

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Interest income	$834	$1,837	$4,083
Other income (expense), net	(699)	(705)	(47)

Total other income (expense), net	$135	$1,132	$4,036

Interest income during fiscal 2010 decreased 54.6% from fiscal 2009, primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 2.0% in fiscal 2009 to 0.7% in fiscal 2010

Other income (expense), net during fiscal 2010 was consistent with fiscal 2009. Other income (expense) includes primarily foreign currency gains and losses driven by the remeasurement of foreign currency transactions into U.S. dollars.

Provision for Income Taxes

Since inception, we have incurred operating losses. However, while we generated book losses, we generated operating income for foreign and state tax purposes resulting in tax provisions during fiscal 2010. As of July 31, 2010, we had net operating loss carryforwards of $97.4 million and $74.4 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $6.4 million for federal and $8.0 million for state income tax purposes as of July 31, 2010. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and federal tax credit carryforwards will begin to expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future. See Note 8 of Notes to Consolidated Financial Statements.

We recognize in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained. We did not record any changes to the liability for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable.

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the eight quarters ended July 31, 2010. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the Three Months Ended
2010	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$65,564	$56,634	$52,078	$47,198
Professional services and support	11,651	12,167	10,362	10,143
Ratable product and related professional services and support	111	156	215	255

Total revenues	77,326	68,957	62,655	57,596
Cost of revenues
Product	22,624	19,911	18,103	16,432
Professional services and support	2,338	2,201	2,157	2,079
Ratable product and related professional services and support	29	46	68	86

Total cost of revenues	24,991	22,158	20,328	18,597

Gross profit	52,335	46,799	42,327	38,999
Operating expenses
Research and development	13,907	13,874	12,042	11,796
Sales and marketing	30,380	27,697	26,576	24,740
General and administrative	7,353	8,840	7,628	7,132
Litigation reserves	—	1,650	500	19,750

Total operating expenses	51,640	52,061	46,746	63,418

Operating income (loss)	695	(5,262)	(4,419)	(24,419)
Other income (expense), net	(48)	29	39	115

Income (loss) before provision for income taxes	647	(5,233)	(4,380)	(24,304)
Provision for income taxes	224	85	47	372

Net income (loss)	$423	$(5,318)	$(4,427)	$(24,676)

Shares used in computing net income (loss) per common share, basic	92,977	90,874	88,572	87,489
Net income (loss) per common share, basic	$0.00	$(0.06)	$(0.05)	$(0.28)

Shares used in computing net income (loss) per common share, diluted	108,814	90,874	88,572	87,489
Net income (loss) per common share, diluted	$0.00	$(0.06)	$(0.05)	$(0.28)

	For the Three Months Ended
2009	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$43,366	$35,822	$38,871	$43,868
Professional services and support	9,675	9,666	8,468	8,137
Ratable product and related professional services and support	285	318	342	441

Total revenues	53,326	45,806	47,681	52,446
Cost of revenues
Product	15,939	14,005	13,368	16,605
Professional services and support	1,852	1,814	1,838	1,933
Ratable product and related professional services and support	98	110	120	155

Total cost of revenues	17,889	15,929	15,326	18,693

Gross profit	35,437	29,877	32,355	33,753
Operating expenses
Research and development	9,886	9,734	10,250	10,423
Sales and marketing	23,722	20,251	21,607	24,661
General and administrative	6,044	5,854	6,015	5,285
Restructuring expenses	—	—	1,447	—

Total operating expenses	39,652	35,839	39,319	40,369

Operating loss	(4,215)	(5,962)	(6,964)	(6,616)
Other income (expense), net	(2)	414	388	332

Loss before provision for income taxes	(4,217)	(5,548)	(6,576)	(6,284)
Provision for income taxes	281	213	201	93

Net loss	$(4,498)	$(5,761)	$(6,777)	$(6,377)

Shares used in computing net loss per common share, basic and diluted	86,315	85,200	83,860	83,071
Net loss per common share, basic and diluted	$(0.05)	$(0.07)	$(0.08)	$(0.08)

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources

	July 31,	July 31,
	2010	2009
	(In thousands)

Working capital	$133,927	$115,639
Cash and cash equivalents	31,254	41,298
Short-term investments	$124,167	$81,839

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cash provided by operating activities	$25,834	$20,592	$8,317
Cash used in investing activities	(48,581)	(21,754)	(21,760)
Cash provided by financing activities	$12,702	$4,858	$8,470

At July 31, 2010, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $32.3 million during fiscal 2010 from $123.1 million in cash, cash equivalents and short-term investments as of July 31, 2009 to $155.4 million as of July 31, 2010. Most of our sales contracts are denominated in United States dollars including sales contracts with international customers. As such, changes in our revenues derived from international customers have not affected our cash flows from operations as these are not affected by movement in exchange rates. However, as we fund our international operations, our cash and cash equivalents are affected by changes in exchange rates.

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

During fiscal 2010, operating activities provided $25.8 million of cash compared to $20.6 million of cash provided in operating activities during fiscal 2009. Increases in accounts payable, deferred revenue, accrued liabilities, and non-cash adjustments relating to stock-based compensation, depreciation and amortization and inventory write-downs, contributed to the overall cash inflow. These inflows were partially offset by cash outflows due to increases in accounts receivable, inventory, and prepaid and other assets as well as our net loss for fiscal 2010. Further, in November 2009, pursuant to the Settlement Agreement with Motorola, we made a one-time payment to Motorola for $19.8 million. See Note 11 of our Notes to Consolidated Financial Statements for further discussion.

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

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2010 increased $26.8 million compared to fiscal 2009. We purchased more short-term investments during fiscal 2010 compared to fiscal 2009 as we reinvested cash flow from operations. We also sold fewer short-term investments in fiscal 2010 compared to fiscal 2009. Purchases of property and equipment in fiscal 2010 were slightly up compared to fiscal 2009 due to the build out of our office headquarters.

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

Cash Flows from Financing Activities

Cash provided by financing activities increased $7.8 million in fiscal 2010 compared to fiscal 2009. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially in fiscal 2010 compared to fiscal 2009 primarily due to increased exercise in stock options by our employees as a result of the increase in our stock price, and the increase in the number of contributions in our Employee Stock Purchase Plan. During fiscal 2009 we repurchased shares of our common stock under our stock repurchase program in the amount of $1.0 million. We did not make any additional purchases in fiscal 2010 related to this program.

Cash provided by financing activities decreased in fiscal 2009 compared to fiscal 2008. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plans and Employee Stock Purchase Plan were lower in fiscal 2009 compared to fiscal 2008 primarily due to the decline in our stock price and thus, fewer exercises of employee stock options. Cash outflows for the repurchase of our common stock under our stock repurchase program also decreased during fiscal 2009 compared to fiscal 2008.

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

Other Uses of Cash

On May 7, 2010, we entered into a definitive agreement to purchase Azalea Networks. The acquisition subsequently closed on September 2, 2010. In connection with the closing, we will be issuing common stock for an aggregate value of approximately $27.0 million subject to certain adjustments and contingent rights associated with such shares of up to $13.5 million in cash, payable if at all, over two years. We may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

The following is a summary of our contractual obligations:

					More
		Less Than	1 — 3	3 — 5	Than
	Total	1 Year	Years	Years	5 Years
		(In thousands)

Operating leases	$15,392	$2,902	$5,095	$5,192	$2,203
Non-cancellable inventory purchase commitments(1)	20,324	20,324	—	—	—

Total contractual obligations	$35,716	$23,226	$5,095	$5,192	$2,203

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

As of July 31, 2010, our unrecognized tax benefits were $6.3 million which were mostly reflected as a reduction to deferred tax assets, offset by a valuation allowance. As such, there are no material amounts of contractual obligations associated with these unrecognized benefits to be included in the table above.

Off-Balance Sheet Arrangements

At July 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $155.4 million and $123.1 million at July 31, 2010 and July 31, 2009, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined less than $0.1 million assuming consistent investment levels.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment of internal controls over financial reporting, management has concluded that, as of July 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 51.

/s/ Dominic P. Orr	/s/ Steffan Tomlinson

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board	Steffan Tomlinson Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aruba Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2010 and July 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLC

San Jose, California
September 24, 2010

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$31,254	$41,298
Short-term investments	124,167	81,839
Accounts receivable, net	41,269	33,466
Inventory	15,159	8,450
Deferred costs	5,451	5,152
Prepaids and other	5,108	2,350

Total current assets	222,408	172,555
Property and equipment, net	9,919	7,426
Goodwill	7,656	7,656
Intangible assets, net	9,287	14,091
Other assets	1,437	1,326

Total assets	$250,707	$203,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,082	$930
Accrued liabilities	36,458	20,722
Income taxes payable	519	610
Deferred revenue, current	43,422	34,654

Total current liabilities	88,481	56,916
Deferred revenue, long-term	10,976	8,524
Other long-term liabilities	595	29

Total liabilities	100,052	65,469

Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2010 and 2009, respectively; 93,606 and 86,744 shares issued and outstanding at July 31, 2010 and 2009, respectively	9	9
Additional paid-in capital	326,178	279,026
Accumulated other comprehensive income	98	182
Accumulated deficit	(175,630)	(141,632)

Total stockholders’ equity	150,655	137,585

Total liabilities and stockholders’ equity	$250,707	$203,054

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended July 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues
Product	$221,474	$161,927	$148,550
Professional services and support	44,323	35,946	26,244
Ratable product and related professional services and support	737	1,386	3,466

Total revenues	266,534	199,259	178,260
Cost of revenues
Product	77,070	59,917	48,126
Professional services and support	8,775	7,437	7,761
Ratable product and related professional services and support	229	483	1,228

Total cost of revenues	86,074	67,837	57,115

Gross profit	180,460	131,422	121,145
Operating expenses
Research and development	51,619	40,293	37,393
Sales and marketing	109,393	90,241	86,008
General and administrative	30,953	23,198	17,740
Acquisition related severance expenses	—	—	197
Restructuring expense	—	1,447	—
Litigation reserves	21,900	—	—

Total operating expenses	213,865	155,179	141,338

Operating loss	(33,405)	(23,757)	(20,193)
Other income (expense), net
Interest income	834	1,837	4,083
Other income (expense), net	(699)	(705)	(47)

Total other income (expense), net	135	1,132	4,036

Loss before provision for income taxes	(33,270)	(22,625)	(16,157)
Provision for income taxes	728	788	967

Net loss	$(33,998)	$(23,413)	$(17,124)

Net loss per common share, basic and diluted	$(0.38)	$(0.28)	$(0.22)

Shares used in computing basic and diluted net loss per common share	89,978	84,612	79,467

Stock-based compensation expense included in above:
Cost of revenues	$1,397	$1,018	$704
Research and development	10,716	7,577	6,200
Sales and marketing	14,205	10,520	8,953
General and administrative	$9,763	$5,464	$3,421

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at July 31, 2007	76,927	$8	$213,545	$29	$(101,095)	$112,487
Comprehensive loss:
Unrealized loss on short-term investments	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(17,124)	(17,124)

Total comprehensive loss						(17,198)

Fair value of shares issued to non-employees	68	—	408	—	—	408
Fair value of stock options issued to non-employees	—	—	(279)	—	—	(279)
Exercise of common stock options	3,280		6,330	—	—	6,330
Shares purchased under employee stock purchase plan	781	—	4,827			4,827
Exercise of warrants	519	—	—	—	—	—
Change in carrying value of preferred stock warrants	—	—	(715)	—	—	(715)
Repurchase of common stock	(66)	—	(46)	—	—	(46)
Stock-based compensation expense related to stock options and awards issued to employees	215	—	19,149	—	—	19,149
Common stock issued in purchase acquisition	1,519	—	8,002	—	—	8,002
Repurchase of common stock under stock repurchase program	(407)	—	(2,142)			(2,142)
Excess tax benefit associated with stock based compensation	—	—	52			52

Balance at July 31, 2008	82,836	$8	$249,131	$(45)	$(118,219)	$130,875
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	227	—	227
Net loss	—	—	—	—	(23,413)	(23,413)

Total comprehensive loss				—	—	(23,186)

Fair value of shares issued to non-employees	69	—	392	—	—	392
Fair value of stock options issued to non-employees	—	—	37	—	—	37
Exercise of common stock options	1,436	—	1,943	—	—	1,943
Shares purchased under employee stock purchase plan	1,114	—	3,827	—	—	3,827
Repurchase of common stock	(18)	—	449	—	—	449
Stock-based compensation expense related to stock options and awards issued to employees	1,498	1	24,150	—	—	24,151
Repurchase of common stock under stock repurchase program	(191)	—	(991)	—	—	(991)
Excess tax benefit associated with stock based compensation	—	—	88	—	—	88

Balance at July 31, 2009	86,744	$9	$279,026	$182	$(141,632)	$137,585
Comprehensive loss:
Unrealized loss on short-term investments, net of taxes	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(33,998)	(33,998)

Total comprehensive loss				—	—	(34,082)

Fair value of shares issued to non-employees	199	—	2,385	—	—	2,385
Fair value of stock options issued to non-employees	—	—	32	—	—	32
Exercise of common stock options	2,974	—	8,116	—	—	8,116
Shares purchased under employee stock purchase plan	1,808	—	4,515	—	—	4,515
Repurchase of common stock	(16)	—	314	—	—	314
Stock-based compensation expense related to stock options and awards issued to employees	1,897	—	31,683	—	—	31,683
Excess tax benefit associated with stock based compensation	—	—	107	—	—	107

Balance at July 31, 2010	93,606	$9	$326,178	$98	$(175,630)	$150,655

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net loss	$(33,998)	$(23,413)	$(17,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,091	9,686	5,640
Provision for doubtful accounts	265	138	283
Write downs for excess and obsolete inventory	2,949	3,397	1,209
Compensation related to stock options and share awards	36,081	24,579	19,278
Accretion/ (amortization) of purchase discounts on short-term investments	837	(271)	(1,381)
Change in carrying value of preferred stock warrants	—	—	(715)
Loss/ (gain) on disposal of fixed assets	(3)	(15)	51
Excess tax benefit associated with stock-based compensation	(107)	(88)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(8,069)	(924)	(8,352)
Inventory	(10,653)	(766)	(5,092)
Prepaids and other	(2,757)	847	(660)
Deferred costs	(290)	(606)	(617)
Other assets	50	(50)	(773)
Accounts payable	5,937	(4,926)	3,394
Deferred revenue	11,220	8,698	10,957
Other current and noncurrent liabilities	14,360	4,184	1,924
Income taxes payable	(79)	122	347

Net cash provided by operating activities	25,834	20,592	8,317

Cash flows from investing activities
Purchases of short-term investments	(122,750)	(101,088)	(119,856)
Proceeds from sales and maturities of short-term investments	79,279	83,746	119,556
Net realized (gain) /loss on short-term investments	147	(7)	(22)
Purchases of property and equipment	(5,299)	(4,405)	(5,408)
Proceeds from sales of property and equipment	42	—	—
Cash paid in purchase acquisitions, net of cash acquired	—	—	(16,030)

Net cash used in investing activities	(48,581)	(21,754)	(21,760)

Cash flows from financing activities
Proceeds from issuance of common stock	12,631	5,761	10,560
Repurchase of unvested common stock	(36)	—	—
Repurchase of common stock under stock repurchase program	—	(991)	(2,142)
Excess tax benefit associated with stock-based compensation	107	88	52

Net cash provided by financing activities	12,702	4,858	8,470

Effect of exchange rate changes on cash and cash equivalents	1	—	5
Net (decrease) increase in cash and cash equivalents	(10,044)	3,696	(4,968)
Cash and cash equivalents, beginning of period	41,298	37,602	42,570

Cash and cash equivalents, end of period	$31,254	$41,298	$37,602

Supplemental disclosure of cash flow information
Income taxes paid	$899	$673	$652
Supplemental disclosure of non-cash investing and financing activities
Common stock issued in purchase acquisition	$—	$—	$7,852

The accompanying notes are an integral part of the consolidated financial statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company securely connects local and remote users to corporate IT resources via distributed enterprise networks. The Company’s portfolio of campus, branch office, teleworker, and mobile solutions simplify operations and provide secure access to all corporate applications and services — regardless of a user’s device, location, or network. The products the Company licenses and sells include high-speed 802.11n wireless local area networks; Virtual Branching Networking solutions for branch offices and teleworkers; and network operations tools - including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite — for managing wired, wireless, and mobile device networks. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.

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

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, sales returns, inventory, warranties useful lives of property and equipment, useful lives of intangible assets, income taxes and the valuation of equity instruments and contingencies, amongst others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from the estimates made by management with respect to these and other items.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Accounting

While the majority of the Company’s revenue contracts are denominated in United States dollars, the Company has foreign operations that incur expenses in various foreign currencies. The functional currency of the Company’s subsidiaries is U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Nonmonetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material for any periods presented, are included in the consolidated statements of operations under other income (expense), net.

Risks and Uncertainties

The Company is subject to all of the risks inherent in operating in the networking and communications industry. These risks include, but are not limited to, a limited operating history, new and rapidly evolving markets, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, customer acceptance of new products, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, and the changing nature of the networking and communications industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products and services, would have a material adverse effect on the Company’s business and operating results.

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

Short-Term Investments

Short-term investments comprise marketable securities that consist primarily of corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper and certificates of deposit with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months, the short-term investments are classified as current assets. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. All of the Company’s marketable securities are classified as available-for-sale.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If other than temporary impairment (“OTTI”) has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. The Company determined that there were no investments in its portfolio that were other-than-temporarily impaired as of July 31, 2010 and 2009.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and short-term investments. The Company has not experienced any losses on its deposits of its cash and cash equivalents, and its short-term investments.

The Company’s accounts receivables are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains a provision for doubtful accounts receivable based upon the expected collectibility of accounts receivable, and to date such losses have been within management’s expectations. As of July 31, 2010, two customers accounted for more than 10% of accounts receivable. One customer accounted for 31.6% and one customer accounted for 18.2% of accounts receivable. As of July 31, 2009, two customers accounted for more than 10% of accounts receivable. One customer accounted for 23.0% and one customer accounted for 19.1% of accounts receivable. During fiscal 2010, three customers accounted for more than 10% of total revenues. During fiscal 2009, two customers accounted for more than 10% of revenues and in fiscal 2008, one customer accounted for more than 10% of revenues. See Note 10 in these Notes to Consolidated Financial Statements for more details.

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

Charges to the income statement relating to allowance for doubtful accounts were $0.3 million, $0.1 million, and $0.3 million, for the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenues and amounted to approximately$2.9 million, $3.4 million, and $1.2 million, for the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment, net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally ranging from two to five years, or the lease term, if applicable. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as part of rent expense using the straight-line method over the lease term.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations, under other income (expense), net. Expenditures for maintenance and repairs are charged to expense as incurred.

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

Goodwill

The Company performs an annual goodwill impairment test and when triggering events are present. For purposes of impairment testing, the Company determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization. As of the date of the assessment, the market capitalization of the Company was substantially in excess of its carrying value. As a result, the Company did not recognize impairment charges in any of the periods presented.

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

The Company accounts for revenues as multiple elements because its products are integrated with software that is essential to their functionality and because it provides unspecified software upgrades and enhancements related to the equipment through support agreements. The Company’s product sales may also include support, training and/or consulting services. When a sale involves multiple elements, the Company allocates the entire fee from the arrangement to each respective element based on its VSOE of fair value and recognizes revenue when each element’s revenue recognition criteria are met. VSOE of fair value for each element is established based on the sales price the Company charges when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element of an agreement, when the undelivered element is support, the entire amount of revenue from the arrangement is deferred and recognized ratably over the period that the support is delivered. Prior to the second quarter of fiscal 2006, the Company had not been able to establish VSOE of fair value at the outset of its

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements. Accordingly, prior to the second quarter of 2006, the Company recognized revenue for the entire transaction ratably over the support period, as the only undelivered element was typically support.

Beginning in the second quarter of fiscal 2006, the Company was able to establish VSOE of fair value at the outset of its arrangements as it established a new support and services pricing policy, with different services and support offerings than were previously sold. The Company also began selling support services separately from its arrangements in the form of support renewals. Accordingly, beginning in the second quarter of fiscal 2006, the Company began recognizing product revenues upon delivery using the residual method for transactions where all other revenue recognition criteria were met. As the Company had not been able to establish VSOE on its prior services and support offerings, all transactions prior to the second quarter of fiscal 2006 continue to be recognized ratably over the support period. This revenue is recorded in the Consolidated Statements of Operations as ratable product and related professional services and support.

The Company recognizes revenue only when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Additionally, the Company recognizes revenue from indirect sales channel partners upon persuasive evidence provided by its indirect channel partners of a sale to an end customer. If a sale to an end customer has not occurred by the end of the month in which the Company ships its products to the channel partner, the revenue is deferred and the goods that remain in the partner’s inventory pending a sale to an end customer are classified on the consolidated balance sheet as deferred costs until the sale to an end customer occurs and the persuasive evidence of the sale is provided. The amount of inventory held by resellers pending a sale to an end customer was $3.7 million, $0.4 million and $1.7 million as of July 31, 2010, 2009 and 2008, respectively.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company’s share-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards, and performance-based awards, which require an assessment of the probability of vesting. The Company calculates the fair value of restricted stock and performance-based awards which are paid in restricted stock, based on the fair market value of its stock on the date of grant. The Company calculates the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company determines the amount of stock-based compensation expense based on awards that it ultimately expects to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

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

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. At July 31, 2010, the Company had $6.3 million of unrecognized tax benefits, none of which would materially affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) consists of unrealized investment gains and losses from available-for-sale securities. No other-than temporary impairment has been recorded by the Company during fiscal years 2010, 2009 and 2008.

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

The Company is currently evaluating the impact of these pronouncements on its financial position and results of operations.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Intangible Assets

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
			(In thousands)

As of July 31, 2010
Existing Technology	4 years	$9,283	$(5,914)	$3,369
Patents/Core Technology	4 years	3,046	(1,940)	1,106
Customer Contracts	6 to 7 years	5,083	(2,020)	3,063
Support Agreements	5 to 6 years	2,717	(1,284)	1,433
Tradenames/Trademarks	5 years	600	(284)	316
Non-Compete Agreements	2 years	712	(712)	—

Total		$21,441	$(12,154)	$9,287

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
			(In thousands)

As of July 31, 2009
Existing Technology	4 years	$9,283	$(3,593)	$5,690
Patents/Core Technology	4 years	3,046	(1,178)	1,868
Customer Contracts	6 to 7 years	5,083	(1,185)	3,898
Support Agreements	5 to 6 years	2,717	(741)	1,976
Tradenames/Trademarks	5 years	600	(164)	436
Non-Compete Agreements	2 years	712	(489)	223

Total		$21,441	$(7,350)	$14,091

During the fiscal years ended July 31, 2010, 2009 and 2008, the Company recorded $4.8 million, $4.9 million and $2.4 million, respectively, of amortization expense related to its purchased intangible assets. Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Cost of product revenues	$3,082	$3,082	$1,663
Cost of professional services and support revenues	540	540	196
Sales and marketing	1,182	1,315	526

Total amortization expense	$4,804	$4,937	$2,385

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of July 31, 2010 is as follows:

Amount
(In thousands)

Years ending July 31,
2011	$4,555
2012	2,917
2013	1,259
2014	556

Total	$9,287

3.	Net Loss Per Common Share

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

	Years Ended July 31,
	2010	2009	2008
	(In thousands, except per share data)

Net loss	$(33,998)	$(23,413)	$(17,124)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	89,978	84,612	79,467

Basic and diluted net loss per common share	$(0.38)	$(0.28)	$(0.22)

Common shares subject to repurchase are included in other accrued liabilities in the consolidated balance sheets.

The following outstanding options, common stock subject to repurchase, and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Options to purchase common stock	23,641	21,542	19,518
Common stock subject to repurchase	1	156	430
Restricted stock awards	2,256	2,859	3,365

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Short-Term Investments

Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

As of July 31, 2010
Corporate bonds and notes	$23,802	$69	$(4)	$23,867
U.S. government agency securities	80,683	78	(9)	80,752
U.S. treasury bills	12,816	57	—	12,873
Commercial paper	4,495	—	—	4,495
Certificates of deposit	2,179	1	—	2,180

Total short-term investments	$123,975	$205	$(13)	$124,167

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

As of July 31, 2009
Corporate bonds and notes	$10,667	$41	$—	$10,708
U.S. government agency securities	63,720	144	(6)	63,858
U.S. treasury bills	995	1	—	996
Commercial paper	6,275	3	(1)	6,277

Total short-term investments	$81,657	$189	$(7)	$81,839

The cost basis and fair value of debt securities by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(In thousands)

As of July 31, 2010
One year or less	$93,597	$93,700
One to two years	30,378	30,467

Total short-term investments	$123,975	$124,167

	Cost	Fair
	Basis	Value
	(In thousands)

As of July 31, 2009
One year or less	$55,634	$55,781
One to two years	26,023	26,058

Total short-term investments	$81,657	$81,839

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during fiscal 2010, 2009 or 2008.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

As of July 31, 2010
Corporate bonds and notes	$7,400	$(4)
U.S. government agency securities	15,245	(9)

	$22,645	$(13)

	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

As of July 31, 2009
Commercial paper	$6,277	$(1)
U.S. government agency securities	63,858	(6)

	$70,135	$(7)

There were no short-term investments in a continuous unrealized loss position for more than 12 months as of July 31, 2010.

Fair Value of Financial Instruments

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.

Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, treasury bills, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no level 3 instruments.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2010, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(In thousands)

Corporate bonds and notes	$23,867	$—	$23,867
U.S. government agency securities	80,752	—	80,752
U.S. treasury bills	12,873	—	12,873
Commercial paper	4,495	—	4,495
Money market funds	9,895	9,895	—

Total cash equivalents and short-term investments	131,882	$9,895	$121,987

Certificates of deposit	2,180
Cash deposits with third-party financial institutions	21,359

Total cash, cash equivalents and short-term investments	$155,421

There were no transfers between different levels during fiscal 2010.

5.	Balance Sheet Components

The following tables provide details of selected balance sheet items:

	July 31,	July 31,
	2010	2009
	(In thousands)

Accounts Receivable, net
Trade accounts receivable	$41,731	$33,856
Less: Allowance for doubtful accounts	(462)	(390)

Total	$41,269	$33,466

	July 31,	July 31,
	2010	2009
	(In thousands)

Inventory
Raw materials	$294	$486
Finished goods	14,865	7,964

Total	$15,159	$8,450

	July 31,	July 31,
	2010	2009
	(In thousands)

Accrued Liabilities
Compensation and benefits	$11,363	$6,777
Inventory	9,381	5,145
Marketing	7,176	2,434
Other	8,538	6,366

Total	$36,458	$20,722

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	July 31,	July 31,
	Useful Lives	2010	2009
		(In thousands)

Computer equipment	2 years	$7,993	$7,220
Computer software	2- 5 years	4,558	4,175
Machinery and equipment	2 years	10,441	7,160
Furniture and fixtures	5 years	2,397	1,765
Leasehold improvements	2-6 years	2,174	637

Total property and equipment, gross		27,563	20,957
Less: Accumulated depreciation and amortization		(17,644)	(13,531)

Total property and equipment, net		$9,919	$7,426

Depreciation and amortization expense totaled $5.3 million, $4.7 million, and $3.3 million, for the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

7.	Deferred Revenue

Deferred revenue consists of the following:

	July 31,	July 31,
	2010	2009
	(In thousands)

Product	$16,087	$10,911
Professional services and support	27,298	23,006
Ratable product and related services and support	37	737

Total deferred revenue, current	43,422	34,654
Professional services and support, long-term	10,976	8,487
Ratable product and related services and support, long-term	—	37

Total deferred revenue, long-term	10,976	8,524

Total deferred revenue	$54,398	$43,178

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue was primarily due to increases in the amount of products stocked by the Company’s VADs, offset by the recognition of revenue on previously deferred transactions that included acceptance criteria from the related customers. The Company will not recognize revenue for the deferred product revenue held by the VADs until it receives persuasive evidence from the VADs of a sale to an end customer.

Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.

Deferred ratable product and related services and support revenue consists of revenue on transactions where VSOE of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to five years.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Income (loss) before income tax provision for the fiscal years ended July 31, 2010, 2009, and 2008 consists of the following:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Domestic	$(36,628)	$(24,762)	$(17,804)
International	3,358	2,137	1,647

Loss before provision for income taxes	$(33,270)	$(22,625)	$(16,157)

The components of the provision for income taxes for the fiscal years ended July 31, 2010, 2009, and 2008, are as follows:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

Current
Federal	$(283)	$15	$—
State	231	260	281
Foreign	874	513	686

Total current provision for income taxes	822	788	967
Deferred
Federal	(85)	—	—
State	(9)	—	—

Total deferred provision for income taxes	(94)	—	—
Total provision for income taxes	$728	$788	$967

The deferred income tax provision and benefit for fiscal year 2010, requires, in certain circumstances, items reported in accumulated other comprehensive income to be considered in the realization of the tax benefit associated with a net loss. The specific circumstance relates to pre-tax other accumulated comprehensive income (loss) related to the Company’s available-for-sales securities, and as a result the Company recorded a deferred income tax liability of less than $0.1 million for fiscal 2010.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of July 31, 2010 and 2009 are as follows:

	As of July 31,
	2010	2009
	(In thousands)

Deferred tax assets
Net operating loss carryforwards	$18,504	$18,863
Capital loss	77	—
Research and development credits	11,653	9,988
Depreciation and amortization	345	—
Accruals and reserves	37,087	28,215

Total deferred tax assets	67,666	57,066
Valuation allowance	(67,572)	(54,879)

Net deferred tax assets	94	2,187

Deferred tax liabilities
Depreciation and amortization	—	(2,187)
Unrealized loss in other comprehensive income	(94)	—

Total deferred tax liabilities	(94)	(2,187)

Net deferred tax asset (liability)	$—	$—

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and net operating loss carryforwards are deductible.

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased approximately $12.7 million, $9.5 million, and $7.9 million, during the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

The differences between the provision for income taxes computed at the federal statutory rate of 34% and the Company’s actual provision for income taxes for 2010, 2009, and 2008, are as follows:

	Years Ended July 31,
	2010	2009	2008

Federal income tax benefit	(34.0)%	(34.0)%	(34.0)%
State income tax (benefit), net of federal benefit	(3.5)%	0.0%	(3.7)%
Foreign taxes	(0.9)%	(1.2)%	0.6%
Stock compensation and warrant expense	6.0%	10.6%	7.7%
Non-deductible expenses	3.0%	(5.3)%	1.5%
Research and developments credits	(6.5)%	(8.6)%	(15.0)%
Change in valuation allowance	38.1%	41.9%	48.9%

Total provision for income taxes	2.2%	3.4%	6.0%

For the fiscal years ended July 31, 2010, 2009, and 2008, the Company had $97.4 million, $84.1 million, and $88.0 million, respectively, of federal net operating loss carryforwards (“NOLs”), and $74.4 million, $71.1 million,

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $72.9 million, respectively, of state NOLs, available to reduce future taxable income. These NOLs will begin to expire in 2022 and 2013 for federal and state tax purposes, respectively. As of the fiscal year ended July 31, 2010 the Company had $0.2 million of federal capital loss carryforwards which will begin to expire in 2014. Approximately $68.9 million of federal net operating losses relates to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit to additional-paid-in-capital if realized. The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company may have a change in ownership, utilization of the carryforwards could be restricted.

The Company has research credit carryforwards for the fiscal years ended July 31, 2010, 2009, and 2008, of approximately $6.4 million, $6.0 million, and $3.7 million, respectively, for federal and $8.0 million, $5.7 million, and $4.8 million, respectively, for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2024. The California credit can be carried forward indefinitely. The Company has minimum-alternative tax (“MAT”) tax credits of approximately $0.1 million from its subsidiary in India. The subsidiary in India is operating under tax holiday which will expire in year 2011. It is more likely than not the benefit of the MAT credits will be utilizable after expiration of the tax holiday.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of July 31, 2010 was approximately $6.4 million. Generally, such earnings are subject to potential foreign withholding tax and U.S. tax upon remittance of dividends and under certain other circumstances. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

At July 31, 2010, the Company had $6.3 million of unrecognized tax benefits, none of which would materially affect its income tax expense if recognized to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized tax benefits during the year is as follows:

Amount
(In thousands)

Balance at July 31, 2007	$1,903
Additions for tax positions related to current year	1,763

Balance at July 31, 2008	3,666
Additions for tax positions related to current year	1,458

Balance at July 31, 2009	5,124
Additions for tax positions related to current year	1,212
Reductions for tax positions related to prior year	(16)

Balance at July 31, 2010	$6,320

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Common Stock and Equity Incentive Plans

2002 Stock Plan

The Company’s 2002 Stock Plan (“2002 Plan”) was adopted by its board of directors and approved by its stockholders in April 2002. The administration and features of the 2002 Plan and the terms of the options granted under the plan are substantially similar to the corresponding features of the 2007 Equity Incentive Plan.

As provided by the 2007 Equity Incentive Plan, all of the remaining shares reserved for issuance under the 2002 Plan, were transferred to the 2007 Plan upon the closing of the IPO. However, the 2002 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under such plan.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bonus Pltan

In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Corporate Bonus Plan (the “Bonus Plans”), which offers the Company’s executive officers and employees the opportunity to earn stock bonuses based on the achievement of specified performance targets during each performance period. The Bonus Plans consists of two performance periods per fiscal year. Each performance period lasts for two consecutive fiscal quarters, with a new performance period beginning on the first day of the first and third quarters. Under the Bonus Plans a bonus pool, in an amount determined by the Board of Directors (the “Board”), is funded based upon the extent to which the Company meets or exceeds internal operating plan revenue and profit targets set by the Board at the start of the Company’s fiscal year. Beginning with fiscal 2011, the Board may, in its discretion, determine that different performance metrics will be used to fund the bonus pool. The Bonus Plans award payout will be based on a percentage of the participant’s eligible base pay for the applicable performance period. Any bonus payment under the Bonus Plans will be made in the form of a restricted stock unit award granted under the Company’s 2007 Plan and will be subject to the terms and conditions of the 2007 Plan and an award agreement between the Company and the participant. Each restricted stock unit award will be scheduled to vest in full approximately one year following the date of grant. The ultimate dollar value of a participant’s bonus will be based on the target percentage of their base pay set forth in the Bonus Plans, and adjusted to reflect personal performance level during the bonus period. Stock-based compensation expense recognized for the bonus plan was $1.9 million during fiscal year 2010.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value(1)

Balance at July 31, 2007	3,358,925	21,917,611	$3.66
Shares reserved for issuance	3,846,366	—
Restricted stock awards granted	(3,671,208)	—
Restricted stock awards cancelled	293,255	—
Options granted	(2,994,860)	2,994,860	8.35	$3.71
Options granted in purchase acquisition	—	155,409	0.72	4.63
Options exercised	—	(3,279,536)	1.76			$39,772,972
Options repurchased	66,646	—	0.74
Options cancelled	2,270,342	(2,270,342)	5.97

Balance at July 31, 2008	3,169,466	19,518,002	4.41		7.4	44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(1,626,631)	—
Restricted stock awards cancelled	565,582	—
Options granted	(10,491,975)	10,491,975	3.82	1.55
Options exercised	—	(1,436,068)	1.35			4,874,878
Options repurchased	18,333	—	0.49
Options cancelled	7,031,994	(7,031,994)	7.48

As of July 31, 2009	2,808,576	21,541,915	3.32		6.7	120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(1,733,374)	—
Restricted stock awards cancelled	280,683	—
Options granted	(5,771,745)	5,771,745	10.11	$5.60
Options exercised	—	(2,974,218)	2.73			28,722,784
Options repurchased	15,624	—	2.33
Options cancelled	698,918	(698,918)	5.11

As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,285,534

Options vested and expected to vest as of July 31, 2010(2)		22,676,363	$4.85		5.8	$275,125,427
Options exercisable as of July 31, 2010		11,957,091	$3.06		5.7	$166,566,234

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense recognized for stock options was $16.2 million, $11.7 million and $10.9 million for the years ended July 31, 2010, 2009 and 2008, respectively. As of July 31, 2010, $39.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 2.6 years.

In the fiscal years ended July 31, 2008 the Company modified the terms of 55,833 shares, underlying certain outstanding options held by certain employees. As a result of the modification to the terms of these stock awards, the Company recognized additional compensation expense of $0.4 million for the fiscal year ended July 31, 2008. No other options held by employees were modified during the fiscal years ended July 31, 2010 and 2009.

Restricted Stock Award Activity

The following table summarizes information about unvested restricted stock awards and units:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share

As of July 31, 2007	270,700	$17.43
Awards granted	3,671,208	6.78
Awards vested	(283,703)	12.31
Awards cancelled	(293,255)	10.92

As of July 31, 2008	3,364,950	6.81
Awards granted	1,626,631	4.67
Awards vested	(1,566,715)	5.86
Awards cancelled	(565,582)	6.31

As of July 31, 2009	2,859,284	6.21
Awards granted	1,733,374	11.51
Awards vested	(2,096,043)	6.81
Awards cancelled	(280,683)	6.56

As of July 31, 2010	2,215,932	$9.74

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. The total fair value of the awards granted during the fiscal years ended July 31, 2010, 2009 and 2008 was $19.9 million, $7.6 million and $24.9 million, respectively. Stock-based compensation related to these awards for the fiscal years ended July 31, 2010, 2009, and 2008 was $14.1 million, $10.2 million, and $5.4 million, respectively. As of July 31, 2010, $16.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.5 years.

Awards Granted to Non-Employees

During the fiscal years ended July 31, 2010, 2009 and 2008, the Company issued fully vested stock awards of 207,378, 73,975, and 31,286, shares, respectively, to consultants. The estimated fair value of the awards measured on the date of the awards was $2.3 million, $0.3 million, and $0.4 million, for the awards granted during the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

In June 2008, the Company granted a restricted stock award of 15,000 shares to one of its board members in exchange for consulting services. The estimated fair value of the award measured on the date of the award was $0.1 million. The award vested in full in June 2009.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In December 2006, the Company’s board of directors approved the Employee Stock Purchase Plan (“ESPP”). Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two year offering period with purchase dates at the end of each six-month purchase period. The first offering period under the ESPP commenced in March 2007. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. A total of 2,227,034 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2010. Compensation expense recognized in connection with the ESPP was $4.0 million, $2.6 million, and $3.0 million for the fiscal years ended July 31, 2010, 2009, and 2008, respectively.

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 1, 2009
Shares issued	851,949
Weighted average purchase price per share	$2.34
Purchase date	March 1, 2010
Shares issued	955,801
Weighted average purchase price per share	$2.64

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

There were no similar modifications in fiscal 2010.

Fair Value Disclosures

The total fair value of options and share awards vested in each of the fiscal years ended July 31, 2010, 2009, and 2008, was $24.3 million, $15.9 million, and $7.3 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2010	2009	2008

Risk-free interest rate	1.8%	2.0%	3.2%
Expected term (in years)	4.3	4.2	4.3
Dividend yield	0	0	0
Volatility	71%	66%	51%

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

	Years Ended July 31,
	2010	2009	2008

Risk-free interest rate	0.2% to 1.0%	0.5% to 2.3%	1.5% to 4.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	0	0	0
Volatility	43% to 81%	53% to 101%	43% to 65%

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

Stock-based Expenses

Total stock-based compensation for the fiscal years ended July 31, 2010, 2009, and 2008 was $36.1 million, $24.6 million, and $19.3 million, respectively. The amount of capitalized stock-based compensation during the fiscal year ended July 31, 2010, 2009, 2008 was immaterial.

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

10.	Segment Information and Significant Customers

The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following presents total revenue by geographic region:

	Years Ended July 31,
	2010	2009	2008
	(In thousands)

United States	$166,584	$129,991	$118,647
Europe, Middle East and Africa	38,140	34,178	31,149
Asia Pacific	51,110	27,023	20,231
Rest of World (including Japan)	10,700	8,067	8,233

Total	$266,534	$199,259	$178,260

The following table presents significant channel partners as a percentage of total revenues:

	Years Ended July 31,
	2010	2009	2008

Partner A	17.1%	*	*
Partner B	16.6%	10.1%	*
Partner C	10.4%	14.5%	11.1%

11.	Commitments and Contingencies

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The remaining $2.1 million recorded as legal reserves is related to settlements entered into during fiscal 2010.

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

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2016. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the fiscal years ended July 31, 2010, 2009, and 2008, was $3.1 million, $3.0 million, and $2.3 million, respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases, are as follows:

Operating
Leases
(In thousands)

Year Ending July 31,
2011	2,902
2012	2,517
2013	2,578
2014	2,609
2015	2,583
Thereafter	2,203

Total minimum payments	$15,392

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(In thousands)

As of July 31, 2007	$85
Provision	60
Obligations fulfilled during period	(20)

As of July 31, 2008	125
Provision	256
Obligations fulfilled during period	(223)

As of July 31, 2009	158
Provision	266
Obligations fulfilled during period	(214)

As of July 31, 2010	$210

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to a third-party contract manufacturer. In addition, the Company enters into various inventory related purchase commitments with this contract manufacturer and other suppliers. The Company had $20.3 million and $14.9 million in non-cancelable purchase commitments with these providers as of July 31, 2010 and 2009, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company is unable to reasonably estimate the maximum amount that could be payable under these provisions since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2010 and 2009.

12.	Subsequent Events

On May 7, 2010, the Company entered into a definitive agreement to purchase Azalea Networks. The acquisition subsequently closed on September 2, 2010. In connection with the closing, the Company will be issuing common stock for an aggregate value of approximately $27.0 million subject to certain adjustments and contingent rights associated with such shares of up to $13.5 million in cash, payable if at all, over two years. Based on its evaluation of Azalea Network’s financial statements, the Company has determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro forma financial statements for the acquisition.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

See Report on Management’s Assessment of Internal Control Over Financial Reporting on page 50. The effectiveness of our internal control over financial reporting as of July 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:  The following are filed as part of Item 8 of this report:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The unaudited quarterly operating results for the eight quarters ended July 31, 2010 are filed as part of Item 7 of this report.

(2) Financial Schedules:  Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(In thousands)

Fiscal year ended July 31, 2008
Allowance for doubtful accounts	$507	$283	$(232)	$558
Sales returns	294	473	(420)	347
Fiscal year ended July 31, 2009
Allowance for doubtful accounts	558	138	(306)	390
Sales returns	347	972	(799)	520
Fiscal year ended July 31, 2010
Allowance for doubtful accounts	390	265	(193)	462
Sales returns	$520	$166	$(461)	$225

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Sunnyvale, State of California, on the 24th day of September 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	September 24, 2010

/s/ Steffan Tomlinson Steffan Tomlinson	Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2010

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Chief Technology Officer and Director	September 24, 2010

/s/ Bernard Guidon Bernard Guidon	Director	September 24, 2010

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	September 24, 2010

/s/ Michael R. Kourey Michael R. Kourey	Director	September 24, 2010

/s/ Doug Leone Doug Leone	Director	September 24, 2010

/s/ Willem P. Roelandts Willem P. Roelandts	Director	September 24, 2010

/s/ Shirish S. Sathaye Shirish S. Sathaye	Director	September 24, 2010

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	September 24, 2010

EXHIBIT INDEX

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

2	.1*	Agreement and Plan of Reorganization, dated as of January 4, 2008	Current Report on Form 8-K (File No. 001-33347)	January 9, 2008
2	.2*	Arrangement Agreement dated May 7, 2010 by and among Registrant, Azalea Networks, Felix Zhao, Frank Wang, Fang Wu, Hans Tai and Samuel Chen, as Principal Shareholders, and with respect to Articles VII, VIII and IX only, Hans Tai as Shareholder Representative and U.S. Bank National Association as Escrow Agent	Current Report on Form 8-K (File No. 001-33347)	May 10, 2010
2	.3*	Scheme of Arrangement between Azalea Networks, Registrant, the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein)	Current Report on Form 8-K (File No. 001-33347)	September 3, 2010
3	.1*	Restated Certificate of Incorporation of Registrant	Current Report on Form 8-K (File No. 001-33347)	April 5, 2007
3	.2*	Amended and Restated Bylaws of Registrant	Current Report on Form 8-K (File No. 001-33347)	February 17, 2009
4	.1*	Specimen common stock certificate	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
10	.1*	Form of Indemnification Agreement	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 7, 2007
10	.2‡*	AirWave Wireless, Inc. 2000 Stock Plan	Registration Statement on Form S-8 (File No. 333-149945)	March 28, 2008
10	.3‡*	2002 Stock Plan of Registrant, as amended	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.4‡*	Forms of Stock Option Agreements under the 2002 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2007
10	.5‡*	2007 Equity Incentive Plan of Registrant as amended	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 (File No. 001-33347)	December 10, 2008
10	.6‡*	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.7‡	2007 Equity Incentive Plan Form of Stock Option Agreement for Participants Outside the U.S.
10	.8‡*	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008 (File No. 001-33347)	December 10, 2008
10	.9‡	2007 Equity Incentive Plan Form of Restricted Stock Unit Agreement for Recipients Outside the U.S.

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.10‡*	Employee Stock Purchase Plan, amended and restated December 16, 2009	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010 (File No. 001-33347)	March 3, 2010
10	.11‡*	Form of Subscription Agreement under the Employee Stock Purchase Plan	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.12‡*	Executive Officer Bonus Plan	Current Report on Form 8-K (File No. 001-33347)	December 22, 2009
10	.13‡*	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic P. Orr	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.14‡*	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic P. Orr	Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 001-33347)	October 6, 2009

10	.15‡*	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.16‡*	Employment offer letter, dated July 18, 2006, between Registrant and Sriram Ramachandran	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.17‡*	Amendment to Offer Letter, dated December 2008, between Registrant and Sriram Ramachandran	Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 001-33347)	October 6, 2009
10	.18‡*	Employment offer letter, dated July 14, 2005, between Registrant and Steffan Tomlinson	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006
10	.19‡*	Amendment to Offer Letter, dated December 2008, between Registrant and Steffan Tomlinson	Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 001-33347)	October 6, 2009
10	.20‡*	Offer Letter to Hitesh Sheth, dated July 16, 2009	Current Report on Form 8-K (File No. 001-33347)	August 17, 2009
10	.21‡*	Description of amendments to change of control arrangements with certain executive officers	Current Report on Form 8-K (File No. 001-33347)	March 9, 2010
10	.22*	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	Current Report on Form 8-K (File No. 001-33347)	December 6, 2007
10	.23*	First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 001-33347)	October 6, 2009
10	.24*	Sublease Agreement, dated September 10, 2004, for 1322 Crossman Ave., Sunnyvale, California	Registration Statement on Form S-l, as amended (File No. 333-139419)	December 15, 2006

Exhibit			Incorporated by Reference Herein
Number		Description	Form	Date

10	.25*	Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	Annual Report on Form 10-K for the fiscal year ended July 31, 2009 (File No. 001-33347)	October 6, 2009
10	.26*	Flextronics Manufacturing Services Agreement, dated January 1, 2005	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.27*	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 20, 2007
10	.28*	Software License Agreement, dated January 11, 2006, between Registrant and Broadcom Corporation	Registration Statement on Form S-l, as amended (File No. 333-139419)	January 24, 2007
10	.29†*	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007
10	.30†*	Amendment No. 1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel USA Sourcing, Inc	Registration Statement on Form S-l, as amended (File No. 333-139419)	March 26, 2007

10	.31†*	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc.	Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (File No. 001-33347)	December 4, 2009
10	.32*	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc. (“RMI”)	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 (File No. 001-33347)	March 12, 2009
10	.33*	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, by and between Registrant and RMI	Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2009 (File No. 001-33347)	March 12, 2009
10	.34*	Patent Cross License and Settlement Agreement dated November 4, 2009	Current Report on Form 8-K (File No. 001-33347)	November 6, 2009
10	.35*	Letter Agreement dated November 4, 2009	Current Report on Form 8-K (File No. 001-33347)	November 6, 2009
21.1		List of subsidiaries of Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit		Incorporated by Reference Herein
Number	Description	Form	Date

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously filed.

†	Confidential treatment has been requested for portions of this exhibit.

‡	Indicates management compensatory plan, contract or arrangement.