Form 10-Q
period 2010-10-31
ARUBA NETWORKS, INC.
filed 2010-12-10
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 30, 2010 was 98,330,472

ARUBA NETWORKS INC.
INDEX

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	July 31,
	2010	2010
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$54,384	$31,254
Short-term investments	120,071	124,167
Accounts receivable, net	42,980	41,269
Inventory	18,072	15,159
Deferred costs	4,672	5,451
Prepaids and other	3,742	5,108

Total current assets	243,921	222,408

Property and equipment, net	10,617	9,919
Goodwill	32,498	7,656
Intangible assets, net	24,610	9,287
Other assets	1,673	1,437

Total assets	$313,319	$250,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,647	$8,082
Accrued liabilities	49,048	36,458
Income taxes payable	575	519
Deferred revenue, current	43,247	43,422

Total current liabilities	97,517	88,481

Deferred revenue, long-term	13,730	10,976
Other long-term liabilities	596	595

Total liabilities	111,843	100,052

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, 2010 and July 31, 2010, respectively; 97,592 and 93,606 shares issued shares issued and outstanding at October 31, 2010 and July 31, 2010, respectively	10	9
Additional paid-in capital	374,787	326,178
Accumulated other comprehensive income	174	98
Accumulated deficit	(173,495)	(175,630)

Total stockholders’ equity	201,476	150,655

Total liabilities and stockholders’ equity	$313,319	$250,707

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2010	2009
	(in thousands, except per share data)
Revenues
Product	$69,204	$47,198
Professional services and support	13,800	10,143
Ratable product and related professional services and support	143	255

Total revenues	83,147	57,596

Cost of revenues
Product	22,063	16,432
Professional services and support	2,905	2,079
Ratable product and related professional services and support	10	86

Total cost of revenues	24,978	18,597

Gross profit	58,169	38,999

Operating expenses
Research and development	17,113	11,796
Sales and marketing	33,415	24,740
General and administrative	7,188	7,132
Litigation reserves	—	19,750

Total operating expenses	57,716	63,418

Operating income (loss)	453	(24,419)

Other income (expense), net
Interest income	233	211
Other income (expense), net	1,645	(96)

Total other income (expense), net	1,878	115

Income (loss) before provision for income taxes	2,331	(24,304)

Provision for income taxes	196	372

Net income (loss)	$2,135	$(24,676)

Shares used in computing basic net income (loss) per common share	96,037	87,489

Net income (loss) per common share, basic	$0.02	$(0.28)

Shares used in computing diluted net income (loss) per common share	113,271	87,489

Net income (loss) per common share, diluted	$0.02	$(0.28)

Stock-based compensation expense included in above:
Cost of revenues	$475	$318
Research and development	3,901	2,131
Sales and marketing	5,102	3,021
General and administrative	$2,090	$2,349
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$2,135	$(24,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,299	2,494
Provision for (benefit from) doubtful accounts	(8)	21
Write downs for excess and obsolete inventory	661	446
Compensation related to stock options and share awards	11,568	7,819
Accretion of purchase discounts on short-term investments	334	81
Loss/ (gain) on disposal of fixed assets	(8)	8
Change in carrying value of contingent rights liability	(1,777)	—
Excess tax benefit associated with stock-based compensation	(55)	(46)
Changes in operating assets and liabilities:
Accounts receivable	822	467
Inventory	(1,996)	(1,469)
Prepaids and other	(304)	(850)
Deferred costs	780	(1,816)
Other assets	(85)	36
Accounts payable	(5,190)	1,346
Deferred revenue	1,239	6,339
Other current and noncurrent liabilities	4,701	20,107
Income taxes payable	(82)	179

Net cash provided by operating activities	16,034	10,486

Cash flows from investing activities
Purchases of short-term investments	(28,159)	(15,730)
Proceeds from sales of short-term investments	7,376	—
Proceeds from maturities of short-term investments	24,480	5,820
Purchases of property and equipment	(2,861)	(497)
Proceeds from sales of property and equipment	14	—
Cash paid in purchase acquisitions, net of cash acquired	(1,258)	—

Net cash used in investing activities	(408)	(10,407)

Cash flows from financing activities
Proceeds from issuance of common stock	7,447	2,631
Excess tax benefit associated with stock-based compensation	55	46

Net cash provided by financing activities	7,502	2,677

Effect of exchange rate changes on cash and cash equivalents	2	2

Net increase in cash and cash equivalents	23,130	2,758

Cash and cash equivalents, beginning of period	31,254	41,298

Cash and cash equivalents, end of period	$54,384	$44,056

Supplemental disclosure of cash flow information
Income taxes paid	$409	$281

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$28,691	$—
Contingent rights issued for purchase acquisition	9,486	—
Advance on purchase price of acquisition	$2,000	$—
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company securely connects local and remote users to corporate IT resources via distributed enterprise networks. The Company’s portfolio of campus, branch office, teleworker, and mobile solutions simplifies operations and provides secure access to all corporate applications and services — regardless of a user’s device, location, or network. The products the Company licenses and sells include high-speed 802.11n wireless local area networks, Virtual Branching Networking solutions for branch offices and teleworkers, and network operations tools, including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite for managing wired, wireless, and mobile device networks. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on September 24, 2010. The July 31, 2010 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”).
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2010 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2010, its results of operations for the three months ended October 31, 2010 and 2009, and its cash flows for the three months ended October 31, 2010 and 2009. The results for the three months ended October 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2011.
Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the three months ended October 31, 2010, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
Revenue Recognition
In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:
(i)	provide updated guidance on how the elements in a multiple-element arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue amongst the elements in an arrangement using estimated selling prices (“ESP”) if a vendor does not have vendor-specific objective evidence (“VSOE”) of the selling price or third-party evidence (“TPE”) of the selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
The Company adopted this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after August 1, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations in the three months ended October 31, 2010.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a general right of return relative to delivered products.
The majority of the Company’s products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware appliances are considered non-software elements and have been removed from the industry-specific software revenue recognition guidance.
The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s hardware appliance, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance.
For all arrangements originating or materially modified after July 31, 2010, the Company recognizes revenue in accordance with the amended accounting guidance. Certain arrangements with multiple-elements may continue to have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software elements as a group and the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.
For sales of stand-alone software after July 31, 2010 and for all transactions entered into prior to the first quarter of 2011, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which the Company does not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.
VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.
The Company is typically not able to determine TPE for the Company’s products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, the Company’s go-to-market strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.
When the Company is unable to establish selling price of its non-software elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the quarter nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.
Product revenue consists of revenue from sales of the Company’s hardware appliances and perpetual software licenses. The Company recognizes product revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

For sales to direct end-users and channel partners, including value-added resellers, value-added distributors, and OEMs, the Company recognizes product revenue upon delivery, assuming all other revenue recognition criteria are met. For the Company’s hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, the Company generally has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for stocking of the Company’s products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to the Company. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
Support and services consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such terms, the Company recognizes revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.
The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.
2. Acquisition
On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China which will complement the Company’s existing research and development centers. The results of Azalea’s operations have been included in the Consolidated Financial Statements since the acquisition date.
The Company accounted for this acquisition in accordance with ASC 805, Business Combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.
The purchase price consisted of the following (in thousands):

Stock (1,524,517 shares at $18.82)	$28,691
Cash	1,808
Contingent rights	9,486
Advance on purchase price	2,000

Total consideration	$41,985

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was allocated to goodwill. Goodwill is not being amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. In part, goodwill reflected the competitive advantages the Company expected to realize from Azalea’s standing in the China service provider industry.

The following table summarizes the estimated purchase price allocation (in thousands, except estimated useful lives). Estimates of liabilities are subject to change, pending the Company’s final review of Azalea’s obligations.

Cash and cash equivalents	$550
Accounts Receivable	2,525
Inventory	1,794
Prepaids and other assets	331
PP&E	265

Total tangible assets acquired	5,465

		Estimated
		Useful Lives
Amortizable intangible assets:
Existing Technology	11,800	5 years
Patents/Core Technology	2,300	6 years
Customer Contracts	1,800	6 years
Tradenames/Trademarks	100	1 year
Non-Compete Agreements	100	2 years
In-process research and development	900
Goodwill	24,842

Total assets acquired	47,307

Liabilities	(5,322)

Total liabilities assumed	(5,322)

Total	$41,985

The purchased intangible assets have a weighted average useful life of 5.2 years from the date of the acquisition.
A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Azalea concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 16% was applied to developed product technology and IPR&D. The Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset.
Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of outdoor mesh routers. Developmental projects that had not reached technological feasibility are recognized as identifiable intangible assets. The principal project at the acquisition date relates to developing multi-radio outdoor mesh routers for the core network for even the largest enterprises. This technology would enable faster internet access for higher throughput performance, covering greater distances for both mesh and video networks. The Company expects to incur post-acquisition costs of approximately $0.3 million during fiscal 2011. The Company expects to complete all work by the end of the second quarter of fiscal 2011.
The Company expensed $0.7 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations in the period the expense was incurred.
Based on its evaluation of the materiality of Azalea’s stand-alone financial statements to the Consolidated Financial Statements of Aruba Networks taken as a whole, the Company determined that the acquisition does not meet the requirements needed to disclose pro forma financial statements for the acquisition.
Contingent Rights Liability
Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period begins August 1, 2011 and ends on December 31, 2011. For shares held in escrow the payment period begins April 2, 2012 and ends on May 1, 2012. The rights are subject to forfeiture in certain circumstances.

At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. This liability was estimated using a lattice model and was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The inputs included:
•	stock price as of the valuation date;
•	strike price of the contingent right;

•	maximum payoff per share;
•	number of shares held in and outside of escrow;
•	exercise period;
•	historical volatility of the Company’s stock price based on weekly stock price returns; and
•	risk-free rate interpolated from the Constant Maturity Treasury Rate.
The change in fair value from the acquisition date to October 31, 2010 was primarily driven by an increase in the Company’s stock price. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal periods, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, the maximum contingent rights liability will be no more than $13.5 million as defined in the acquisition agreement.
The following table represents the change in the contingent rights liability:

Amount
(in thousands)
Balance as of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(1,777)

Balance as of October 31, 2010	$7,709

3. Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2010	$7,656
Goodwill acquired in acquisition	24,842

As of October 31, 2010	$32,498

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
		(in thousands)
As of October 31, 2010
Existing Technology	4 to 5 years	$21,083	$(6,887)	$14,196
In-process research and development	NA	900	—	900
Patents/Core Technology	4 to 6 years	5,346	(2,194)	3,152
Customer Contracts	6 to 7 years	6,883	(2,279)	4,604
Support Agreements	5 to 6 years	2,717	(1,420)	1,297
Tradenames/Trademarks	1 to 5 years	700	(330)	370
Non-Compete Agreements	2 years	812	(721)	91

Total		$38,441	$(13,831)	$24,610

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
		(in thousands)
As of July 31, 2010
Existing Technology	4 years	$9,283	$(5,914)	$3,369
Patents/Core Technology	4 years	3,046	(1,940)	1,106
Customer Contracts	6 to 7 years	5,083	(2,020)	3,063
Support Agreements	5 to 6 years	2,717	(1,284)	1,433
Tradenames/Trademarks	5 years	600	(284)	316
Non-Compete Agreements	2 years	712	(712)	—

Total		$21,441	$(12,154)	$9,287

The Company recorded approximately $1.7 million and $1.2 million of amortization expense related to its purchased intangible assets during each of the three months ended October 31, 2010 and 2009. Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Three months ended October 31,
	2010	2009
	(in thousands)
Cost of product revenues	$1,228	$771
Cost of professional services and support revenues	77	135
Sales and marketing	372	327

Total amortiztaion expense	$1,677	$1,233

The estimated future amortization expense of purchased intangible assets as of October 31, 2010 is as follows:

Amount
(in thousands)
Remaining nine months of fiscal 2011	$5,805
Years ending July 31,
2012	6,023
2013	4,303
2014	3,599
2015	3,043
Thereafter	937

Total	$23,710

4. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net income (loss) per share (in thousands, except per share data):

Three months ended
October 31, 2010

Net income	$2,135

Weighted-average common shares outstanding- basic	96,037
Dilutive effect of employee stock plans	17,234

Weighted-average common shares outstanding- diluted	$113,271

Net income per share, basic	$0.02

Net income per share, diluted	$0.02

Three months ended
October 31, 2009

Net loss	$(24,676)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	87,489

Basic and diluted net loss per common share	$(0.28)

The following outstanding stock options and restricted stock awards were excluded from the computation of diluted net loss per common share for the three months ended October 31, 2009 because including them would have had an anti-dilutive effect.

Three months ended
October 31, 2009
(in thousands)
Options to purchase common stock	22,391
Restricted stock awards	2,784
Common stock subject to repurchase	111
5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of October 31, 2010
Corporate bonds and notes	$23,722	$103	$(3)	$23,822
U.S. government agency securities	71,050	109	(6)	71,153
U.S. treasury bills	18,327	64	—	18,391
Commercial paper	4,440	5	—	4,445
Certificates of deposit	2,255	5	—	2,260

Total short-term investments	$119,794	$286	$(9)	$120,071

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2010
Corporate bonds and notes	$23,802	$69	$(4)	$23,867
U.S. government agency securities	80,683	78	(9)	80,752
U.S. treasury bills	12,816	57	—	12,873
Commercial paper	4,495	—	—	4,495
Certificates of deposit	2,179	1	—	2,180

Total short-term investments	$123,975	$205	$(13)	$124,167

The cost basis and fair value of debt securities by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
As of October 31, 2010
One year or less	$85,184	$85,353
One to two years	34,610	34,718

Total short-term investments	$119,794	$120,071

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the first quarter of fiscal 2011 or 2010.
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of October 31, 2010
Corporate bonds and notes	$2,178	$(3)
U.S. government agency securities	2,519	(6)

	$4,697	$(9)

Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.
Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, treasury bills, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no short-term investments classified as level 3 instruments.

As of October 31, 2010, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$23,823	$—	$23,823
U.S. government agency securities	71,153	—	71,153
U.S. treasury bills	18,391	—	18,391
Commercial paper	4,444	—	4,444
Money market funds	17,276	17,276	—

Total cash equivalents and short-term investments	135,087	$17,276	$117,811

Certificates of deposit	2,260
Cash deposits with third-party financial institutions	37,108

Total cash, cash equivalents and short-term investments	$174,455

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2010	2010
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$43,295	$41,731
Less: Allowance for doubtful accounts	(315)	(462)

Total	$42,980	$41,269

	October 31,	July 31,
	2010	2010
	(in thousands)
Inventory
Raw materials	$191	$294
Finished goods	17,881	14,865

Total	$18,072	$15,159

	October 31,	July 31,
	2010	2010
	(in thousands)
Accrued Liabilities
Compensation and benefits	$10,451	$11,363
Inventory	12,223	9,381
Marketing	7,183	7,176
Contingent rights	7,709	—
Other	11,482	8,538

Total	$49,048	$36,458

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	October 31,	July 31,
	Useful Lives	2010	2010
		(in thousands)

Computer equipment	2 years	$9,431	$7,993
Computer software	2-5 years	4,654	4,558
Machinery and equipment	2 years	10,947	10,441
Furniture and fixtures	5 years	2,471	2,397
Leasehold improvements	2-6 years	2,316	2,174

Total property and equipment, gross		29,819	27,563
Less: Accumulated depreciation and amortization		(19,202)	(17,644)

Total property and equipment, net		$10,617	$9,919

8. Deferred Revenue
Deferred revenue consists of the following:

	October 31,	July 31,
	2010	2010
	(in thousands)

Product	$13,191	$16,087
Professional services and support	29,469	27,298
Ratable product and related services and support	587	37

Total deferred revenue, current	43,247	43,422

Professional services and support, long-term	13,083	10,976
Ratable product and related services and support, long-term	647	—

Total deferred revenue, long-term	13,730	10,976

Total deferred revenue	$56,977	$54,398

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
Deferred ratable product and related services and support revenue consists of revenue on transactions where VSOE of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to three years. The increase in ratable product and related services and support is due to the acquisition of Azalea Networks.
9. Income Taxes
For the three months ended October 31, 2010, the Company generated operating income. The Company also generated consolidated book and taxable income in U.S. and foreign jurisdictions for the three months ended October 31, 2010. For the three months ended October 31, 2009, the Company generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Based on the available objective evidence, including the fact that the Company has historically generated losses, management believes it is more likely than not that the deferred tax assets will not be realized. Accordingly, management has applied a full valuation allowance against its deferred tax assets generated primarily in the U.S.
The Company files annual income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. The Company remains subject to tax authority review for all jurisdictions for all years.

10. Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,285,534
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(1,081,325)	—
Restricted stock awards cancelled	79,899	—
Options granted	(973,760)	973,760	20.51	$10.92
Options exercised	—	(1,210,963)	3.68			19,326,834
Options cancelled	151,651	(151,651)	7.76

As of October 31, 2010	3,492,656	23,251,670	$5.70		5.7	$377,342,306

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options was $4.4 million and $3.2 million for the three months ended October 31, 2010 and 2009, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2010	2,215,932	$9.74
Awards granted	1,081,325	20.38
Awards vested	(259,782)	12.03
Awards cancelled	(79,899)	12.20

As of October 31, 2010	2,957,576	$13.37

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three months ended October 31, 2010 and 2009 was $5.6 million and $3.8 million, respectively.
Employee Stock Purchase Plan Activity
During the three months ended October 31, 2010, 990,512 shares were purchased at an average per share price of $3.02. Compensation expense recognized in connection with the ESPP for the three months ended October 31, 2010 and 2009 was $1.6 million and $0.8 million, respectively.
During the three months ended October 31, 2010, the Company modified the terms of certain existing awards under its ESPP as a result of employees who previously participated in ESPP and subsequently elected to increase their contribution. Consequently, the Company will recognize $1.2 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.3 million in incremental stock-based compensation expense arising from the award modification for the three months ended October 31, 2010.
Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Three months ended October 31,
	2010	2009

Risk-free interest rate	1.7%	1.9%
Expected term (in years)	4	4.3
Dividend yield	0	0
Volatility	70%	70%
Employee Stock Purchase Plan

	Three months ended October 31,
	2010	2009

Risk-free interest rate	0.2% to 1.0%	0.2% to 1.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0	0
Volatility	41% to 101%	63% to 81%
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its stock options, the post vesting cancellation history of its stock options and the stock options’ contractual terms. The contractual term of stock options granted from inception of the Company through August 16, 2007 was generally 10 years. On August 17, 2007, the Company’s Compensation Committee revised the 2007 Plan to provide for a contractual term of seven years on all option grants on or after such date. Given the Company’s limited operating history, the Company then compared this estimated term to those of comparable companies from a representative peer group, the selection of which was based on industry data to determine the expected term. Similarly, the Company computes expected volatility based on its historical volatility and the historical volatility of these comparable companies. The Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Expenses
Total stock-based compensation for the three months ended October 31, 2010 and 2009 was $11.6 million and $7.8 million, respectively. The Company did not capitalize stock-based compensation during the three months ended October 31, 2010 and 2009, due to the amount qualifying for capitalization being immaterial.
11. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three months ended October 31,
	2010	2009
	(in thousands)
Net income (loss)	$2,135	$(24,676)
Change in unrealized gain on short term investments, net of taxes	76	28

Total	$2,211	$(24,648)

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

The following presents total revenue by geographic region:

	Three months ended October 31,
	2010	2009
	(in thousands)
United States	$51,752	$33,616
Europe, Middle East and Africa	13,153	7,632
Asia Pacific	14,507	12,506
Rest of World	3,735	3,842

Total	$83,147	$57,596

The following table presents significant channel partners as a percentage of total revenues (* represents less than 10%):

	Three months ended October 31,
	2010	2009

Partner A	20.3%	13.3%
Partner B	14.4%	11.8%
Partner C	11.2%	10.6%
Partner D	*	11.2%
13. Commitments and Contingencies
Legal Matters
The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of October 31, 2010 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)

Nine months remaining in fiscal 2011	$2,008
Year ending July 31,
2012	2,701
2013	2,775
2014	2,820
2015	2,809
2016	2,442

Total minimum payments	$15,555

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $20.7 million and $20.3 million in non-cancelable purchase commitments with these providers as of October 31, 2010 and July 31, 2010, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
Warranties
The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for 12-15 months from the date of purchase. The Company also has a lifetime warranty program on certain access points purchased subsequent to the announcement of the program.
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
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2010	$210
Provision	63
Obligations fulfilled during period	(53)

As of October 31, 2010	$220

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2010 and July 31, 2010.
14. Subsequent Event
On November 19, 2010, the Company entered into an agreement with an Australian-based company, pursuant to which Aruba acquired substantially all of the assets of the Australian-based company. The asset purchase was completed on December 3, 2010. The total consideration was $5.8 million and included $3.8 million in cash and 86,852 shares of common stock valued at $2.0 million.

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

•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;

•	that international revenues will remain consistent or increase in absolute dollars and remain consistent or decrease as a percentage of total revenues in fiscal 2011 compared to fiscal 2010;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2011 will increase on an absolute dollar basis and remain consistent or increase as a percentage of revenue compared with fiscal 2010;

•	that we will continue to invest strategically in our sales and marketing efforts;

•
that sales and marketing expenses for fiscal 2011 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2010;

•	that general and administrative expenses for fiscal 2011 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2010;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

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
Our product portfolio encompasses: industry-leading high-speed 802.11a/b/g/n WLANs, Virtual Branching Networking solutions for branch offices and teleworkers, network operations tools, including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite for managing wired, wireless, and mobile device networks. These products are key to our rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.
Our products have been sold to nearly 12,000 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
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
While we began to see improvements in the overall macroeconomic environment, and our revenues have increased over the last six quarters, economic conditions worldwide have negatively impacted our business since 2008. While we believe in the long-term growth prospects of the WLAN market, the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. These factors could create significant and increasing uncertainty for the future as they could continue to negatively impact technology spending for the products and services we offer and materially adversely affect our business, operating results and financial condition.
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
On September 2, 2010, we completed our acquisition of Azalea Networks for a total purchase price of $42.0 million which included common stock, cash, and contingent rights. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China that will complement our existing research and development centers. As part of the acquisition, we recorded $5.5 million of tangible assets, $17.0 million of intangible assets and $24.8 million of goodwill. We recorded a liability for the estimated fair value of the contingent rights which was based on significant inputs not observed in the market and thus represents a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Gains and losses on the remeasurement of the liability are included in other income (expense), net.

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
We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. Shipments to our channel partners that are located in the United States are classified as U.S. revenue regardless of the location of the end customer. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to remain consistent or increase in absolute dollars and remain consistent or decrease as a percentage of total revenues in fiscal 2011 compared to fiscal 2010. For more information about our international revenues, see Note 12 of the Notes to Consolidated Financial Statements.
Cost of Revenues
Cost of product revenues consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenues consists of payments to our contract manufacturers. Our contractor manufacturers produce our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California, Bangalore, India and Beijing, China. Cost of product revenues also includes amortization expense from our purchased intangible assets.
Cost of professional services and support revenues is primarily comprised of personnel costs, including stock-based compensation, of providing technical support, including personnel costs associated with our internal support organization. In addition, we employ a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our value-priced, high performance 802.11n access point, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

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
Our headcount increased to 868 (including 87 employees from the Azalea acquisition) at October 31, 2010 from 681 at July 31, 2010. Going forward, we expect to continue to hire employees throughout the company as well as invest in research and development.
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2011, we expect research and development expenses to increase on an absolute dollar basis and remain consistent or increase as a percentage of revenue compared to fiscal 2010.
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
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, can have a significant impact on our financial statements. For fiscal 2011, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010.
Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars, and in connection with our acquisition of Azalea, changes in the fair value of our contingent rights liability. Cash has historically been invested in money market funds and marketable securities.
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

Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2010. There were no material changes to our critical accounting policies during the first quarter of fiscal 2011 except for the adoption of ASU 2009-13 and ASU 2009-14. In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:
(i)	provide updated guidance on how the elements in a multiple-element arrangement should be separated, and how the consideration should be allocated;

(ii)
require an entity to allocate revenue amongst the elements in an arrangement using estimated selling price (“ESP”) if a vendor does not have VSOE of the selling price or third-party evidence (“TPE”) of the selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
We adopted this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after August 1, 2010. The impact of this adoption was not material to our financial position and results of operations for the first quarter of fiscal 2011.
This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and our revenue arrangements generally do not include a general right of return relative to delivered products.
The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software elements and have been removed from the industry-specific software revenue recognition guidance.
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on our hardware appliance, but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance.
For all arrangements originating or materially modified after July 31, 2010, we recognize revenue in accordance with the amended accounting guidance. Certain arrangements with multiple- elements may continue to have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple deliverable arrangements is allocated to the stand-alone software elements as a group and the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.
For sales of stand-alone software after July 31, 2010 and for all transactions entered into prior to the first quarter of 2011, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.
VSOE for elements of an arrangement is based upon the normal pricing and discounting practices for those services when sold separately, and VSOE for support services is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.
We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish selling price of our non-software elements using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was not a material impact during the quarter nor do we currently expect a material impact in the near term from changes in VSOE or ESP.
Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. We recognize product revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.
For sales to direct end-users and channel partners, including value-added resellers, value-added distributors, and OEMs, we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. For our hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, we generally have no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to us. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
Support and services consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to three years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.
We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met.

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended October 31,
	2010	2009

Revenues:
Product	83.2%	82.0%
Professional services and support	16.6%	17.6%
Ratable product and related professional services and support	0.2%	0.4%

Total revenues	100.0%	100.0%

Cost of revenues:
Product	26.5%	28.5%
Professional services and support	3.5%	3.6%
Ratable product and related professional services and support	0.0%	0.2%

Gross margin	70.0%	67.7%

Operating expenses:
Research and development	20.6%	20.5%
Sales and marketing	40.2%	42.9%
General and administrative	8.7%	12.4%
Litigation reserves	0.0%	34.3%

Total operating expenses	69.5%	110.1%

Operating margin	0.5%	(42.4%)

Other income (expense), net
Interest income	0.3%	0.4%
Other income (expense), net	2.0%	(0.2%)

Income (loss) before income taxes	2.8%	(42.2%)

Provision for income taxes	0.2%	0.6%

Net income (loss)	2.6%	(42.8%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended October 31,
	2010	2009
	(in thousands)

Total revenues	$83,147	$57,596

Type of revenues:
Product	69,204	47,198
Professional services and support	13,800	10,143
Ratable product and related professional services and support	143	255

Total revenues	$83,147	$57,596

Revenues by geography:
United States	51,752	33,616
Europe, the Middle East and Africa	13,153	7,632
Asia Pacific	14,507	12,506
Rest of World	3,735	3,842

Total revenues	$83,147	$57,596

During the first quarter of fiscal 2011, total revenues increased 44.4% over the first quarter of fiscal 2010 due to a $25.7 million increase in product and professional services and support revenues. The increase in revenues was attributable to strong demand across all of our key verticals and major geographies, and the significant growth in our customer base as we added approximately 800 new customers during the first quarter of fiscal 2011. Our right-sizing initiative continues to gain momentum as companies move toward a low-cost IT infrastructure solution, which we believe is due in part to the economic downturn and the rapid proliferation of wi-fi enabled mobile devices. Historically, we have driven a majority of our growth from the education, government, healthcare and high tech sectors. While we saw year-over-year growth in each of these areas in the first quarter of fiscal 2011, our largest gains were in the general enterprise.
Our product revenues were bolstered by an increase in revenue related to our 802.11n access points as new customers are rolling out 802.11n networks almost exclusively. The 11n access points accounted for over 73.6% of overall access point shipments during the first quarter of fiscal 2011. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers. Ratable product and related professional services and support revenues decreased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. The current balance of ratable deferred revenue, and subsequent ratable revenue, relates entirely to our acquisition of Azalea. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
In the first quarter of fiscal 2011, we derived 89.6% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs. In the same period of fiscal 2010, 91.4% of our total revenues were generated from indirect channels. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased $7.4 million during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 largely due to strong demand across all of our international markets. Most notably, revenue in our Europe, Middle East and Africa region grew 72.3% year over year. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to remain consistent or increase in absolute dollars, and remain consistent or decrease as a percentage of total revenues in fiscal 2011 compared to fiscal 2010.
Cost of Revenues and Gross Margin

	Three months ended October 31,
	2010	2009
	(in thousands)

Total revenues	$83,147	$57,596

Cost of product	22,063	16,432
Cost of professional services and support	2,905	2,079
Cost of ratable product and related professional services and support	10	86

Total cost of revenues	24,978	18,597

Gross profit	$58,169	$38,999

Gross margin	70.0%	67.7%
During the first quarter of fiscal 2011 cost of revenues increased 34.3% compared to the first quarter of fiscal 2010 due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the first quarter of fiscal 2011, payments to Flextronics and Flextronics-related costs constituted more than 70% of our cost of product revenues.
Cost of professional services and support revenues increased 39.7% during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to the increase in professional services and support revenue. We have benefitted from economies of scale within our professional services department which has kept our costs down despite the large increase in professional services and support revenues.
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
Gross margins increased 2.3% during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as we benefit from the higher margins associated with our 802.11n products. Product gross margin increased 2.9% year over year due in part to product mix as more of our product shipments were weighted toward our 802.11n family of access points and new lines of controllers.

Research and Development Expenses

	Three months ended October 31,
	2010	2009
	(in thousands)
Research and development expenses	$17,113	$11,796
Percent of total revenues	20.6%	20.5%
During the first quarter of fiscal 2011, research and development expenses increased 45.1% compared to the first quarter of fiscal 2010, primarily due to an increase of $3.7 million in personnel and related costs, including an increase in stock-based compensation of $1.9 million. We added 161 employees to our research and development team year over year, including 52 employees from our acquisition of Azalea Networks. Expenses for consulting and outside agencies increased by $0.7 million due to design and compliance work for our 11n access point and controllers. Depreciation expenses increased $0.3 million due to an increase in tooling and equipment used in research and development activities. Facilities expenses also increased $0.7 million related to the increase in headcount.
Sales and Marketing Expenses

	Three months ended October 31,
	2010	2009
	(in thousands)
Sales and marketing expenses	$33,415	$24,740
Percent of total revenues	40.2%	42.9%
Sales and marketing expenses increased 35.1% during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Personnel and related costs increased $5.3 million primarily due to an increase in headcount of 90 new employees, including 6 employees from our Azalea acquisition. An increase in stock-based compensation of $2.2 million contributed to the increase in personnel and related costs. Facilities expenses increased $0.4 million as a result of the increase in headcount. Recruiting expenses also increased $0.4 million as we hired more employees. Commission expense increased $1.8 million year over year corresponding to the increase in revenue. Lastly, marketing expenses increased $0.8 million due to website redesign fees and user-group conventions we hosted.
General and Administrative Expenses

	Three months ended October 31,
	2010	2009
	(in thousands)
General and administrative expenses	$7,188	$7,132
Percent of total revenues	8.7%	12.4%
During the first quarter of fiscal 2011, general and administrative remained flat compared to the first quarter of fiscal 2010. Personnel expenses increased $0.1 million due to an increase in headcount of 22 new employees, including 7 employees from our Azalea acquisition. Consequently, facilities increased by $0.1 million. Expenses for outside services increased $0.1 million due to fees paid to consultants working on our internal systems. These increases were offset by a decrease of $0.5 million in legal fees as we completed the litigation with Motorola in the first quarter of fiscal 2010.
Litigation Settlement
During the first quarter of fiscal 2010, we entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign currency exchange gains and losses.

	Three months ended October 31,
	2010	2009
	(in thousands)
Interest income	$233	$211
Other income (expense), net	1,645	(96)

Total other income (expense), net	$1,878	$115

Interest income during the first quarter of fiscal 2011 remained flat from the first quarter of fiscal 2010. Our average yield-to-maturity rate decreased slightly from 0.74% in the first quarter of fiscal 2010 to 0.71% in the first quarter of fiscal 2011.
Other income (expense), net increased during the during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea Networks. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion.
Provision for Income Taxes
For the first quarter of fiscal 2011 we generated operating income. We also generated consolidated book and taxable income in the U.S. and foreign jurisdictions for the three months ended October 31, 2010. For the first quarter of fiscal 2010, we generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
As of July 31, 2010, we had net operating loss carryforwards of $97.4 million and $74.4 million for federal and state income tax purposes, respectively. We also had research and development credit carryforwards of $6.4 million for federal and $8.0 million for state income tax purposes as of July 31, 2010. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, all federal and state deferred tax assets have been fully offset by a valuation allowance. If not utilized, the federal and state net operating loss and tax credit carryforwards will expire between 2013 and 2022. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.
Liquidity and Capital Resources

	October 31,	July 31,
	2010	2010
	(in thousands)
Working capital	$146,404	$133,927
Cash and cash equivalents	54,384	31,254
Short-term investments	$120,071	$124,167

	Three months ended October 31,
	2010	2009
	(in thousands)
Cash provided by operating activities	$16,034	$10,486
Cash used in investing activities	(408)	(10,407)
Cash provided by financing activities	$7,502	$2,677
Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper and other money market securities. Cash, cash equivalents and short-term investments increased $19.0 million during the first quarter of fiscal 2011 from $155.4 million in cash, cash equivalents and short-term investments as of July 31, 2010 to $174.5 million as of October 31, 2010.
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
Cash provided by operating activities increased $5.5 million during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to increases in deferred revenue and other accrued liabilities, an increase in the amount of non-cash adjustments relating to stock-based compensation and depreciation and amortization, and an increase in our net income. Cash provided by operating activities was offset by decreases in accounts payable, increases in inventory and the change in the carrying value of our contingent liability resulting from the Azalea Networks acquisition.

Cash Flows from Investing Activities
Cash used in investing activities during the first quarter of fiscal 2011 decreased $10.0 million compared to the first quarter of fiscal 2010. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $2.9 million during the first quarter of fiscal 2011. Further, on September 2, 2010, we completed the acquisition of Azalea Networks for a purchase price of $42.0 million including $1.8 million in cash. See Note 2 of the Notes to Consolidated Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities increased $4.8 million in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially year over year primarily due to increased exercise in stock options by our employees as a result of the increase in our stock price, and the increase in the amount of contributions to our Employee Stock Purchase Plan.
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
Contractual Obligations
The following is a summary of our contractual obligations:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$15,556	$2,686	$5,496	$5,534	$1,840
Non-cancellable inventory purchase commitments (1)	20,739	20,739	—	—	—

Total contractual obligations	$36,295	$23,425	$5,496	$5,534	$1,840

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Generally, under these agreements, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $174.5 million and $155.4 million at October 31, 2010 and July 31, 2010, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined less than $0.1 million assuming consistent investment levels.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
We have a history of losses and only recently achieved profitability. As of October 31, 2010 and July 31, 2010, our accumulated deficit was $173.5 million and $175.6 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. In recent quarters, we have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 89.6% and 91.4% for the first quarter of fiscal years 2011 and 2010, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Three of our channel partners accounted for more than 10% of total revenues for the first quarter of fiscal 2011. The table below represents the percentage of total revenues from our top channel partners (* represents less than 10%):

	Three months ended October 31,
	2010	2009

Partner A	20.3%	13.3%
Partner B	14.4%	11.8%
Partner C	11.2%	10.6%
Partner D	*	11.2%
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of October 31, 2010, two of our channel partners individually accounted for more than 10% of accounts receivable. Partner A accounted for 17.5% and Partner C accounted for 14.5% of total accounts receivable. As of July 31, 2010, Partner A accounted for 31.6% and Partner B accounted for 18.2% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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
In December 2010, we completed our acquisition of substantially all of the assets of an Australian company and in September 2010, we completed our acquisition of Azalea Networks. We are currently integrating the acquired products into our secure mobility solutions, as well as providing products and continuing support to existing customers and partners of the acquired businesses. The acquisition of Azalea was our first significant international acquisition, and, as a result, our ability as an organization to complete and integrate international acquisitions is unproven. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. These acquisitions and future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, these acquisitions any future acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
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
Our acquisitions of Azalea Networks and AirWave Wireless, Inc. resulted in total goodwill of $32.5 million. Together with our purchase of certain assets of Network Chemistry, Inc., we have purchased intangible assets of $24.6 million as of October 31, 2010. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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
As of October 31, 2010, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23.7% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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
Certain of our executive officers may be entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements upon a change of control of Aruba. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of Aruba.
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
In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the year ended July 31, 2010, filed on September 24, 2010 that our internal control over financial reporting was effective as of July 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
On May 7, 2010, the Company entered into a definitive agreement to purchase Azalea Networks. The acquisition subsequently closed on September 2, 2010. In connection with the closing, the Company issued 1,524,517 shares of its common stock to the former Azalea shareholders and certain Azalea debtholders, subject to certain adjustments and an escrow holdback. The issuance of such shares of common stock by the Company is exempt from the registration requirements of the Securities Act of 1933, as amended, in reliance on Section 3(a)(10) thereof.
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.
Reserved.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

2.2
Scheme of Arrangement between Azalea Networks, Aruba Networks, Inc., the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein) (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2010)

10.1	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2010)

10.2	*	Consulting Agreement, dated August 1, 2010, by and between Aruba Networks, Inc. and Bernard Guidon

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 10, 2010

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: December 10, 2010

ARUBA NETWORKS, INC.
By:	/s/ Steffan Tomlinson
Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.2
Scheme of Arrangement between Azalea Networks, Aruba Networks, Inc., the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein) (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on September 3, 2010)

10.1	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2010)

10.2	*	Consulting Agreement, dated August 1, 2010, by and between Aruba Networks, Inc. and Bernard Guidon

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement