Form 10-Q
period 2011-01-31
ARUBA NETWORKS, INC.
filed 2011-03-11
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 28, 2011 was 100,802,006.

ARUBA NETWORKS INC.
INDEX

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of January 31, 2011 and July 31, 2010	3

Consolidated Statements of Operations for the three and six months ended January 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the six months ended January 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Removed and reserved	43

Item 5. Other Information	43

Item 6. Exhibits	44

Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31,	July 31,
	2011	2010
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$49,258	$31,254
Short-term investments	138,568	124,167
Accounts receivable, net	53,965	41,269
Inventory	18,091	15,159
Deferred costs	6,382	5,451
Prepaids and other	3,480	5,108

Total current assets	269,744	222,408

Property and equipment, net	12,367	9,919
Goodwill	33,143	7,656
Intangible assets, net	24,983	9,287
Other assets	2,175	1,437

Total assets	$342,412	$250,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,660	$8,082
Accrued liabilities	52,464	36,458
Income taxes payable	549	519
Deferred revenue, current	47,516	43,422

Total current liabilities	109,189	88,481

Deferred revenue, long-term	11,452	10,976
Other long-term liabilities	585	595

Total liabilities	121,226	100,052

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2011 and July 31, 2010 , respectively; 99,961 and 93,606 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	10	9
Additional paid-in capital	397,385	326,178
Accumulated other comprehensive income	119	98
Accumulated deficit	(176,328)	(175,630)

Total stockholders’ equity	221,186	150,655

Total liabilities and stockholders’ equity	$342,412	$250,707

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Product	$79,100	$52,078	$148,304	$99,276
Professional services and support	14,602	10,362	28,402	20,504
Ratable product and related professional services and support	156	215	299	471

Total revenues	93,858	62,655	177,005	120,251

Cost of revenues
Product	24,173	18,103	46,236	34,535
Professional services and support	3,542	2,157	6,448	4,236
Ratable product and related professional services and support	—	68	9	154

Total cost of revenues	27,715	20,328	52,693	38,925

Gross profit	66,143	42,327	124,312	81,326

Operating expenses
Research and development	21,608	12,042	38,722	23,838
Sales and marketing	36,936	26,576	70,350	51,316
General and administrative	10,183	7,628	17,371	14,760
Litigation reserves	—	500	—	20,250

Total operating expenses	68,727	46,746	126,443	110,164

Operating loss	(2,584)	(4,419)	(2,131)	(28,838)

Other income (expense), net
Interest income	240	187	474	398
Other income (expense), net	(61)	(148)	1,583	(244)

Total other income (expense), net	179	39	2,057	154

Loss before provision for income taxes	(2,405)	(4,380)	(74)	(28,684)

Provision for income taxes	428	47	624	419

Net loss	$(2,833)	$(4,427)	$(698)	$(29,103)

Shares used in computing net loss per common share- basic and diluted	98,795	88,572	97,416	88,030

Net loss per common share- basic and diluted	$(0.03)	$(0.05)	$(0.01)	$(0.33)

Stock-based compensation expense included in above:
Cost of revenues	$938	$310	$1,413	$629
Research and development	5,953	2,594	9,854	4,724
Sales and marketing	6,151	3,385	11,254	6,406
General and administrative	$3,622	$2,715	$5,712	$5,064
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net loss	$(698)	$(29,103)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,198	5,006
Provision for (benefit from) doubtful accounts	(26)	222
Write downs for excess and obsolete inventory	1,386	917
Stock-based compensation expense	28,233	16,823
Accretion of purchase discounts on short-term investments	668	203
Loss/ (gain) on disposal of fixed assets	(6)	28
Change in carrying value of contingent rights liability	(2,105)	—
Excess tax benefit associated with stock-based compensation	(231)	(161)
Changes in operating assets and liabilities:
Accounts receivable	(10,144)	(495)
Inventory	(3,110)	(5,795)
Prepaids and other	(136)	(1,145)
Deferred costs	(930)	(1,872)
Other assets	(479)	181
Accounts payable	(2,922)	346
Deferred revenue	3,230	7,794
Other current and noncurrent liabilities	5,499	11,334
Income taxes payable	104	225

Net cash provided by operating activities	25,531	4,508

Cash flows from investing activities
Purchases of short-term investments	(59,188)	(32,922)
Proceeds from sales of short-term investments	17,376	—
Proceeds from maturities of short-term investments	26,480	23,820
Purchases of property and equipment	(4,263)	(2,428)
Cash paid in purchase acquisitions, net of cash acquired	(4,303)	—

Net cash used in investing activities	(23,898)	(11,530)

Cash flows from financing activities
Proceeds from issuance of common stock	16,138	4,010
Repurchases of unvested common stock	—	(36)
Excess tax benefit associated with stock-based compensation	231	161

Net cash provided by financing activities	16,369	4,135

Effect of exchange rate changes on cash and cash equivalents	2	—

Net increase (decrease) in cash and cash equivalents	18,004	(2,887)

Cash and cash equivalents, beginning of period	31,254	41,298

Cash and cash equivalents, end of period	$49,258	$38,411

Supplemental disclosure of cash flow information
Income taxes paid	$590	$478

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$30,691	$—
Contingent rights issued for purchase acquisition	$9,486	$—
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
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K filed on September 24, 2010. The July 31, 2010 consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”) of America.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2010 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2011, its results of operations for the three and six months ended January 31, 2011 and 2010, and its cash flows for the six months ended January 31, 2011 and 2010. The results for the three and six months ended January 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2011.
Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the three and six months ended January 31, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
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
The Company adopted this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations in the three and six months ended January 31, 2011.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a right of return relative to delivered products.
The majority of the Company’s products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance.
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
For all arrangements originating or materially modified after July 31, 2010, the Company recognizes revenue in accordance with the amended accounting guidance. Certain arrangements with multiple-elements may continue to have stand-alone software elements that are subject to the existing software revenue recognition guidance along with non-software elements that are subject to the amended revenue accounting guidance. The revenue for these multiple element arrangements is allocated to the stand-alone software elements as a group and the non-software elements based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy in the amended revenue accounting guidance.
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
The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the second quarter or first six months of fiscal 2011, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.
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

Support and services offerings consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short-term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
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
2. Acquisitions
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

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was allocated to goodwill. Goodwill is not being amortized but reviewed annually for impairment, or more frequently if impairment indicators arise. In part, goodwill reflected the competitive advantages the Company expected to realize from Azalea’s standing in the China service provider industry as well as Azalea’s product differentiation.

The following table summarizes the estimated purchase price allocation (in thousands, except estimated useful lives). Estimates of liabilities are subject to change, pending the Company’s final review of Azalea’s obligations.

Cash and cash equivalents	$550
Accounts receivable	2,525
Inventory	1,794
Prepaids and other assets	331
Property and equipment	265

Total tangible assets acquired	5,465

		Estimated
Amortizable intangible assets:		Useful Lives
Existing technology	11,800	5 years
Patents/core technology	2,300	6 years
Customer contracts	1,800	6 years
Tradenames/trademarks	100	1 year
Non-compete agreements	100	2 years
In-process research and development	900
Goodwill	24,842

Total assets acquired	47,307

Liabilities	(5,322)

Total liabilities assumed	(5,322)

Total	$41,985

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
Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of outdoor mesh routers. Developmental projects that had not reached technological feasibility are recognized as identifiable intangible assets. The principal project at the acquisition date relates to developing multi-radio outdoor mesh routers for the core network for even the largest enterprises. This technology would enable faster internet access for higher throughput performance, covering greater distances for both mesh and video networks. The Company expects to incur an immaterial amount of post-acquisition costs during fiscal 2011. The Company expects to complete all work by the end of fiscal 2011.
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
The change in fair value from the acquisition date to January 31, 2011 was primarily driven by an increase in the Company’s stock price. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal periods, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, the maximum contingent rights liability will be no more than $13.5 million as defined in the acquisition agreement.
The following table represents the change in the contingent rights liability:

Level 3
Amount
(in thousands)
Balance as of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(2,105)

Balance as of January 31, 2011	$7,381

On November 19, 2010, the Company entered into an agreement with an Australian-based company, pursuant to which Aruba acquired substantially all of the assets of the Australian-based company. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.
3. Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2010	$7,656
Goodwill acquired in acquisition	25,487

As of January 31, 2011	$33,143

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of January 31, 2011
Existing technology	4 to 5 years	$22,383	$(8,111)	$14,272
In-process research and development	NA	1,200	—	1,200
Patents/core technology	4 to 6 years	5,846	(2,494)	3,352
Customer contracts	6 to 7 years	6,933	(2,565)	4,368
Support agreements	5 to 6 years	2,917	(1,561)	1,356
Tradenames/trademarks	1 to 5 years	750	(394)	356
Non-compete agreements	2 years	812	(733)	79

Total		$40,841	$(15,858)	$24,983

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of July 31, 2010
Existing technology	4 years	$9,283	$(5,914)	$3,369
Patents/core technology	4 years	3,046	(1,940)	1,106
Customer contracts	6 to 7 years	5,083	(2,020)	3,063
Support agreements	5 to 6 years	2,717	(1,284)	1,433
Tradenames/trademarks	5 years	600	(284)	316
Non-compete agreements	2 years	712	(712)	—

Total		$21,441	$(12,154)	$9,287

Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of product revenues	$1,524	$771	$2,752	$1,541
Cost of professional services and support revenues	130	135	270	270
Sales and marketing	367	327	682	654

Total amortiztaion expense	$2,021	$1,233	$3,704	$2,465

The estimated future amortization expense of purchased intangible assets as of January 31, 2011 is as follows:

Amount
(in thousands)
Remaining six months of fiscal 2011	$4,111
Years ending July 31,
2012	6,490
2013	4,752
2014	4,049
2015	3,277
Thereafter	1,104

Total	$23,783

4. Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net loss per share:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss	$(2,833)	$(4,427)	$(698)	$(29,103)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	98,795	88,572	97,416	88,030

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(0.01)	$(0.33)

The following outstanding stock options and restricted stock awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Options to purchase common stock	1,987	5,813	1,504	4,454
Restricted stock awards	104	154	530	211
5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of January 31, 2011
Corporate bonds and notes	$33,850	$84	$(7)	$33,927
U.S. government agency securities	70,412	64	(5)	70,471
U.S. treasury bills	29,400	57	—	29,457
Commercial paper	2,445	3	—	2,448
Certificates of deposit	2,260	5	—	2,265

Total short-term investments	$138,367	$213	$(12)	$138,568

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2010
Corporate bonds and notes	$23,802	$69	$(4)	$23,867
U.S. government agency securities	80,683	78	(9)	80,752
U.S. treasury bills	12,816	57	—	12,873
Commercial paper	4,495	—	—	4,495
Certificates of deposit	2,179	1	—	2,180

Total short-term investments	$123,975	$205	$(13)	$124,167

The cost basis and fair value of debt securities by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
As of January 31, 2011
One year or less	$77,624	$77,737
One to two years	60,743	60,831

Total short-term investments	$138,367	$138,568

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the first six months of fiscal 2011 or 2010.
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of January 31, 2011
Corporate bonds and notes	$8,553	$(7)
U.S. government agency securities	6,522	(5)

	$15,075	$(12)

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

As of January 31, 2011, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$33,927		$33,927
U.S. government agency securities	70,471		70,471
U.S. treasury bills	29,457		29,457
Commercial paper	2,448		2,448
Money market funds	10,889	10,889

Total cash equivalents and short-term investments	147,192	$10,889	$136,303

Certificates of deposit	2,265
Cash deposits with third-party financial institutions	38,369

Total cash, cash equivalents and short-term investments	$187,826

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	January 31,	July 31,
	2011	2010
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$54,267	$41,731
Less: Allowance for doubtful accounts	(302)	(462)

Total	$53,965	$41,269

	January 31,	July 31,
	2011	2010
	(in thousands)
Inventory
Raw materials	$189	$294
Finished goods	17,902	14,865

Total	$18,091	$15,159

	January 31,	July 31,
	2011	2010
	(in thousands)
Accrued Liabilities
Compensation and benefits	$17,643	$11,363
Inventory	12,558	9,381
Marketing	5,917	7,176
Contingent rights	7,381	—
Other	8,965	8,538

Total	$52,464	$36,458

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	January 31,	July 31,
	Useful Lives	2011	2010
	(in thousands, except estimated useful lives)

Computer equipment	2 years	$11,503	$7,993
Computer software	2-5 years	4,802	4,558
Machinery and equipment	2 years	11,735	10,441
Furniture and fixtures	5 years	2,889	2,397
Leasehold improvements	2-6 years	2,400	2,174

Total property and equipment, gross		33,329	27,563
Less: Accumulated depreciation and amortization		(20,962)	(17,644)

Total property and equipment, net		$12,367	$9,919

8. Deferred Revenue
Deferred revenue consists of the following:

	January 31,	July 31,
	2011	2010
	(in thousands)

Product	$15,797	$16,087
Professional services and support	31,157	27,298
Ratable product and related services and support	562	37

Total deferred revenue, current	47,516	43,422

Professional services and support, long-term	10,937	10,976
Ratable product and related services and support, long-term	515	—

Total deferred revenue, long-term	11,452	10,976

Total deferred revenue	$58,968	$54,398

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
9. Income Taxes
For the three and six months ended January 31, 2011, the Company generated operating losses. The Company also generated book and taxable income in U.S. and specific foreign jurisdictions for the three and six months ended January 31, 2011, without consideration of windfall tax benefits. For the three and six months ended January 31, 2010, the Company generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.

10. Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,285,534
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(3,324,744)	—
Restricted stock awards cancelled	195,832	—
Options granted	(1,853,890)	1,853,890	21.88	$11.70
Options exercised	—	(3,132,387)	4.20			55,388,318
Options cancelled	408,136	(408,136)	10.18

As of January 31, 2011	741,525	21,953,891	$6.44		5.5	$333,225,492

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options was $5.3 million and $9.7 million for the three and six months ended January 31, 2011, respectively. Stock-based compensation expense recognized for stock options was $4.0 million and $7.2 million for the three and six months ended January 31, 2010, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2010	2,215,932	$9.74
Awards granted	3,324,744	22.28
Awards vested	(620,748)	12.07
Awards cancelled	(195,832)	13.45

As of January 31, 2011	4,724,096	$18.11

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three and six months ended January 31, 2011 was $9.9 million and $15.5 million, respectively. Stock-based compensation expense recognized for restricted stock awards for the three and six months ended January 31, 2010 was $4.1 million and $7.9 million, respectively.
Employee Stock Purchase Plan Activity
Stock-based compensation expense recognized in connection with the ESPP for the three and six months ended January 31, 2011 was $1.5 million and $3.0 million, respectively. Compensation expense recognized in connection with the ESPP for the three and six months ended January 31, 2010 was $0.9 million and $1.7 million, respectively.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Risk-free interest rate	1.5%	1.7%	1.6%	1.8%
Expected term (in years)	4.0	4.3	4.0	4.3
Dividend yield	0	0	0	0
Volatility	71%	71%	70%	71%
Employee Stock Purchase Plan

	Three and six months ended	Three and six months ended
	January 31, 2011	January 31, 2010

Risk-free interest rate	0.2% to 1.0%	0.2% to 1.0%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Dividend yield	0	0
Volatility	41% to 101%	63% to 81%
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its stock options, the post vesting cancellation history of its stock options and the stock options’ contractual terms. The contractual term of stock options granted is generally seven years. The Company computes expected volatility based on its historical volatility and the historical volatility of comparable companies. The Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Compensation Expenses
Total stock-based compensation expense for the three and six months ended January 31, 2011 was $16.7 million and $28.2 million, respectively. Total stock-based compensation expense for the three and six months ended January 31, 2010 was $9.0 million and $16.8 million, respectively. The Company did not capitalize stock-based compensation during the three and six months ended January 31, 2011 and 2010, due to the amount qualifying for capitalization being immaterial.
11. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net loss	$(2,833)	$(4,427)	$(698)	$(29,103)
Change in unrealized gains on short term investments, net of taxes	(55)	(17)	21	10

Total	$(2,888)	$(4,444)	$(677)	$(29,093)

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

The following presents total revenue by geographic region:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$60,387	$38,660	$112,139	$72,276
Europe, Middle East and Africa	15,704	10,036	28,857	17,668
Asia Pacific	15,168	11,326	29,674	23,832
Rest of World	2,599	2,633	6,335	6,475

Total	$93,858	$62,655	$177,005	$120,251

The following table presents significant channel partners as a percentage of total revenues:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

ScanSource, Inc. (Catalyst)	17.1%	13.9%	18.6%	13.6%
Alcatel-Lucent	15.7%	13.3%	13.6%	12.0%
Avnet Logistics U.S. LP	15.7%	16.1%	15.1%	14.1%
13. Commitments and Contingencies
Legal Matters
The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of January 31, 2011 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
During the first quarter of fiscal 2010, the Company entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, the Company agreed to pay Motorola $19.8 million. During the second quarter of fiscal 2010, the Company recorded an additional reserve of $0.5 million related to a legal matter.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)

Six months remaining in fiscal 2011	$1,776
Year ending July 31,
2012	3,447
2013	3,149
2014	2,820
2015	2,809
2016	2,442

Total minimum payments	$16,443

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $23.7 million and $20.3 million in non-cancelable purchase commitments with these providers as of January 31, 2011 and July 31, 2010, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
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
The Company warrants that any media on which its software products are recorded will be free from defects in materials and workmanship under normal use for a period of 90 days from the date the products are delivered to the end customer. In addition, the Company warrants that its hardware products will substantially conform to the Company’s published specifications. Historically, the Company has experienced minimal warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every reporting period and makes adjustments to the liability as necessary.
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2010	$210
Provision	186
Obligations fulfilled during period	(112)

As of January 31, 2011	$284

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2011 and July 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	that, within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners;

•	that international revenues will remain consistent or increase in absolute dollars and remain consistent or decrease as a percentage of total revenues in fiscal 2011 compared to fiscal 2010;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2011 will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2010;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2011 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010;

•	that general and administrative expenses for fiscal 2011 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we may incur additional costs to conform our products to comply with local laws and product specifications, and we plan to continue to hire additional technical support personnel to support our growing international customer base;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,
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
Our products have been sold to over 12,000 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
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
While our revenues have increased over several quarters, economic conditions worldwide have negatively impacted our business. We believe in the long-term growth prospects of the WLAN market, but the deterioration in overall economic conditions and in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to our customers deferring purchases in response to tighter credit, negative financial news and delayed budget approvals. These factors could create significant and increasing uncertainty for the future if they continue to negatively impact technology spending for the products and services we offer, which would have a material adverse effect on our business, operating results and financial condition.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have experienced both longer sales cycles and seasonality, both of which have slowed our revenue growth, we believe that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers in the future.
Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:
•	product orders that have shipped but where the terms of the agreement, typically with our large customers, contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met; and

•	product orders shipped to our VADs and OEMs for which we have not yet received persuasive evidence from the VADs or OEMs of a sale to an end customer.
We typically ship products within a reasonable time period after the receipt of an order.
On November 19, 2010, we entered into an agreement with an Australian-based company, pursuant to which we acquired substantially all of the assets of the Australian-based company. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our value-priced, high performance 802.11n access point and Azalea’s outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a significant majority of our total revenues, which, by itself, negatively impacts our gross margins. Further, we expect that within our indirect channel, sales through our VADs will grow, which will negatively impact our gross margins as VADs experience a larger net effective discount than our other channel partners.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
Our total headcount increased to 924 at January 31, 2011 from 868 at October 31, 2010 and 681 at July 31, 2010. Going forward, we expect to continue to hire employees throughout the company.
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2011, we expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2010.
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues. As a result, these expenses will reduce our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2011, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010.
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our ERP system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and information technology consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2011, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010.
Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars, and in connection with our acquisition of Azalea in September 2010, changes in the fair value of our contingent rights liability. Cash has historically been invested in money market funds and marketable securities.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based on information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets.

Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2010. There were no material changes to our critical accounting policies during the first six months of fiscal 2011 except for the adoption of ASU 2009-13 and ASU 2009-14. In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:
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
We adopted this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to our financial position and results of operations for the first six months of fiscal 2011.
This guidance does not generally change the units of accounting for our revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and our revenue arrangements generally do not include a general right of return relative to delivered products.
The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance.
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
We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was not a material impact during the second quarter or first six months of fiscal 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

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
Support and services offerings consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Professional services are recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Training services are recognized upon delivery of the training.
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

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

Revenues:
Product	84.3%	83.1%	83.8%	82.6%
Professional services and support	15.5%	16.5%	16.0%	17.0%
Ratable product and related professional services and support	0.2%	0.4%	0.2%	0.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	25.7%	28.9%	26.1%	28.7%
Professional services and support	3.8%	3.4%	3.7%	3.5%
Ratable product and related professional services and support	0.0%	0.1%	0.0%	0.2%

Gross margin	70.5%	67.6%	70.2%	67.6%

Operating expenses:
Research and development	23.0%	19.2%	21.9%	19.8%
Sales and marketing	39.4%	42.5%	39.7%	42.7%
General and administrative	10.9%	12.2%	9.8%	12.3%
Litigation reserves	0.0%	0.8%	0.0%	16.8%

Total operating expenses	73.3%	74.7%	71.4%	91.6%

Operating margin	(2.8%)	(7.1%)	(1.2%)	(24.0%)

Other income (expense), net
Interest income	0.3%	0.3%	0.3%	0.3%
Other income (expense), net	(0.1%)	(0.2%)	0.9%	(0.2%)

Income (loss) before income taxes	(2.6%)	(7.0%)	0.0%	(23.9%)

Provision for income taxes	0.4%	0.1%	0.4%	0.3%

Net income (loss)	(3.0%)	(7.1%)	(0.4%)	(24.2%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Total revenues	$93,858	$62,655	$177,005	$120,251

Type of revenues:
Product	79,100	52,078	148,304	99,276
Professional services and support	14,602	10,362	28,402	20,504
Ratable product and related professional services and support	156	215	299	471

Total revenues	$93,858	$62,655	$177,005	$120,251

Revenues by geography:
United States	60,387	38,660	112,139	72,276
Europe, the Middle East and Africa	15,704	10,036	28,857	17,668
Asia Pacific	15,168	11,326	29,674	23,832
Rest of World	2,599	2,633	6,335	6,475

Total revenues	$93,858	$62,655	$177,005	$120,251

During the second quarter of fiscal 2011, total revenues increased 49.8% over the second quarter of fiscal 2010 due to a $31.3 million increase in product and professional services and support revenues. During the first six months of fiscal 2011, total revenues increased 47.2% compared to the first six months of fiscal 2010. The increase in revenues in the second quarter and the first six months of fiscal 2011 was attributable to strong demand across all of our key verticals and major geographies, and the significant growth in our customer base. We added over 1,000 new customers during the second quarter of fiscal 2011 and nearly 2,000 in the first six months of fiscal 2011. Our right-sizing initiative continues to gain momentum as companies move toward a new access network. The rapid proliferation of wi-fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving this trend.
Product revenues increased 51.9% during the first quarter of fiscal 2011 compared to the same period in fiscal 2010, and 49.4% during the first six months of fiscal 2011 compared to the same period in fiscal 2010. Our product revenues were bolstered by an increase in revenue related to our 802.11n access points as new customers are rolling out 802.11n networks almost exclusively. The increase in professional services and support revenues is a result of increased product and first year support sales combined with the renewal of support contracts by existing customers as customers continue to see value in our support services.
Ratable product and related professional services and support revenues decreased in the second quarter and first six months of fiscal 2011 compared to the same periods in fiscal 2010 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. The current balance of ratable deferred revenue, and subsequent ratable revenue, relates entirely to our acquisition of Azalea. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
We derived 93.3% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, during the second quarter of fiscal 2011, and 91.6% of our total revenues from indirect channels during the first six months of fiscal 2011. We generated 90.5% of our total revenues from indirect channels during the second quarter of fiscal 2010, and 90.9% of our total revenues from indirect channels during the first six months of fiscal 2010. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased $9.5 million during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 largely due to strong demand across all of our international markets. During the first six months of fiscal 2011, international revenues increased $16.9 million compared to the first six months of fiscal 2010. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to remain consistent or increase in absolute dollars, and remain consistent or decrease as a percentage of total revenues in fiscal 2011 compared to fiscal 2010.

Cost of Revenues and Gross Margin

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Total revenues	$93,858	$62,655	$177,005	$120,251

Cost of product	24,173	18,103	46,236	34,535
Cost of professional services and support	3,542	2,157	6,448	4,236
Cost of ratable product and related professional services and support	—	68	9	154

Total cost of revenues	27,715	20,328	52,693	38,925

Gross profit	$66,143	$42,327	$124,312	$81,326

Gross margin	70.5%	67.6%	70.2%	67.6%
During the second quarter of fiscal 2011 cost of revenues increased 36.3% compared to the second quarter of fiscal 2010 due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the second quarter of fiscal 2011, payments to Flextronics and Flextronics-related costs constituted more than 70% of our cost of product revenues. In the first six months of fiscal 2011, cost of revenues increased 35.4% compared to the first six months of fiscal 2010.
Cost of professional services and support revenues increased 64.2% during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and 52.2% during the first six months of fiscal 2011 compared to the same period in fiscal 2010. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services. Further, these costs increased due to the acquisition of Azalea in September 2010.
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
Gross margins increased 2.9% during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, and 2.6% in the first six months of fiscal 2011 compared to the first six months of 2010. The increase is due in part to favorable product mix, timing of support renewals and contracts, and channel and geographic mix.
Research and Development Expenses

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and development expenses	$21,608	$12,042	$38,722	$23,838
Percent of total revenues	23.0%	19.2%	21.9%	19.8%
During the second quarter of fiscal 2011, research and development expenses increased 79.4% compared to the second quarter of fiscal 2010, primarily due to an increase of $8.2 million in personnel and related costs, including an increase in stock-based compensation of $3.8 million. We added 167 employees to our research and development team year over year, including 52 employees from our acquisition of Azalea Networks as we continue to invest heavily in product development. Consequently, facilities expenses increased by $0.6 million. Expenses for consulting and outside agencies increased by $0.6 million due to design and compliance work for our 11n access point and controllers. Depreciation expenses increased $0.3 million due to an increase in tooling and equipment used in research and development activities.
During the first six months of fiscal 2011, research and development expenses increased 62.4% compared to the first six months of fiscal 2010, primarily due to an increase of $11.9 million in personnel and related costs, including an increase in stock-based compensation of $5.6 million. The increase is directly related to our increase in headcount. Facilities expenses increased $1.3 million also due to the increase in headcount and the acquisition of Azalea facilities. Expenses for consulting and outside agencies increased by $1.3 million and depreciation expenses increased $0.5 million.

Sales and Marketing Expenses

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Sales and marketing expenses	$36,936	$26,576	$70,350	$51,316
Percent of total revenues	39.4%	42.5%	39.7%	42.7%
Sales and marketing expenses increased 39.0% during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Personnel and related costs increased $7.2 million primarily due to an increase in headcount of 88 new employees, including 6 employees from our Azalea acquisition. An increase in stock-based compensation of $3.1 million contributed to the increase in personnel and related costs. Consequently, facilities expenses increased $0.4 million. Commission expense increased $1.7 million year over year corresponding to the increase in revenue. Marketing expenses increased $0.7 million due to new product launches and user-group conventions we hosted. Recruiting expenses increased $0.2 million and costs for internal demonstration equipment increased $0.2 million, both due to the increase in headcount.
During the first six months of fiscal 2011, sales and marketing expenses increased 37.1% compared to the first six months of fiscal 2010. Personnel and related costs increased $12.5 million primarily due to the increase in headcount. An increase in stock-based compensation of $5.3 million contributed to the increase in personnel and related costs. Consequently, facilities expenses increased $0.7 million. Commission expense increased $3.5 million corresponding to the increase in revenue. Marketing expenses increased $1.5 million due to new product launches and user-group conventions we hosted. Recruiting expenses increased $0.5 million and costs for internal demonstration equipment increased $0.2 million, both due to the increase in headcount.
General and Administrative Expenses

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
General and administrative expenses	$10,183	$7,628	$17,371	$14,760
Percent of total revenues	10.9%	12.2%	9.8%	12.3%
During the first quarter of fiscal 2011, general and administrative increased 33.5% compared to the first quarter of fiscal 2010. Personnel expenses increased $2.0 million due to an increase in headcount of 34 new employees, including 7 employees from our Azalea acquisition. An increase in stock-based compensation of $1.0 million contributed to the increase in personnel and related costs. Consequently, facilities increased by $0.3 million. Fees for accounting services increased $0.2 million primarily due to additional work related to our acquisitions.
General and administrative expenses in the first six months of fiscal 2011 increased 17.7% compared to the same period in fiscal 2010. Personnel expenses increased $2.l million due to the increase in headcount and an increase in stock-based compensation of $0.8 million. Facilities expenses increased $0.4 million also due to the increase in headcount. Fees for accounting services increased $0.3 million and temporary labor expenses increased $0.1 million. These increases were offset by a decrease of $0.4 million in legal fees as we completed the litigation with Motorola in the first quarter of fiscal 2010.
Litigation Reserves
During the first quarter of fiscal 2010, we entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million. During the second quarter of fiscal 2010, we recorded an additional reserve of $0.5 million related to a legal matter. There were no similar transactions in fiscal 2011.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and foreign currency exchange gains and losses.

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income	$240	$187	$474	$398
Other income (expense), net	(61)	(148)	1,583	(244)

Total other income (expense), net	$179	$39	$2,057	$154

Interest income increased slightly during the second quarter and first six months of fiscal 2011 compared to the same periods in fiscal 2010. The increases are primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the second quarter of fiscal 2011 was $143.4 million compared to $113.6 million for the second quarter of fiscal 2010. Our average interest-earning cash and investment balance for the first six months of fiscal 2011 was $141.8 million compared to $106.0 million for the same period in fiscal 2010
Other income (expense), net increased during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to foreign currency gains and losses driven by the remeasurement of foreign currency transactions into U.S. dollars. For the first six months of fiscal 2011, other income (expense), net increased $1.8 million compared to the first six months of fiscal 2010 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea Networks. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion.
Provision for Income Taxes
For the first and second quarter of fiscal 2011 we generated operating income and operating loss, respectively. We also generated book and taxable income in the U.S. and specific foreign jurisdictions for the first and second quarters of fiscal 2011 without consideration of windfall tax benefits. For the first and second quarters of fiscal 2010, we generated consolidated book losses but generated taxable income in most U.S. and foreign jurisdictions.
Liquidity and Capital Resources

	January 31,	July 31,
	2011	2010
	(in thousands)
Working capital	$160,555	$133,927
Cash and cash equivalents	49,258	31,254
Short-term investments	$138,568	$124,167

	Six months ended Janaury 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$25,531	$4,508
Cash used in investing activities	(23,898)	(11,530)
Cash provided by financing activities	$16,369	$4,135
Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, commercial paper and other money market securities. Cash, cash equivalents and short-term investments increased $32.4 million during the first six months of fiscal 2011 from $155.4 million as of July 31, 2010 to $187.8 million as of January 31, 2011.
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
Cash provided by operating activities increased $21.0 million during the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to increases in deferred revenue and other accrued liabilities, an increase in the amount of non-cash adjustments relating to stock-based compensation and depreciation and amortization, and write-downs for excess and obsolete inventory. Cash provided by operating activities was offset by increases in accounts receivable, inventory, and the non-cash adjustment for the change in the carrying value of our contingent liability resulting from the Azalea Networks acquisition.
Cash Flows from Investing Activities
Cash used in investing activities during the first six months of fiscal 2011 increased $12.4 million compared to the first six months of fiscal 2010. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $4.3 million during the first six months of fiscal 2011. Further, we completed two acquisitions during the first six months of fiscal 2011 for a total of $4.3 million in cash, net of cash received. See Note 2 of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities
Cash provided by financing activities increased $12.2 million in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially year over year primarily due to increased exercises of stock options by our employees as a result of the increase in our stock price, and the increase in the amount of contributions to our Employee Stock Purchase Plan.
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
Contractual Obligations
The following is a summary of our contractual obligations:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$16,443	$3,507	$6,265	$5,440	$1,231
Non-cancellable inventory purchase commitments (1)	23,734	23,734	—	—	—

Total contractual obligations	$40,177	$27,241	$6,265	$5,440	$1,231

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $187.8 million and $155.4 million at January 31, 2011 and July 31, 2010, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in fiscal 2010, our interest income on cash, cash equivalents and short-term investments would have declined less than $0.1 million assuming consistent investment levels.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
While we have seen improvements in the overall macroeconomic environment and our revenues have increased, economic conditions worldwide have negatively impacted our business in our recent history. We believe in the long-term growth prospects of the WLAN market, but the deterioration in overall economic conditions and, in particular, tightening in the credit markets and reduced spending by both enterprises and consumers have significantly impacted various industries on which we rely for purchasing our products. This has led to reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products, increased competition, and the deferral or delay of reviews by end user customers of their existing infrastructure that could have otherwise driven demand for our products. These factors have impacted our operating results and could create uncertainty for the future. For example, as the U.S. and global economies weakened, in the second and third quarters of fiscal 2009, our total revenues decreased sequentially over the same period. In addition, our business depends on the overall demand for IT and on the economic health of our current and prospective customers. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced.

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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2010 and 2011.

Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not achieve or sustain profitability in the future.
We have a history of losses and only achieved profitability during the fourth quarter of fiscal 2010 and first quarter of fiscal 2011. We experienced net losses of $2.8 million and $0.7 million for the second quarter and first six months of fiscal 2011, respectively. We experienced net losses of $4.4 million and $29.1 million for the second quarter and first six months of fiscal 2010, respectively. As of January 31, 2011 and July 31, 2010, our accumulated deficit was $176.3 million and $175.6 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Over the last year, we have experienced longer sales cycles in connection with customers evaluating our 802.11n solution and in light of general economic conditions in certain verticals. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Specifically, we view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 93.3% and 91.6% for the three and six months ended January 31, 2011, respectively. The percentage of our total revenues fulfilled from sales through our indirect channel was 90.5% and 90.9% for the three and six months ended January 31, 2010, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Three of our channel partners accounted for more than 10% of total revenues for the second quarter of fiscal 2011. The table below represents the percentage of total revenues from our top channel partners:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010

ScanSource, Inc. (Catalyst)	17.1%	13.9%	18.6%	13.6%
Alcatel-Lucent	15.7%	13.3%	13.6%	12.0%
Avnet Logistics U.S. LP	15.7%	16.1%	15.1%	14.1%
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of January 31, 2011, three of our channel partners individually accounted for more than 10% of accounts receivable. ScanSource, Inc. (“Catalyst”) accounted for 16.1%, Avnet Logistics U.S. LP (“Avnet”) accounted for 15.7% and Alcatel-Lucent accounted for 11.7% of total accounts receivable. As of July 31, 2010, Catalyst accounted for 31.6% and Avnet accounted for 18.2% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.

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
We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering and order management efforts are currently handled by personnel located in India and China, and we expect to expand our offshore development efforts within India and China and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:
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
Our acquisitions have resulted in total goodwill of $33.1 million and intangible assets of $25.0 million as of January 31, 2011. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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
Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. We recently announced that we have initiated a search for a new Chief Financial Officer following the announcement by Steffan Tomlinson, our current Chief Financial Officer, that he is resigning effective March 2011 to take a position in venture capital. If we fail to identify, recruit and integrate a new Chief Financial Officer, or any other executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.
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
As of January 31, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 10.5% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
The Sarbanes-Oxley Act of 2002 and the Dodd-Frank Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market, have imposed various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
In addition, the Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the year ended July 31, 2010, filed on September 24, 2010, that our internal control over financial reporting was effective as of July 31, 2010, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
On November 19, 2010, the Company entered into an agreement with an Australian-based company, pursuant to which Aruba acquired substantially all of the assets of the Australian-based company and its U.S. affiliate. The acquisition subsequently closed on December 3, 2010. Pursuant to the acquisition agreement, at the closing, the Company issued 86,852 shares of its common stock into an escrow fund for the benefit of four trusts of the founders of the Australian-based company (the “Founder Trusts”). The issuance of such common stock by the Company is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D and/or Section 4(2) promulgated thereunder, on the basis that, among other factors: (1) there was no general solicitation or advertising in connection with the issuance of the shares; (2) the Company determined that each of the Founder Trusts had enough knowledge and experience to evaluate the risks and merits of the investment; (3) each of the Founder Trusts represented that it was acquiring the shares for its own account and not with a view towards distribution; and (4) the shares carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption from registration is available.
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

10.1	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on December 23, 2010)

10.2	†	Distribution Agreement, dated as of June 4, 2007, between the Registrant and ScanSource, Inc.

10.3	†	Distributor Agreement, dated as of June 15, 2007, between the Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)

10.4	†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between the Registrant and Avnet Logistics U.S., LP

10.5	†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between the Registrant and Avnet Logistics U.S., LP

10.6		Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between the Registrant and Avnet Logistics, Inc.

10.7	†	Manufacturing Agreement, dated as of November 1, 2008, between the Registrant and SerComm Corporation

10.8	†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between the Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for portions of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 11, 2011

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr Dominic P. Orr
President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Dated: March 11, 2011

ARUBA NETWORKS, INC.

By:	/s/ Steffan Tomlinson Steffan Tomlinson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on December 23, 2010)

10.2	†	Distribution Agreement, dated as of June 4, 2007, between the Registrant and ScanSource, Inc.

10.3	†	Distributor Agreement, dated as of June 15, 2007, between the Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)

10.4	†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between the Registrant and Avnet Logistics U.S., LP

10.5	†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between the Registrant and Avnet Logistics U.S., LP

10.6		Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between the Registrant and Avnet Logistics, Inc.

10.7	†	Manufacturing Agreement, dated as of November 1, 2008, between the Registrant and SerComm Corporation

10.8	†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between the Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.CAL		XBRL Taxonomy Calculation Linkbase Document

101.LAB		XBRL Taxonomy Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement

†	Confidential treatment has been requested for portions of this exhibit