Form 10-Q
period 2011-04-30
ARUBA NETWORKS, INC.
filed 2011-06-07
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 31, 2011 was 104,079,974.

ARUBA NETWORKS, INC.
INDEX

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	July 31,
	2011	2010
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$77,245	$31,254
Short-term investments	133,553	124,167
Accounts receivable, net	67,464	41,269
Inventory	20,685	15,159
Deferred costs	6,703	5,451
Prepaids and other	4,311	5,108

Total current assets	309,961	222,408

Property and equipment, net	12,530	9,919
Goodwill	33,143	7,656
Intangible assets, net	22,915	9,287
Other assets	2,140	1,437

Total assets	$380,689	$250,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,486	$8,082
Accrued liabilities	48,840	36,458
Income taxes payable	819	519
Deferred revenue, current	49,848	43,422

Total current liabilities	109,993	88,481

Deferred revenue, long-term	12,340	10,976
Other long-term liabilities	750	595

Total liabilities	123,083	100,052

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2011 and July 31, 2010, respectively; 103,819 and 93,606 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	10	9
Additional paid-in capital	430,564	326,178
Accumulated other comprehensive income	159	98
Accumulated deficit	(173,127)	(175,630)

Total stockholders’ equity	257,606	150,655

Total liabilities and stockholders’ equity	$380,689	$250,707

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Product	$89,415	$56,634	$237,719	$155,909
Professional services and support	16,186	12,167	44,588	32,672
Ratable product and related professional services and support	150	156	449	627

Total revenues	105,751	68,957	282,756	189,208

Cost of revenues
Product	29,964	19,911	76,199	54,446
Professional services and support	4,167	2,201	10,615	6,437
Ratable product and related professional services and support	—	46	10	199

Total cost of revenues	34,131	22,158	86,824	61,082

Gross profit	71,620	46,799	195,932	128,126

Operating expenses
Research and development	22,799	13,874	61,521	37,713
Sales and marketing	40,916	27,697	111,266	79,013
General and administrative	10,319	8,840	27,690	23,600
Litigation reserves	—	1,650	—	21,900

Total operating expenses	74,034	52,061	200,477	162,226

Operating loss	(2,414)	(5,262)	(4,545)	(34,100)

Other income (expense), net
Interest income	284	218	758	616
Other income (expense), net	5,608	(189)	7,191	(432)

Total other income (expense), net	5,892	29	7,949	184

Income (loss) before provision for income taxes	3,478	(5,233)	3,404	(33,916)

Provision for income taxes	277	85	901	504

Net income (loss)	$3,201	$(5,318)	$2,503	$(34,420)

Shares used in computing net income (loss) per common share-basic	102,055	90,874	98,962	88,978

Net income (loss) per common share-basic	$0.03	$(0.06)	$0.03	$(0.39)

Shares used in computing net income (loss) per common share-diluted	119,367	90,874	116,289	88,978

Net income (loss) per common share-diluted	$0.03	$(0.06)	$0.02	$(0.39)

Stock-based compensation expense included in above:
Cost of revenues	$988	$382	$2,401	$1,011
Research and development	6,731	3,139	16,585	7,864
Sales and marketing	6,614	2,710	17,868	7,774
General and administrative	$3,262	$3,711	$8,974	$10,116
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$2,503	$(34,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,963	7,493
Provision for doubtful accounts	4	259
Write downs for excess and obsolete inventory	2,445	1,476
Stock-based compensation expense	45,828	26,765
Accretion of purchase discounts on short-term investments	997	482
Loss/ (gain) on disposal of fixed assets	(6)	19
Change in carrying value of contingent rights liability	(7,991)	—
Excess tax benefit associated with stock-based compensation	(15)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,674)	1,523
Inventory	(7,211)	(9,123)
Prepaids and other	(873)	(1,147)
Deferred costs	(1,252)	(960)
Other assets	(426)	107
Accounts payable	(1,099)	4,145
Deferred revenue	6,451	6,555
Other current and noncurrent liabilities	8,009	12,493
Income taxes payable	138	(220)

Net cash provided by operating activities	34,791	15,447

Cash flows from investing activities
Purchases of short-term investments	(81,511)	(79,766)
Proceeds from sales of short-term investments	19,876	3,001
Proceeds from maturities of short-term investments	51,030	42,965
Purchases of property and equipment	(5,776)	(3,378)
Proceeds from sale of property and equipment	14	23
Cash paid in purchase acquisitions, net of cash acquired	(4,303)	—

Net cash used in investing activities	(20,670)	(37,155)

Cash flows from financing activities
Proceeds from issuance of common stock	31,856	9,957
Repurchases of unvested common stock	—	(36)
Excess tax benefit associated with stock-based compensation	15	—

Net cash provided by financing activities	31,871	9,921

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)

Net increase (decrease) in cash and cash equivalents	45,991	(11,788)

Cash and cash equivalents, beginning of period	31,254	41,298

Cash and cash equivalents, end of period	$77,245	$29,510

Supplemental disclosure of cash flow information
Income taxes paid	$781	$768

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$30,691	$—
Contingent rights issued for purchase acquisition	$9,486	$—
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited consolidated financial statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2010 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2011, its results of operations for the three and nine months ended April 30, 2011 and 2010, and its cash flows for the nine months ended April 30, 2011 and 2010. The results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2011.
Other than the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, there have been no significant changes in the Company’s accounting policies during the three and nine months ended April 30, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010.
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
The Company adopted this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations in the three and nine months ended April 30, 2011.
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
The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance.
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
The Company regularly reviews VSOE and ESP and maintains internal controls over the establishment and updates of these estimates. There was not a material impact during the third quarter or first nine months of fiscal 2011, nor does the Company currently expect a material impact in the near term from changes in VSOE or ESP.
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
The purchase price consisted of the following (in thousands, except share and per share data):

Stock (1,524,517 shares at $18.82 per share)	$28,691
Cash	1,808
Contingent rights	9,486
Advance on purchase price	2,000

Total consideration	$41,985

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
Contingent Rights Liability
Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period begins August 1, 2011 and ends on December 31, 2011. For shares held in escrow, the payment period begins April 2, 2012 and ends on May 1, 2012. The rights are subject to forfeiture in certain circumstances.
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
The change in fair value from the acquisition date to April 30, 2011 was primarily driven by an increase in the Company’s stock price and the approaching settlement date. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, the maximum contingent rights liability will be no more than $13.5 million as defined in the acquisition agreement.
The following table represents the change in the contingent rights liability:

Level 3
Amount
(in thousands)
Balance as of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(7,991)

Balance as of April 30, 2011	$1,495

On November 19, 2010, the Company entered into an agreement with an Australian-based company, pursuant to which Aruba acquired substantially all of the assets of the Australian-based company. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.
3. Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2010	$7,656
Goodwill acquired in acquisition	25,487

As of April 30, 2011	$33,143

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of April 30, 2011
Existing technology	4 to 5 years	$22,383	$(9,363)	$13,020
In-process research and development	NA	1,200	—	1,200
Patents/core technology	4 to 6 years	5,846	(2,801)	3,045
Customer contracts	6 to 7 years	6,933	(2,850)	4,083
Support agreements	5 to 6 years	2,917	(1,705)	1,212
Tradenames/trademarks	1 to 5 years	750	(461)	289
Non-compete agreements	2 years	812	(746)	66

Total		$40,841	$(17,926)	$22,915

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of July 31, 2010
Existing technology	4 years	$9,283	$(5,914)	$3,369
Patents/core technology	4 years	3,046	(1,940)	1,106
Customer contracts	6 to 7 years	5,083	(2,020)	3,063
Support agreements	5 to 6 years	2,717	(1,284)	1,433
Tradenames/trademarks	5 years	600	(284)	316
Non-compete agreements	2 years	712	(712)	—

Total		$21,441	$(12,154)	$9,287

Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of product revenues	$1,558	$770	$4,310	$2,312
Cost of professional services and support revenues	135	135	405	405
Sales and marketing	375	288	1,057	942

Total amortization expense	$2,068	$1,193	$5,772	$3,659

The estimated future amortization expense of purchased intangible assets as of April 30, 2011 is as follows:

Amount
(in thousands)
Remaining three months of fiscal 2011	$2,043
Years ending July 31,
2012	6,490
2013	4,753
2014	4,049
2015	3,276
Thereafter	1,104

Total	$21,715

4. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net income (loss) per share:

	Three months ended	Nine months ended
	April 30, 2011	April 30, 2011
	(in thousands, except per share data)

Net income	$3,201	$2,503

Weighted-average common shares outstanding-basic	102,055	98,962
Dilutive effect of employee stock plans	17,312	17,327

Weighted-average common shares outstanding-diluted	119,367	116,289

Net income per share-basic	$0.03	$0.03

Net income per share-diluted	$0.03	$0.02

	Three months ended	Nine months ended
	April 30, 2010	April 30, 2010
	(in thousands, except per share data)

Net loss	$(5,318)	$(34,420)

Weighted-average common shares outstanding net of weighted-average common shares subject to repurchase	90,874	88,978

Net loss per share-basic and diluted	$(0.06)	$(0.39)

The following outstanding stock options and restricted stock awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Options to purchase common stock	1,672	4,010	1,250	5,302
Restricted stock awards	82	170	268	165
5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of April 30, 2011
Corporate bonds and notes	$35,839	$134	$—	$35,973
U.S. government agency securities	55,032	46	—	55,078
U.S. treasury bills	35,453	77	—	35,530
Commercial paper	2,449	1	—	2,450
Certificates of deposit	4,517	5	—	4,522

Total short-term investments	$133,290	$263	$—	$133,553

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2010
Corporate bonds and notes	$23,802	$69	$(4)	$23,867
U.S. government agency securities	80,683	78	(9)	80,752
U.S. treasury bills	12,816	57	—	12,873
Commercial paper	4,495	—	—	4,495
Certificates of deposit	2,179	1	—	2,180

Total short-term investments	$123,975	$205	$(13)	$124,167

The cost basis and fair value of debt securities by contractual maturity, are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
As of April 30, 2011
One year or less	$60,668	$60,777
One to two years	72,622	72,776

Total short-term investments	$133,290	$133,553

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during the third quarter or first nine months of fiscal 2011 or 2010.
There were no securities in an unrealized loss position as of April 30, 2011.
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
As of April 30, 2011, the fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
Corporate bonds and notes	$35,973		$35,973
U.S. government agency securities	55,078		55,078
U.S. treasury bills	35,530		35,530
Commercial paper	2,450		2,450
Money market funds	16,193	16,193

Total cash equivalents and short-term investments	145,224	$16,193	$129,031

Certificates of deposit	4,522
Cash deposits with third-party financial institutions	61,052

Total cash, cash equivalents and short-term investments	$210,798

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	April 30,	July 31,
	2011	2010
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$67,758	$41,731
Less: Allowance for doubtful accounts	(294)	(462)

Total	$67,464	$41,269

	April 30,	July 31,
	2011	2010
	(in thousands)
Inventory
Raw materials	$230	$294
Finished goods	20,455	14,865

Total	$20,685	$15,159

	April 30,	July 31,
	2011	2010
	(in thousands)
Accrued Liabilities
Compensation and benefits	$15,985	$11,363
Inventory	13,564	9,381
Marketing	10,590	7,176
Contingent rights	1,495	—
Other	7,206	8,538

Total	$48,840	$36,458

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	April 30,	July 31,
	Useful Lives	2011	2010
	(in thousands, except estimated useful lives)

Computer equipment	2 years	$11,172	$7,993
Computer software	2 to 5 years	5,450	4,558
Machinery and equipment	2 years	13,241	10,441
Furniture and fixtures	5 years	2,926	2,397
Leasehold improvements	2 to 6 years	2,417	2,174

Total property and equipment, gross		35,206	27,563
Less: Accumulated depreciation and amortization		(22,676)	(17,644)

Total property and equipment, net		$12,530	$9,919

8. Deferred Revenue
Deferred revenue consists of the following:

	April 30,	July 31,
	2011	2010
	(in thousands)

Product	$15,741	$16,087
Professional services and support	33,570	27,298
Ratable product and related services and support	537	37

Total deferred revenue, current	49,848	43,422

Professional services and support, long-term	11,949	10,976
Ratable product and related services and support, long-term	391	—

Total deferred revenue, long-term	12,340	10,976

Total deferred revenue	$62,188	$54,398

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
Deferred ratable product and related services and support revenue consists of revenue on transactions where VSOE of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to three years. The increase in ratable product and related services and support is due to the acquisition of Azalea.
9. Income Taxes
For the three and nine months ended April 30, 2011, the Company generated operating losses. The Company also generated book and taxable income in certain U.S. state and specific foreign jurisdictions for the three and nine months ended April 30, 2011, without consideration of windfall tax benefits. For the three and nine months ended April 30, 2010, the Company generated consolidated book income and taxable income in certain U.S. state and foreign jurisdictions.
The Company has maintained a valuation allowance fully offsetting its gross deferred tax assets in accordance with the provisions of ASC 740, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets. The valuation allowance is reviewed quarterly and is maintained until management determines there is sufficient positive evidence such that it is more likely than not that its deferred tax assets will be realized to support a reversal. In determining net deferred tax assets and valuation allowances, management is required to make judgments and estimates related to projections of profitability, the timing and extent of the utilization of net operating loss carryforwards, applicable tax rates, transfer pricing methodologies and tax planning strategies. Any release of the valuation allowance will be recorded as a tax benefit increasing net income, an adjustment to acquisition intangibles, or an adjustment to additional paid-in capital. The Company believes it may release a portion of this valuation allowance during fiscal year 2012, although the exact timing is subject to change based on the level of profitability for the remainder of fiscal year 2011, management’s visibility into future period results, and the implementation of certain tax strategies. Any valuation allowance release will not affect the amount of cash paid for income taxes.

10. Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,285,534
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(3,908,215)	—
Restricted stock awards forfeited	273,871	—
Options granted	(1,853,890)	1,853,890	21.88	$11.70
Options exercised	—	(5,523,623)	4.52			116,601,565
Options cancelled	740,920	(740,920)	9.26

As of April 30, 2011	568,877	19,229,871	$6.60		5.2	$563,779,336

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise. Stock-based compensation expense recognized for stock options for the three and nine months ended April 30, 2011 was $4.7 million and $14.4 million, respectively. Stock-based compensation expense recognized for stock options for the three and nine months ended April 30, 2010 was $4.6 million and $11.8 million, respectively.
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2010	2,215,932	$9.74
Awards granted	3,908,215	23.61
Awards vested	(1,030,119)	14.30
Awards forfeited	(273,871)	15.37

As of April 30, 2011	4,820,157	$19.69

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. Stock-based compensation expense recognized for restricted stock awards for the three and nine months ended April 30, 2011 was $11.6 million and $27.1 million, respectively. Stock-based compensation expense recognized for restricted stock awards for the three and nine months ended April 30, 2010 was $4.2 million and $12.2 million, respectively.
Employee Stock Purchase Plan Activity
During the three months ended April 30, 2011, 1,056,930 shares of the Company’s stock were purchased under its Employees Stock Purchase Plan (“ESPP”) at an average price per share of $3.68. The Company also modified the terms of certain existing awards under its ESPP as a result of employees who previously participated in ESPP and subsequently elected to increase their contribution. Consequently, the Company will recognize $0.4 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.1 million in incremental stock-based compensation expense arising from the award modification for the three months ended April 30, 2011.
Stock-based compensation expense recognized in connection with the ESPP for the three and nine months ended April 30, 2011 was $1.3 million and $4.3 million, respectively. Compensation expense recognized in connection with the ESPP for the three and nine months ended April 30, 2010 was $1.1 million and $2.8 million, respectively.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Risk-free interest rate	—	1.9%	1.6%	1.8%
Expected term (in years)	—	4.3	4.0	4.3
Dividend yield	—	0	0	0
Volatility	—	71%	71%	71%
There were no stock options granted during the three months ended April 30, 2011.
Employee Stock Purchase Plan

	Three and nine months ended	Three and nine months ended
	April 30, 2011	April 30, 2010

Risk-free interest rate	0.2% to 0.7%	0.2% to 0.8%
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Dividend yield	0	0
Volatility	50% to 56%	43% to 81%
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its stock options, the post vesting cancellation history of its stock options and the stock options’ contractual terms. The contractual term of stock options granted is generally seven years. Prior to the third quarter of fiscal 2011, the Company computed expected volatility based on its historical volatility and the historical volatility of comparable companies. Beginning in March 2011, the Company computes expected volatility solely based on its own historical volatility. The Company made an estimate of expected forfeitures, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Compensation Expenses
Total stock-based compensation expense for the three and nine months ended April 30, 2011 was $17.6 million and $45.8 million, respectively. Total stock-based compensation expense for the three and nine months ended April 30, 2010 was $9.9 million and $26.8 million, respectively. The Company did not capitalize stock-based compensation during the three and nine months ended April 30, 2011 and 2010, due to the amount qualifying for capitalization being immaterial.
11. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$3,201	$(5,318)	$2,503	$(34,420)
Change in unrealized gains on short term investments, net of taxes	39	(111)	60	(101)

Total	$3,240	$(5,429)	$2,563	$(34,521)

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

The following presents total revenue by geographic region:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
United States	$62,238	$40,275	$174,377	$112,552
Europe, Middle East and Africa	18,527	10,307	47,384	27,974
Asia Pacific	21,592	15,940	51,267	39,772
Rest of World	3,394	2,435	9,728	8,910

Total	$105,751	$68,957	$282,756	$189,208

The following table presents significant channel partners as a percentage of total revenues:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
ScanSource, Inc. (Catalyst)	17.7%	16.8%	18.3%	14.8%
Avnet Logistics U.S. LP	15.2%	16.1%	15.1%	14.8%
Alcatel-Lucent	15.1%	10.3%	14.2%	11.4%
13. Commitments and Contingencies
Legal Matters
The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of April 30, 2011 that, in the opinion of management, might have a material adverse effect on the Company’s financial position, results of operations or cash flows.
During the first quarter of fiscal 2010, the Company entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, the Company agreed to pay Motorola $19.8 million.
During the second and third quarters of fiscal 2010, the Company recorded additional reserves of $0.5  million and $1.7 million, respectively, related to a legal matters.
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
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)

Three months remaining in fiscal 2011	$979
Year ending July 31,
2012	4,452
2013	4,143
2014	3,862
2015	3,891
2016	3,336

Total minimum payments	$20,663

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with its contract manufacturers and other suppliers. The Company had $25.0 million and $20.3 million in non-cancelable purchase commitments with these providers as of April 30, 2011 and July 31, 2010, respectively. The Company expects to sell all products that it has committed to purchase from these providers.
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
The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2010	$210
Provision	298
Obligations fulfilled during period	(182)

As of April 30, 2011	$326

Indemnifications
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for any expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification agreements are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to any indemnification obligation. The Company is unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2011 and July 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that our product offerings, in particular our products that incorporate 802.11n wireless LAN standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	that, within our indirect channel, sales through our VADs and OEMs will grow, which will negatively impact our gross margins as VADs and OEMs experience a larger net effective discount than our other channel partners;

•	that international revenues will increase in absolute dollars and remain consistent as a percentage of total revenues in fiscal 2011 compared to fiscal 2010;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2011 will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2010;

•	regarding continued momentum in our right-sizing initiative;

•	that sales and marketing expenses for fiscal 2011 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010;

•	that general and administrative expenses for fiscal 2011 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2010;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we may incur additional costs to conform our products to comply with local laws and product specifications, and we plan to continue to hire additional personnel to support our growing international customer base;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations; and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners, as well as other statements regarding our future operations, financial condition, prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

Our product portfolio encompasses: industry-leading high-speed 802.11a/b/g/n WLANs, Virtual Branching Networking solutions for branch offices and teleworkers, network operations tools, including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite for managing wired, wireless, and mobile device networks. During the third quarter of fiscal 2011, we introduced our new Mobile Virtual Enterprise, or MOVE, architecture. Aruba MOVE architecture integrates wireless, wired and remote silos into one cohesive access solution enabled by cloud based mobility services. Access privileges are context aware, meaning they are based on user, device, application and location, and this dictates the type of network resources each person is entitled to access. These products are key to our rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.
Our products have been sold to over 14,000 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
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
On November 19, 2010, we entered into an agreement with an Australian-based company, pursuant to which we acquired substantially all of its assets. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.
On September 2, 2010, we completed our acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million which included common stock, cash, and contingent rights. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China that will complement our existing research and development centers. As part of the acquisition, we recorded $5.5 million of tangible assets, $17.0 million of intangible assets and $24.8 million of goodwill. We recorded a liability for the estimated fair value of the contingent rights which was based on significant inputs not observed in the market and thus represents a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Gains and losses on the remeasurement of the liability are included in other income (expense), net.

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
We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent as a percentage of total revenues in fiscal 2011 compared to fiscal 2010. For more information about our international revenues, see Note 12 of the Notes to Consolidated Financial Statements.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as Aruba MOVE architecture and our outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a significant majority of our total revenues, which, by itself, negatively impacts our gross margins. Further, we expect that within our indirect channel, sales through our VADs and OEMs will grow, which will negatively impact our gross margins as VADs and OEMs experience a larger net effective discount than our other channel partners.
Operating Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees.
Our total headcount increased to 1,009 at April 30, 2011, from 924 at January 31, 2011, 868 at October 31, 2010 and 681 at July 31, 2010. Going forward, we expect to continue to hire employees throughout the company.
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

Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2010. There were no material changes to our critical accounting policies during the first nine months of fiscal 2011 except for the adoption of ASU 2009-13 and ASU 2009-14. In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:
(i)	provide updated guidance on how the elements in a multiple-element arrangement should be separated, and how the consideration should be allocated;

(ii)	require an entity to allocate revenue amongst the elements in an arrangement using estimated selling price if a vendor does not have VSOE of the selling price or third-party evidence of the selling price; and

(iii)	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.
We adopted this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to our financial position and results of operations for the first nine months of fiscal 2011.
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
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on our hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. Sales of stand-alone software continue to be subject to the industry-specific software revenue recognition guidance.
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

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was not a material impact during the third quarter or first nine months of fiscal 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.
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

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

Revenues:
Product	84.6%	82.1%	84.1%	82.4%
Professional services and support	15.3%	17.7%	15.8%	17.3%
Ratable product and related professional services and support	0.1%	0.2%	0.1%	0.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Product	28.3%	28.8%	26.9%	28.8%
Professional services and support	4.0%	3.2%	3.8%	3.4%
Ratable product and related professional services and support	0.0%	0.1%	0.0%	0.1%

Gross margin	67.7%	67.9%	69.3%	67.7%

Operating expenses:
Research and development	21.5%	20.1%	21.8%	19.9%
Sales and marketing	38.7%	40.2%	39.3%	41.8%
General and administrative	9.8%	12.8%	9.8%	12.4%
Litigation reserves	0.0%	2.4%	0.0%	11.6%

Total operating expenses	70.0%	75.5%	70.9%	85.7%

Operating margin	(2.3%)	(7.6%)	(1.6%)	(18.0%)

Other income (expense), net
Interest income	0.3%	0.3%	0.3%	0.3%
Other income (expense), net	5.3%	(0.3%)	2.5%	(0.2%)

Income (loss) before income taxes	3.3%	(7.6%)	1.2%	(17.9%)

Provision for income taxes	0.3%	0.1%	0.3%	0.3%

Net income (loss)	3.0%	(7.7%)	0.9%	(18.2%)

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Total revenues	$105,751	$68,957	$282,756	$189,208

Type of revenues:
Product	89,415	56,634	237,719	155,909
Professional services and support	16,186	12,167	44,588	32,672
Ratable product and related professional services and support	150	156	449	627

Total revenues	$105,751	$68,957	$282,756	$189,208

Revenues by geography:
United States	62,238	40,275	174,377	112,552
Europe, the Middle East and Africa	18,527	10,307	47,384	27,974
Asia Pacific	21,592	15,940	51,267	39,772
Rest of World	3,394	2,435	9,728	8,910

Total revenues	$105,751	$68,957	$282,756	$189,208

During the third quarter of fiscal 2011, total revenues increased $36.8 million or 53.4% over the third quarter of fiscal 2010. During the first nine months of fiscal 2011, total revenues increased $93.5 million or 49.4% compared to the first nine months of fiscal 2010. The increase in revenues in the third quarter and the first nine months of fiscal 2011 compared to the same periods in fiscal 2010 was attributable to broad-based demand across all of our major geographies and verticals, and the significant growth in our customer base. We added over 1,200 new customers during the third quarter of fiscal 2011 and over 3,000 new customers in the first nine months of fiscal 2011. Our right-sizing initiative continues to gain momentum as companies move toward a new access network. The rapid proliferation of wi-fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving this trend.
Product revenues increased 57.9% during the third quarter of fiscal 2011 compared to the same period in fiscal 2010, and 52.5% during the first nine months of fiscal 2011 compared to the same period in fiscal 2010. Our product revenues were bolstered by an increase in revenue related to our 802.11n access points with new customers almost exclusively choosing to roll out 802.11n networks. The increase in professional services and support revenues is a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.
Ratable product and related professional services and support revenues decreased in the third quarter and first nine months of fiscal 2011 compared to the same periods in fiscal 2010 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. The current balance of ratable deferred revenue, and subsequent ratable revenue, relates entirely to our acquisition of Azalea. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
We derived 94.5% of our total revenues from indirect channels, which consist of VADs, VARs and OEMs, during the third quarter of fiscal 2011, and 92.7% of our total revenues from indirect channels during the first nine months of fiscal 2011. For fiscal 2010, we generated 94.9% of our total revenues from indirect channels during the third quarter, and 92.4% of our total revenues from indirect channels during the first nine months. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased $14.8 million during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 largely due to strong demand across all of our international markets. During the first nine months of fiscal 2011, international revenues increased $31.7 million compared to the first nine months of fiscal 2010. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent as a percentage of total revenues in fiscal 2011 compared to fiscal 2010.
Cost of Revenues and Gross Margin

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Total revenues	$105,751	$68,957	$282,756	$189,208

Cost of product	29,964	19,911	76,199	54,446
Cost of professional services and support	4,167	2,201	10,615	6,437
Cost of ratable product and related professional services and support	—	46	10	199

Total cost of revenues	34,131	22,158	86,824	61,082

Gross profit	$71,620	$46,799	$195,932	$128,126

Gross margin	67.7%	67.9%	69.3%	67.7%
During the third quarter of fiscal 2011 cost of revenues increased 54.0% compared to the third quarter of fiscal 2010 primarily due to the corresponding increase in our product revenue. In the first nine months of fiscal 2011, cost of revenues increased 42.1% compared to the first nine months of fiscal 2010. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For the third quarter and first nine months of fiscal 2011, payments to Flextronics and Flextronics-related costs constituted more than 70% of our cost of product revenues.
Cost of professional services and support revenues increased 89.3% during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, and 64.9% during the first nine months of fiscal 2011 compared to the same period in fiscal 2010. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services. Further, these costs increased due to the acquisition of Azalea in September 2010.
Cost of ratable product and related professional services and support revenues decreased during these periods consistent with the decrease in ratable product and related professional services and support revenues.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base which would increase our cost of professional services and support.
Gross margins decreased 0.2% during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. This decrease is primarily due to the increase in our international revenues and the lower margin-profile associated with that revenue. During the first nine months of fiscal 2011, gross margin increased 1.6% compared to the first nine months of 2010. The increase is due in part to favorable product mix, timing of support renewals and contracts, and channel mix.
Research and Development Expenses

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Research and development expenses	$22,799	$13,874	$61,521	$37,713
Percent of total revenues	21.5%	20.1%	21.8%	19.9%
During the third quarter of fiscal 2011, research and development expenses increased 64.3% compared to the third quarter of fiscal 2010, primarily due to an increase of $7.7 million in personnel and related costs, including an increase in stock-based compensation of $3.8 million. We added 184 employees to our research and development team year over year, including 52 employees from our acquisition of Azalea Networks in September 2010, as we continue to invest heavily in product development. Facilities expenses increased $0.4 million and recruiting expenses increased $0.3 million due to the increase in headcount. Depreciation expenses increased $0.2 million due to an increase in tooling and equipment used in research and development activities.
During the first nine months of fiscal 2011, research and development expenses increased 63.1% compared to the first nine months of fiscal 2010, primarily due to an increase of $20.2 million in personnel and related costs, including an increase in stock-based compensation of $9.4 million. The increase is directly related to our increase in headcount. Facilities expenses increased $1.1 million also due to the increase in headcount and the acquisition of Azalea facilities. Expenses for consulting and outside agencies increased by $1.3 million. Depreciation expenses increased $0.8 million and software and hardware maintenance fees increased $0.2 million.
Sales and Marketing Expenses

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Sales and marketing expenses	$40,916	$27,697	$111,266	$79,013
Percent of total revenues	38.7%	40.2%	39.3%	41.8%
Sales and marketing expenses increased 47.7% during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Personnel and related costs increased $8.3 million primarily due to a year-over-year increase in headcount of 104 new employees, including six employees from our Azalea acquisition in September 2010. An increase in stock-based compensation of $3.4 million contributed to the increase in personnel and related costs. Facilities expenses increased $0.1 million and recruiting expenses increased $0.2 million due to the increase in headcount. Commission expense increased $2.9 million year over year corresponding to the increase in revenue. Marketing expenses increased $1.3 million due to new product launches and user-group conventions we hosted. Finally, amortization expense increased $0.2 million as a result of our acquisitions.
During the first nine months of fiscal 2011, sales and marketing expenses increased 40.8% compared to the first nine months of fiscal 2010. Personnel and related costs increased $21.4 million primarily due to the increase in headcount. An increase in stock-based compensation of $8.7 million contributed to the increase in personnel and related costs. The increase in headcount also resulted in an increase in facilities expenses of $0.3 million. Commission expense increased $6.3 million corresponding to the increase in revenue. Marketing expenses increased $2.8 million due to new product launches and user-group conventions we hosted. Recruiting expenses increased $0.7 million due to the increase in headcount. Costs for internal demonstration equipment increased $0.2 million due to the increase in new sales reps and the increase of new products in our portfolio. Finally, amortization expense of our purchased intangible assets increased $0.4 million as a result of our acquisitions.

General and Administrative Expenses

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
General and administrative expenses	$10,319	$8,840	$27,690	$23,600
Percent of total revenues	9.8%	12.8%	9.8%	12.4%
During the third quarter of fiscal 2011, general and administrative expenses increased 16.7% compared to the third quarter of fiscal 2010. Personnel expenses increased $2.1 million due to a year-over-year increase in headcount of 45 new employees, including seven employees from our Azalea acquisition. An increase in stock-based compensation of $0.8 million contributed to the increase in personnel and related costs. Facilities expenses increased $0.2 million and recruiting expenses increased $0.2 million as result of the increase in headcount. Fees for accounting services increased $0.2 million primarily due to additional work related to our acquisitions. Legal fees decreased $1.2 million compared to third quarter of fiscal 2010. The higher legal expenses in fiscal 2010 were due to litigation we were involved in at that time and mergers and acquisitions activity.
General and administrative expenses in the first nine months of fiscal 2011 increased 17.3% compared to the same period in fiscal 2010. Personnel expenses increased $4.5 million due to the increase in headcount and an increase in stock-based compensation of $1.5 million. Facilities expenses increased $0.3 million and recruiting expenses increased $0.3 million, both due to the increase in headcount. Fees for accounting services increased $0.5 million. These increases were offset by a decrease of $1.7 million in legal fees due to the reasons described above.
Litigation Reserves
During the first quarter of fiscal 2010, we entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, we agreed to pay Motorola $19.8 million. During the second and third quarters of fiscal 2010, we recorded additional reserves of $0.5  million and $1.7 million, respectively, related to legal matters. There were no similar transactions in fiscal 2011.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, foreign currency exchange gains and losses and the revaluation of our contingent rights liability.

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income	$284	$218	$758	$616
Other income (expense), net	5,608	(189)	7,191	(432)

Total other income (expense), net	$5,892	$29	$7,949	$184

Interest income increased slightly during the third quarter and first nine months of fiscal 2011 compared to the same periods in fiscal 2010. The increases are primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the third quarter of fiscal 2011 was $149.6 million compared to $119.4 million for the third quarter of fiscal 2010. Our average interest-earning cash and investment balance for the first nine months of fiscal 2011 was $141.9 million compared to $112.6 million for the same period in fiscal 2010.
Other income (expense), net increased during the third quarter and first nine months of fiscal 2011 compared to the same periods in fiscal 2010 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea Networks. See Note 2 of the Notes to Consolidated Financial Statements for a further discussion.
Provision for Income Taxes
For the third quarter and first nine months of fiscal 2011 we generated an operating loss. We also generated book and taxable income in certain U.S. state and specific foreign jurisdictions for the first and third quarters of fiscal 2011 without consideration of windfall tax benefits. For the third quarter and first nine months of fiscal 2010, we generated consolidated book losses but generated taxable income in certain U.S. state and foreign jurisdictions.

Liquidity and Capital Resources

	April 30,	July 31,
	2011	2010
	(in thousands)
Working capital	$199,968	$133,927
Cash and cash equivalents	77,245	31,254
Short-term investments	$133,553	$124,167

	Nine months ended April 30,
	2011	2010
	(in thousands)
Cash provided by operating activities	$34,791	$15,447
Cash used in investing activities	(20,670)	(37,155)
Cash provided by financing activities	$31,871	$9,921
Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, commercial paper and other money market securities. Cash, cash equivalents and short-term investments increased $55.4 million during the first nine months of fiscal 2011 from $155.4 million as of July 31, 2010 to $210.8 million as of April 30, 2011.
Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.
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
Cash provided by operating activities increased $19.3 million during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. Increases in deferred revenue and other accrued liabilities, an increase in the amount of non-cash adjustments relating to stock-based compensation and depreciation and amortization, and write-downs for excess and obsolete inventory contributed to the cash provided by operating activities. Increases in accounts receivable, inventory, and the non-cash adjustment for the change in the carrying value of our contingent liability resulting from the Azalea Networks acquisition offset some of the cash provided by operating activities.
Cash Flows from Investing Activities
Cash used in investing activities during the first nine months of fiscal 2011 decreased $16.5 million compared to the first nine months of fiscal 2010. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $5.8 million during the first nine months of fiscal 2011. Further, we completed two acquisitions during the first nine months of fiscal 2011 for a total of $4.3 million in cash, net of cash received. See Note 2 of the Notes to Consolidated Financial Statements.
Cash Flows from Financing Activities
Cash provided by financing activities increased $22.0 million in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially year over year primarily due to increased exercises of stock options by our employees as a result of the increase in our exercise price, and an increase in the amount of contributions to our Employee Stock Purchase Plan.
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

Contractual Obligations
The following is a summary of our contractual obligations:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$20,663	$4,324	$8,137	$7,401	$801
Non-cancellable inventory purchase commitments (1)	25,019	25,019	—	—	—

Total contractual obligations	$45,682	$29,343	$8,137	$7,401	$801

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
Most of our sales contracts are denominated in United States dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $210.8 million and $155.4 million at April 30, 2011 and July 31, 2010, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% in the third quarter or first nine months of fiscal 2011, our interest income on cash, cash equivalents and short-term investments would have declined less than $0.1 million assuming consistent investment levels.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and interim principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and interim principal financial officer concluded that, as of April 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationship with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare, enterprise and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2010 and 2011.
Our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock could decline significantly.
We have a history of losses and may not sustain profitability in the future.
We have a history of losses and only recently achieved profitability. We experienced net income of $3.2 million and $2.5 million for the third quarter and first nine months of fiscal 2011, respectively. We experienced net losses of $5.3 million and $34.4 million for the third quarter and first nine months of fiscal 2010, respectively. As of April 30, 2011 and July 31, 2010, our accumulated deficit was $173.1 million and $175.6 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
We sell a majority of our products through VADs, VARs, and OEMs. If these channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry, are acquired by a competitor, or have financial difficulties, there could be a material adverse effect on our revenues and our cash flow.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 94.5% and 92.7% for the three and nine months ended April 30, 2011, respectively. The percentage of our total revenues fulfilled from sales through our indirect channel was 94.9% and 92.4% for the three and nine months ended April 30, 2010, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Three of our channel partners accounted for more than 10% of total revenues for the third quarter of fiscal 2011. The table below represents the percentage of total revenues from our top channel partners:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010

ScanSource, Inc. (Catalyst)	17.7%	16.8%	18.3%	14.8%
Avnet Logistics U.S. LP	15.2%	16.1%	15.1%	14.8%
Alcatel-Lucent	15.1%	10.3%	14.2%	11.4%
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. As of April 30, 2011, three of our channel partners individually accounted for more than 10% of accounts receivable. ScanSource, Inc. (“Catalyst”) accounted for 18.2%, Avnet Logistics U.S. LP (“Avnet”) accounted for 10.7% and Alcatel-Lucent accounted for 16.9% of total accounts receivable. As of July 31, 2010, Catalyst accounted for 31.6% and Avnet accounted for 18.2% of total accounts receivable. If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenues, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenues from such channel partners increase as a proportion of our overall revenues.
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

Claims by others that we infringe their intellectual property rights could harm our business.
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements.
Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisitions have resulted in total goodwill of $33.1 million and intangible assets of $22.9 million as of April 30, 2011. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
If we lose members of our senior management or are unable to recruit and retain key employees on a cost-effective basis, we may not be able to successfully grow our business. If we fail to effectively integrate new officers into our organization, our business could be harmed.
Our success is substantially dependent upon the performance of our senior management. All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. For example, unless and until we hire a Vice President of Worldwide Sales, our Chief Executive Officer will continue to fill this role in addition to his other responsibilities. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense. We may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, such employees could have a material adverse effect on our business.
Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. We have an ongoing search for a new Chief Financial Officer as a result of the resignation of our former Chief Financial Officer, Steffan Tomlinson, effective March 31, 2011, to take a position in venture capital. If we fail to identify, recruit and integrate a new Chief Financial Officer, or any other executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.
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
As of April 30, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 9.8% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
(a) Sales of Unregistered Securities
None.
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 7, 2011

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr Dominic P. Orr
President, Chief Executive Officer and Chairman of
the Board of Directors (Principal Executive Officer)

Dated: June 7, 2011

ARUBA NETWORKS, INC.

By:	/s/ Michael Galvin Michael Galvin
Vice President, Finance and Interim Principal
Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document