Form 10-K
period 2011-07-31
ARUBA NETWORKS, INC.
filed 2011-09-27
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33347

Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0579097 (I.R.S. Employer Identification No.)

1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐     No ☑

As of January 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,063,670,475, based on the closing price of such stock reported for such date on the NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of outstanding shares of the registrant’s common stock was 105,678,491 as of September 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	30
Item 3.	Legal Proceedings	30
Item 4.	Reserved	30

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Consolidated Financial Data	33
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 8.	Consolidated Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	90
Item 9A.	Controls and Procedures	90
Item 9B.	Other Information	90

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	90
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	91
Item 13.	Certain Relationships and Related Transactions and Director Independence	91
Item 14.	Principal Accountant Fees and Services	91

PART IV
Item 15.	Exhibits and Financial Statement Schedule	91
Signatures		92
Index to Exhibits		93
EX-10.5
EX-10.13
EX-10.14
EX-10.21
EX-10.28
EX-10.29
EX-10.31
EX-10.40
EX-10.41
EX-10.47
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would” and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•	that our product offerings, in particular our products that incorporate 802.11n wireless local area network (“LAN”) standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	regarding the factors that will affect our gross margins;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;

•	that, within our indirect channel, sales through our value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”) will continue to be significant, which will negatively impact our gross margins as VADs and OEMs experience a larger net effective discount than our other channel partners;

•	that international revenues will increase in absolute dollars and remain consistent or increase as a percentage of total revenues in future periods compared with fiscal 2011;

•	that we will continue to hire employees;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2011;

•	regarding continued momentum in our network rightsizing and MOVE architecture initiatives;

•	that we will continue to invest strategically in our sales and marketing efforts;

•	that sales and marketing expenses for fiscal 2012 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2011;

•	that general and administrative expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2011;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we may incur additional costs to conform our products to comply with local laws and product specifications, and we plan to continue to hire additional personnel to support our growing international customer base;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations, and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are based on information available to us as of the date of this report and current expectations, forecasts and assumptions are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (“SEC”). Our forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

ITEM 1.	BUSINESS

Overview

Aruba Networks is a leading provider of next-generation network access solutions for the mobile enterprise. Our product portfolio encompasses industry-leading high-speed 802.11n wireless local area networks (“WLANs”), Virtual Branching Networking solutions for branch offices and teleworkers, network operations tools, including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite for managing wired, wireless, and mobile device networks. During the third quarter of fiscal 2011, we introduced our new Mobile Virtual Enterprise (“MOVE”) architecture. Our MOVE architecture unifies wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. This unified approach to access networks dramatically improves productivity and lowers capital and operational costs compared to wired networks.

Our products have been sold to over 15,500 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States (“U.S.”), with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of value-added resellers (“VARs”). Our focus continues to be management of our channel, including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

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

Most critically, businesses of all types are being overrun by employee-owned mobile devices on the network, and many are seeking to deploy these devices en masse as well. Most current deployed networks are designed for a port-based architecture, with mobility as an added convenience and “best-effort” solution.

Our vision is to transform the way that organizations design, deploy, manage and maintain user access networks to deliver a wide range of applications, from data to voice and video, to users wherever and whenever they want. This strategy is delivered via our MOVE architecture.

Our MOVE architecture is unique in that it is context-aware, taking user, device, location and application into account when applying security and management policies over the network. Context-awareness also helps ensure application performance and network reliability. This enables customer organizations to rightsize their networks, reducing the number of physical ports. It also helps ensure secure connectivity for tablets and smartphones. This enables access networks to be built at a fraction of the cost of traditionally overprovisioned and undersubscribed ethernet-switch based access networks, while providing greater utility, utilization, security and visibility.

Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at the lowest cost. We expect that ultimately every workplace will be all-wireless, and users will be completely un-tethered from restrictive wired networks.

Delivering secure mobility solutions requires that certain challenges be overcome:

•	Enabling both security and mobility — Radio waves cannot be confined within a building’s walls, challenging traditional wired network physical security models that depend on an impenetrable perimeter. To enable mobility, network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Unauthorized wireless devices that could potentially circumvent network security must be detected and prevented.

•	Delivering applications reliably in a mobile environment — Without special handling, many applications that are intended to be delivered over a fixed network may perform sub-optimally in a mobile environment. This is especially true for mission-critical data and latency-sensitive voice and video applications. Enabling a network to recognize and adapt to an application — so-called “application awareness” — is essential if data, voice and video are to be delivered reliably and with full fidelity.

•	System integration — Enterprise-class mobility solutions require more than just wireless access. Security, application, network, and radio frequency (“RF”) management services are also necessary, potentially increasing the complexity of a system as it grows in size and scope. To be effective, a mobility solution must minimize deployment and integration complexity, and support massive scalability, without requiring expensive upgrades to existing networking infrastructure.

•	Network and operations management — The management system is the heart of any secure mobility solution because it so profoundly affects up-time, ease-of-use, information technology (“IT”) overhead, and on-going operating costs. Essential tasks like network set-up, diagnostics, report generation, maintenance, and software upgrades require an efficient centralized management system that encompasses wired, wireless, and mobile device networks. To ease the transition from legacy to new 802.11n Wi-Fi networks — and make the most of existing capital investments — it is imperative that the management system seamlessly integrate devices from multiple vendors into a single management console.

•	Support for emerging mobile applications — Secure mobility solutions need to be future-proof, ready to support emerging applications such as high definition video, unified communications, real-time telemetry, wide-area smart grid over resilient mesh, large-scale telework, and location-based services such as asset tracking and inventory management.

Our Solution

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

We address the secure mobility problem using a user-centric architecture that assigns network access policies to users instead of to data ports or other infrastructure. As soon as a user is authenticated by our policy enforcement firewall, access policies are immediately enforced for that individual, regardless of whether they are working in the office, from home, or on the road. Our security mechanisms allows unrestricted mobility and a common user experience whenever and wherever the network is accessed.

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

Other key elements of our user-centric architecture include:

•	Adaptive wireless — Adaptive 802.11n wireless LANs enhance productivity and collaboration by delivering high performance wireless data, voice, and video connections even in environments with densely deployed clients and high levels of RF interference. Our solutions scale for campus applications yet remain cost-effective for small branch deployments. They can be used both indoors and outdoors, and incorporate secure enterprise mesh for completely wireless networking.

•	Identity-based security — IT departments can deliver authentication, encryption, and access control services to all users via a single integrated, low-power appliance. VPN termination appliances and access control firewalls are not required, reducing IT overhead and expenses.

•	Application-awareness — Our user-centric network is application-aware — it knows what type of applications are running on the network — and will dynamically adjust itself to improve the performance of data, voice, and video applications. IT managers can define policies that prioritize and optimize services based on the specific user and/or the application being delivered.

•	Vendor-agnostic operations management — Our AirWave Wireless Management Suite is a multi-vendor network management platform that provides business-critical insights into the operation of wireless networks made by a wide variety of different vendors. Whether managing a single vendor network, or a multi-vendor legacy system in transition to 802.11n, the AirWave platform extends the life of existing infrastructure investments and lowers IT overhead associated with managing a dynamic network.

•	Easy to deploy, easy to use — We have designed our architecture as a non-disruptive overlay to existing enterprise networks, allowing our networks to be quickly deployed without replacing existing infrastructure. Additionally, we have integrated all of the disparate elements of enterprise mobility — security, application, network and RF management services — into a single architecture, making it easier and less expensive to deploy.

•	Cost-effective scalability — We believe our architecture provides industry-leading scalability through its ability to support significant numbers of concurrent users from a single centralized point of control. In addition, our integrated solution reduces the amount and type of equipment required to enable mobility within a given location. As a result, our architecture enhances management efficiency and reduces equipment and personnel costs, allowing enterprise IT managers to scale enterprise mobility solutions in a cost-effective manner.

•	Flexible platform supports emerging applications — By combining the flexibility of modular software with high-performance, programmable hardware, customers can rapidly implement updates, upgrades, and new features with no or minimal equipment changes.

•	Remote networking — Virtual Branch Networking extends the benefits of centralized management and secure networking to branch offices, teleworkers, and road warriors. Simple to deploy, use and maintain — and with the option to use 3G cellular broadband connections — these remote networking solutions extend the enterprise network virtually anywhere.

•	Network rightsizing — Network rightsizing enables customers to lower operating expenses and reduce their carbon footprint by bringing their wired and wireless LAN infrastructure in line with actual user demand. Rightsizing is a three-step process that involves assessing wired ethernet LAN utilization, consolidating edge switches to meet actual usage, and expanding the wireless LAN to meet growing demand. We believe that cost savings can result from, among other things, fewer switch service contracts, lower electricity consumption, and reduced air conditioning loading. Our Return-On-Investment calculators help predict the monetary and carbon savings opportunities based on company size and network configuration.

Our Strategy

Our goal is to establish our secure mobility solution as the de facto standard for global education, enterprise, finance, government, healthcare, hospitality, industrial, and retail verticals. In pursuit of this quest, we believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Commitment to customer service and success — Our philosophy is that our customers come first and last in everything we do. Our commitment to customer success means that we work collaboratively to do what is best for them and that we work to see things from their points of view when making our business and technology decisions. We strive to ensure that our customer service is the best in the industry. We are continuously focused on finding new ways to solve our customers’ most critical problems, meaning that we listen closely to their needs and that we seek what is best for them first, in every instance.

•	Enable the proliferation of bring-your-own-device (“BYOD”) policies and initiatives across the enterprise — IT departments are at a crossroads. Whether overwhelmed by the number and variety of wireless devices that their employees are bringing into the workplace or embracing and issuing such devices to their employees, chances are their access networks are ill-designed for the purpose. Our MOVE architecture and its Mobile Device Access Control (“MDAC”) capabilities make broad deployment and secure self-provisioning of mobile devices possible in either case. This means that companies can benefit from letting their employees use the devices they enjoy using without imposing a heavy support burden on IT.

•	Enable the unified communication (“UC”) migration — More and more enterprises are moving from wired internet protocol (“IP”) phones or even time-division multiplexing (“TDM”)-based telephony to unified communications suites such as Microsoft Lync. Less challenging in a wired networking environment, moving to UC delivered over Wi-Fi often results in performance degradation and noticeable loss of quality due to the competition from an ever-increasing number of Wi-Fi devices for finite wireless bandwidth. We have worked closely with leading UC vendors such as Microsoft to ensure that UC runs just as well over Wi-Fi as it does over wire.

•	Drive adoption across the enterprise — Many enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our objective is to penetrate remote locations and gain adoption by mobile users across primary campuses, as well as in satellite, branch, and home offices. We intend to do so by emphasizing the productivity enhancements and cost-efficiency of our approach. Network rightsizing and Virtual Branch Networking are two pillars of this strategy, helping users to enhance mobility, obtain a uniform network experience for all users, and lower both operating and capital expenditures.

•	Maintain and extend our software offerings — We believe that the integrated encryption, authentication, and network access technology embedded in the ArubaOS operating system are key competitive differentiators. We intend to continue enhancing the ArubaOS operating system and our centralized mobility architecture to maintain our position as a technology innovator. We also intend to extend the functionality and performance of the ArubaOS operating system with additional software modules such as unified communications, video-over-IP, and location-based services. Finally, we intend to continue enhancing the capabilities of our multi-vendor AirWave Wireless Management Suite to support additional competitive products and enhance the underlying features of this market-leading platform.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to overseas contract manufacturers such as Flextronics Manufacturing Singapore Pte. Ltd. (“Flextronics”), Sercomm Corporation (“Sercomm”), Accton Corporation (“Accton”) and Wistron Corporation (“Wistron”) and have established offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations, and by establishing additional offshore capabilities for certain general and administrative functions.

•	Expand our base of technology partners — We will continue expanding our network of technology partners to enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications.

Products

Our MOVE architecture unifies wired and wireless LANs into one seamless access solution. This allows traveling business professionals, remote workers, headquarters employees and guests to obtain a secure network connection — no matter where they are, what computing devices they use or how they connect.

To connect users to the network — whether at work, at home, or on the road — we offer a set of access on-ramps that include wireless, wired, and remote networking products that are centrally controlled in the data center to simplify deployment and management.

We also offer comprehensive mobility network services. Deployed in the data center, these services perform device and user authorization, enforce mobility and security policies, unify network operations, and provide visibility into the RF environment.

ArubaOS

ArubaOS is the operating system software for wired, wireless and remote access products in our MOVE architecture. It integrates user-based security, application-aware radio-frequency services, and wireless LAN access to deliver a scalable and secure mobile networking solution for large and mid-sized enterprises.

ArubaOS comes standard with comprehensive centralized controls and additional security and mobility functionality that can be added or unlocked via licensed software modules.

Software Modules for ArubaOS

Software modules extend the base capabilities of ArubaOS. Current software modules include:

•	The Policy Enforcement Firewall (“PEF”) ensures secure network access for wired, wireless and remote users. Access control policies are centrally defined and enforced on a per-user or per-group basis and follow users no matter where they roam.

•	RFProtect provides integrated wireless intrusion protection to mitigate Wi-Fi security threats as well as spectrum analysis, which provides visibility into sources of radio frequency interference.

•	Advanced Cryptography (“ACR”) with U.S. National Security Agency (“NSA”)-approved Suite B cryptography enables secure access to networks that handle sensitive but unclassified, confidential and classified information.

•	The xSec protocol uses data encryption and other security methods to safeguard wired and wireless connections. Compliant with Federal Information Processing Standard (“FIPS”) 140-2, xSec protects extremely sensitive information on high-security networks.

Mobility Controllers

Our Mobility Controllers run the ArubaOS operating system, creating a single mobile enterprise network that enforces security policies and manages wired and wireless access across indoor, outdoor and remote sites.

Aware of all users, devices, applications and locations, they provide mobility and secure network access throughout the extended enterprise. Mobility Controllers also maintain configurations and automate software updates for access points, Mobility Access Switches and other Mobility Controllers.

Highly scalable, our Mobility Controllers are designed to meet a wide range of deployment scenarios, from branch offices and retail stores to large campuses and extended multisite networks.

Access Points

Our access points serve as on-ramps that aggregate user traffic onto the enterprise network and direct the traffic to Mobility Controllers. Available in a wide range of indoor and outdoor versions, our access points connect authorized consumer and commercial mobile devices using standard 802.11a/b/g/n Wi-Fi. In addition to Wi-Fi connectivity, access points provide security monitoring and interference avoidance.

Mobility Access Switches

Our Mobility Access Switches provide secure network access for wired users and devices based on their identity and independent of their location or the applications they use. Installed in the wiring closet, Mobility Access Switches provide wire-speed Gigabit Ethernet and can enforce universal security policies when operating with our Mobility Controllers.

Remote Networks

Our remote networking products include Remote Access Points, Aruba Instant and Virtual Intranet Access client software.

•	Remote Access Points (“RAPs”) provide secure always-on network access to corporate enterprise networks from remote locations. Ideal for small branch offices and teleworkers in home offices, RAPs provide wired and wireless access, traffic forwarding, security and backup connectivity over cellular networks.

•	Combining high-end enterprise-class features with affordability and ease-of-use, Aruba Instant is a family of 802.11n access points with integrated Mobility Controller capabilities. Installed in minutes using three easy steps, up to 16 Aruba Instant access points can run at one site, and multiple sites can be remotely managed from a central location.

•	Virtual Intranet Access (“VIA”) client software provides secure network connectivity for Windows laptops and MacBooks. Unlike other VPN clients, VIA chooses the best secure connection to the enterprise network and automatically configures wireless laptop settings to ensure a zero-touch user experience. VIA also supports U.S. NSA Suite B cryptography when used with the ArubaOS ACR module. With the ACR module, VIA clients can securely access networks that handle controlled unclassified, confidential and classified information.

Outdoor Wireless Mesh Routers

Our AirMesh family of outdoor wireless mesh routers provide secure Wi-Fi access and backhaul links to transport voice, video and data traffic wirelessly over vast distances. Ideal where wired connectivity is impractical or unavailable, AirMesh is optimized for applications like video surveillance in municipal, public safety and industrial deployments.

Management and Security Software

Our management and security software includes AirWave network management, Amigopod access management and our cloud-based Content Security Service.

•	AirWave network management provides end-to-end clarity and control to manage mobile and wired users on multivendor, multisite networks. It features management and wireless security tools such as user location and mapping, real-time monitoring, proactive alerts, historical reporting, and troubleshooting.

•	Amigopod provisions and manages secure wireless LAN access for visitors, contractors, employees and their mobile devices. Simple and automated self-registration makes it easy for receptionists and non-IT staff to create temporary enterprise Wi-Fi accounts.

•	From data centers around the world, our Content Security Service (“CSS”) provides high-performance web security for branch offices and teleworkers. CSS offers URL filtering, peer-to-peer control, anti-virus/anti-malware, data loss prevention and more.

Customers

Our products have been sold to over 15,500 end customers worldwide (excluding end-customers of Alcatel-Lucent) in most major industries including general enterprise, construction, education, finance, government, healthcare, hospitality, manufacturing, media, retail, technology, telecom, transportation, and utilities. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations, including:

United States	EMEA	Asia Pacific and Other

California State University	BAA	China University of Geoscience
Boston Medical Center	Saudi Aramco	Lawson
Seattle Police Department	Trafford Council	Tennis Australia
Microsoft	KPMG Netherlands	Port of Yokohama, Japan
United States Air Force	London School of Business	Samsung Medical Center

Customers purchase our products directly from us and through our VARs, VADs and OEMs. For a description of our revenues based on our customers’ geographic locations, see Note 11 of Notes to Consolidated Financial Statements.

Sales and Marketing

We sell our products and support directly through our sales force and indirectly through our VAR, VAD and OEM partners:

•	Our sales force — We have a sales force in each of the following regions: the Americas, Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and throughout the rest of the world. Each sales force is responsible for managing all direct, as well as channel, business within its designated geographic territory.

•	VARs, VADs and OEMs — Our VARs, VADs and OEMs market, sell, and deploy our solutions to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service. We continue to grow the use of our channel partners in each of our theatres of operations.

As part of our continuing efforts to improve operating leverage through our channel partners we are increasingly relying on our VARs, channel managers, and sales support team to manage smaller-sized deals. This improves our sales productivity and enables our direct sales teams to focus more on winning large customers.

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

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California, Bangalore, India and Beijing, China. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2011, 2010, and 2009 are disclosed in the Consolidated Statements of Operations.

Manufacturing

We outsource the manufacturing of a significant majority of our hardware products to contract manufacturers and original design manufacturers (“ODM”). These manufacturing partners help us optimize our operations by lowering costs and reducing time to market. Our major manufacturing partners are Flextronics, Sercomm, Accton and Wistron. Our manufacturing agreement with each partner is structured similarly. The agreements are automatically renewed each year for successive one-year terms unless we or our manufacturing partner provides at least 90 days’ advance written notice to the other party of an intent not to renew. In addition, these agreements may be terminated by us or our manufacturing partners for any reason upon 180 days’ advance written notice to the other party.

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

We also incorporate certain generally available software programs into our architecture pursuant to license agreements with third parties. We have also entered into license agreements with Qualcomm Atheros, Inc. (“Atheros”), Netlogic Microsystems Corporation (“Netlogic”) and Broadcom Corporation (“Broadcom”), each of which is a sole supplier of certain components used by our manufacturing partners, in the production of our products.

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

Key differentiators from the competition include the following:

•	Field-proven in the world’s largest WLANs, our MOVE architecture seamlessly unifies wired and wireless into one cohesive network access solution, providing context-aware and secure user access to appropriate network services. Adaptive 802.11n with infrastructure-based controls lowers customer costs by simplifying deployments, as well as securely and reliably delivering data, toll-grade voice, and high-definition video applications.

•	We deliver NSA-developed Suite B military-grade security for access control and data privacy.

•	Our Virtual Branch Network (“VBN”) solution delivers the security of VPN, the economy of broadband, the simplicity of one-touch installation and the efficiency of centralized management for teleworkers and small branch offices.

•	The AirWave Wireless Management Suite enhances operations management, reduces complexity and support costs, and extends the life of existing infrastructure through a multi-vendor, user-centric approach.

Intellectual Property

Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We have been granted several United States patents, and have a growing pending patent portfolio. We intend to file counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Our registered trademarks are Aruba Networks®, Aruba Wireless Networks®, the registered Aruba the Mobile Edge Company logo, Aruba Mobility Management System®, Mobile Edge Architecture®, People Move. Networks Must Follow®, RFProtect®, and Green Island®.

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

As of July 31, 2011, we had approximately 1,057 employees worldwide, of which 422 were engaged in sales and marketing, 426 were engaged in research and development, 111 were engaged in general and administrative functions, 65 were engaged in customer services and 33 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

Website Posting of SEC Filings

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports are available, free of charge, as soon as reasonably practical after they are electronically filed or furnished with the SEC, on our website and can be accessed by clicking on the “Company/Investor Relations” tab. Further, copies of materials filed by us with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this report or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.

Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. A reduction in IT spending could occur or persist even if economic conditions improve. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationships with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare, retail, enterprise and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers’ ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	changing market conditions, including current and potential customer consolidation;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	fluctuations in our effective tax rate, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2010 and 2011.

As a result, our quarterly operating results are difficult to predict even in the near term. In one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. In this event, the trading price of our common stock could decline significantly. Such a stock price decline could occur even when we have met our publicly stated revenue and/or earnings guidance.

We expect our gross margins to vary over time and our recent level of product gross margin may not be sustainable.

Our product gross margins vary from quarter to quarter and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product or sales channel mix shifts, the percentage of revenue from international regions, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures. As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

In our recent history we have incurred net losses and while we are currently profitable, we may not sustain profitability in the future.

We have a history of losses and only recently achieved profitability. We generated net income of $70.7 million for fiscal year 2011 and suffered net losses of $34.0 million and $23.4 million for fiscal years 2010 and 2009, respectively. As of July 31, 2011 and 2010, our accumulated deficit was $104.9 million and $175.6 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenues is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Specifically, we view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases could be delayed by the volatile U.S. and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenues, growth rates and market share.

The market in which we compete is highly competitive and is influenced by the following competitive factors:

•	comprehensiveness of the solution;

•	performance of software and hardware products;

•	ability to deploy easily into existing networks;

•	interoperability with other devices;

•	scalability of solution;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	initial price, total cost of ownership, and return-on-investment;

•	ability to allow centralized management of products; and

•	ability to obtain regulatory and other industry certifications.

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

Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well established public companies, including Cisco Systems (primarily through its Wireless Networking Business Unit), Hewlett-Packard and Motorola, as well as smaller companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.

We expect increased competition from our current competitors, as well as other established and emerging companies, if our market continues to develop and expand. Our channel partners could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and, consequently, customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

We sell a majority of our products through VADs, VARs, and OEMs. If these channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry, are acquired by a competitor, or have financial difficulties, there could be a material adverse effect on our revenues and our cash flow.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 93.0%, 92.4%, and 84.6% for fiscal years 2011, 2010, and 2009, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. Three of our channel partners accounted for more than 10% of total revenues for fiscal year 2011, 2010 and 2009. The table below represents the percentage of total revenues from our top channel partners (*denotes less than 10%):

	Years Ended July 31,
	2011	2010	2009

ScanSource, Inc. (“Catalyst”)	19.4%	17.1%	*
Avnet Logistics U.S. LP	17.1%	16.6%	10.1%
Alcatel-Lucent	13.9%	10.4%	14.5%

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

Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners (*denotes less than 10%):

	As of July 31,
	2011	2010

ScanSource, Inc. (“Catalyst”)	*	31.6%
Avnet Logistics U.S. LP	23.8%	18.2%
Alcatel-Lucent	18.4%	*

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

We may not be able to anticipate future market needs or be able to develop new products or product enhancements to meet such needs, either on a timely basis or at all. For example, we anticipate a need to continue to increase the mobility of our solution, and certain customers have delayed, and may in the future delay, purchases of our products until either new versions of those products are available or the customer evaluations are completed. If we fail to develop new products or product enhancements, our business could be adversely affected, especially if our competitors are able to introduce solutions with such increased functionality. In addition, as new mobile applications are introduced, our success may depend on our ability to provide a solution that supports these applications.

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

In December 2010, we completed our acquisition of substantially all of the assets of Amigopod and in September 2010, we completed our acquisition of Azalea Networks (“Azalea”). In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. These acquisitions and any future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, these acquisitions and any future acquisitions that we may make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems with acquired or integrated product quality. We may also experience significant liabilities associated with acquired or integrated technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

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

We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders with our contract manufacturers represent a relatively small percentage of the overall orders received by them from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturers are constrained in their abilities to fulfill all of their customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. To the extent that any such demand forecast is binding, if we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margins. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis.

It is time consuming and costly to qualify and implement contract manufacturer relationships. If any of our contract manufacturers suffer an interruption in their business, or experiences delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers, our ability to ship products to our customers would be delayed, and our business, operating results and financial condition would be adversely affected. In addition, the majority of our manufacturing is performed overseas and is therefore subject to risks associated with doing business in other countries.

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

In addition, increased demand by third parties for the components, subassemblies and products we use in our products may lead to decreased availability and higher prices for those components, subassemblies and products. For certain components, subassemblies and products for which there are multiple sources, we are still subject to potential price increases and limited availability due to market demand for such components, subassemblies and products. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts. If such shortages occur in the future, our business would be adversely affected. We carry very little to no inventory of our product components, and we and our contract manufacturers rely on our suppliers to deliver necessary components in a timely manner. We and our contract manufacturers rely on purchase orders rather than long-term contracts with these suppliers. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.

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

We derive a significant portion of our revenues from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering and order management efforts are currently handled by personnel located in India and China, and we expect to expand our offshore development efforts within India and China and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	difficulties in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	increased exposure to political and economic instability, war and terrorism;

•	unfavorable changes in tax treaties or laws;

•	limited protection for intellectual property rights in some countries; and

•	increased cost of terminating international employees in some countries.

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenues. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenues and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenues and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

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

Our acquisitions have resulted in total goodwill of $33.1 million and intangible assets of $20.9 million as of July 31, 2011. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

If we lose members of our senior management or are unable to recruit and retain key employees on a cost-effective basis, or if we fail to effectively integrate new officers into our organization, our business could be harmed.

Our success is substantially dependent upon the performance of our senior management. All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. Our success also is substantially dependent upon our ability to attract additional personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain such personnel. When our stock price declines, our equity incentive awards may lose retention value, which may negatively affect our ability to attract and retain such personnel. We may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, such employees could have a material adverse effect on our business.

Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. For example, we have a new Chief Financial Officer. If we fail to integrate our new Chief Financial Officer, or any other executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. We intend to increase our market penetration and extend our geographic reach through our network of channel partners. We also plan to increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenues, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.

Our ability to sell our products is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.

Once our products are deployed within our end customers’ networks, our customers depend on our support organization to resolve any issues relating to our products. A high level of support is critical for the successful marketing and sale of our products. If we or our channel partners do not effectively assist our end customers in deploying our products, succeed in helping our end customers quickly resolve post-deployment issues, or provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure, or the failure of our channel partners, to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.

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

We incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

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

Our mobility controllers and network management software were initially designed to function at LAN-like speeds in an office building or campus environment. In order to function appropriately, our mobility controllers synchronize with each other over network links. The ability of our products to synchronize may be limited by slow or congested data-links, including digital subscriber line (“DSL”) and dial-up. Our failure to provide such additional functionality could adversely affect our business, operating results and financial condition.

New regulations or changes in existing regulations related to our products may result in unanticipated costs or liabilities, which could have a material adverse effect on our business, results of operations and future sales, and could place additional burdens on the operations of our business.

Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union (“EU”) have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions standards.

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

Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. Further, the accounting for stock compensation expense in accordance with Accounting Standards Codification Topic 718 Stock Compensation and uncertain tax positions in accordance with Accounting Standards Codification Topic 740 Income Taxes (“ASC 740”) could result in more unpredictability and variability to our future effective tax rates.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition.

If we do not achieve increased tax benefits as a result of our planned new corporate structure, our financial condition and operating results could be adversely affected.

We intend to implement a new structure of our corporate organization during fiscal year 2012 to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions. We anticipate achieving a reduction in our overall effective tax rate in the future as a result. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the new structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities as described above, would negatively impact the anticipated tax benefits of the proposed new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the proposed structure or we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the new structure and our future operating results and financial condition may be negatively impacted.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. For example, these rules and regulations could make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers are located, could have a material adverse impact on our business, operating results and financial condition. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions;

•	falling short of guidance on our financial results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announcements by or about us regarding events or news adverse to our business;

•	the loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	variations in the operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	an announced acquisition of or by a competitor, or an announced acquisition of or by us;

•	rumors and market speculation involving us or other companies in our industry;

•	providing estimates of our future operating results, or changes in these estimates, either by us or by any securities analysts who follow our common stock, or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. All of these factors could cause the market price of our common stock to decline, and investors may lose some or all of the value of their investment.

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

As of July 31, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 9.5% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We may choose to raise additional capital. Such capital may not be available, or may be available on unfavorable terms, which may dilute the ownership of our common stock.

If we choose to raise additional funds through public or private debt or equity financings, due to unforeseen circumstances or material expenditures, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all, and any additional financings could result in additional dilution to our existing stockholders. In addition, capital raised through debt financing may require us to make periodic interest payments and may impose potentially restrictive covenants on the conduct of our business.

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

We are required to evaluate our internal control over financial reporting under the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this report that our internal control over financial reporting was effective as of July 31, 2011, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We have approximately 196,000 square feet of office space in Sunnyvale, California pursuant to three leases that expire in July 2016. We also lease approximately 40,000 square feet of warehouse space in Sunnyvale, California pursuant to a lease that expires in July 2016. We also maintain customer service centers, sales offices and research and development facilities in multiple locations worldwide. See Note 12 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary.

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

Market Information for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ARUN”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market.

	High	Low

Fiscal 2010
First Quarter	$9.48	$7.75
Second Quarter	$11.59	$7.59
Third Quarter	$13.89	$9.92
Fourth Quarter	$18.18	$10.80
Fiscal 2011
First Quarter	$22.24	$16.44
Second Quarter	$25.97	$20.88
Third Quarter	$35.92	$22.11
Fourth Quarter	$34.50	$22.78

Holders

As of September 14, 2011, there were approximately 346 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

The following graph compares, for the period between March 20, 2007 (the date of our initial public offering) and July 31, 2011, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested on March 27, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by us during fiscal 2011.

Equity Compensation Plan Information

See Item 12 of Part III of this report regarding information about securities authorized for issuance under our equity compensation plans.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, related notes and schedule, and other financial information included in this report. The selected consolidated financial data in this section is not intended to replace the Consolidated Financial Statements and is qualified in its entirety by the Consolidated Financial Statements and related notes and schedule included in this report. The consolidated statement of operations data for the years ended July 31, 2008 and 2007, and the consolidated balance sheet data as of July 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements, which are not included in this report.

	Years Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Product	$334,860	$221,474	$161,927	$148,550	$107,939
Professional services and support	61,063	44,323	35,946	26,244	12,847
Ratable product and related professional services and support	591	737	1,386	3,466	6,713

Total revenues	396,514	266,534	199,259	178,260	127,499
Cost of revenues(1):
Product	107,820	77,070	59,917	48,126	36,035
Professional services and support	14,873	8,775	7,437	7,761	4,863
Ratable product and related professional services and support	10	229	483	1,228	2,470

Total cost of revenues	122,703	86,074	67,837	57,115	43,368

Gross profit	273,811	180,460	131,422	121,145	84,131
Operating expenses:
Research and development(1)	84,890	51,619	40,293	37,393	25,654
Sales and marketing(1)	154,239	109,393	90,241	86,008	60,115
General and administrative(1)	39,431	30,953	23,198	17,740	14,600
In-process research and development	—	—	—	—	632
Acquisition related severance expense	—	—	—	197	—
Restructuring expenses	—	—	1,447	—	—
Litigation reserves	—	21,900	—	—	—

Total operating expenses	278,560	213,865	155,179	141,338	101,001

Operating loss	(4,749)	(33,405)	(23,757)	(20,193)	(16,870)
Other income (expense), net	3,802	135	1,132	4,036	(7,137)

Income (loss) before provision for (benefit from) income taxes	(947)	(33,270)	(22,625)	(16,157)	(24,007)
Provision for (benefit from) income taxes	(71,635)	728	788	967	375

Net income (loss)	$70,688	$(33,998)	$(23,413)	$(17,124)	$(24,382)

Shares used in computing net income (loss) per common — basic	100,299	89,978	84,612	79,467	34,808
Net income (loss) per common share — basic	$0.70	$(0.38)	$(0.28)	$(0.22)	$(0.70)
Shares used in computing net income (loss) per common — diluted	117,117	89,978	84,612	79,467	34,808
Net income (loss) per common share — diluted	$0.60	$(0.38)	$(0.28)	$(0.22)	$(0.70)

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2011	2010	2009	2008	2007
	(In thousands)

Cost of revenues	$3,464	$1,397	$1,018	$704	$327
Research and development	23,026	10,716	7,577	6,200	2,925
Sales and marketing	24,399	14,205	10,520	8,953	4,362
General and administrative	$12,862	$9,763	$5,464	$3,421	$5,103

	As of July 31,
	2011	2010	2009	2008	2007
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,773	$31,254	$41,298	$37,602	$42,570
Short-term investments	153,185	124,167	81,839	64,130	62,430
Working capital	269,900	133,927	115,639	103,097	109,496
Total assets	488,871	250,707	203,054	188,801	152,133
Common stock and additional paid-in-capital	450,157	326,187	279,035	249,139	213,553
Total stockholders’ equity	$345,342	$150,655	$137,585	$130,875	$112,487

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our product portfolio encompasses: industry-leading high-speed 802.11a/b/g/n WLANs, Virtual Branching Networking solutions for branch offices and teleworkers, network operations tools, including spectrum analyzers, wireless intrusion prevention systems, and the AirWave Wireless Management Suite for managing wired, wireless, and mobile device networks. During the third quarter of fiscal 2011, we introduced our new MOVE architecture. Our MOVE architecture integrates wireless, wired and remote silos into one cohesive access solution enabled by cloud based mobility services. Access privileges are context aware, meaning they are based on user, device, application and location, and this dictates the type of network resources each person is entitled to access. These products are key to our network rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.

Our products have been sold to over 15,500 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with VADs selling our portfolio of products, including a variety of our support services, to a diverse number of VARs. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

Major Trends Affecting Our Financial Results

Worldwide Economic Conditions

Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.

Revenues

Our ability to increase our product revenues will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, in particular, wireless LANs that utilize our 802.11n solution, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenues is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, average selling prices, costs of our products, our ability to effectively implement and generate incremental business from our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

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

Costs and Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. Personnel-related costs are the most significant component of each these categories. Our total headcount increased to 1,057 at July 31, 2011 from 1,009 at April 30, 2011, 924 at January 31, 2011, 868 at October 31, 2010 and 681 at July 31, 2010. The increase in employees is the most significant driver behind the increase in costs and operating expenses in fiscal 2011. Going forward, we expect to continue to hire employees throughout the company.

Acquisitions

On November 19, 2010, we entered into an agreement with Amigopod, pursuant to which we acquired substantially all of its assets. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.

On September 2, 2010, we completed our acquisition of Azalea Networks for a total purchase price of $42.0 million which included common stock, cash, and contingent rights. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China that will complement our existing research and development centers. As part of the acquisition, we recorded $5.5 million of tangible assets, $17.0 million of intangible assets and $24.8 million of goodwill. We recorded a liability for the estimated fair value of the contingent rights which was based on significant inputs not observed in the market and thus represents a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Gains and losses on the remeasurement of the liability are included in other income (expense), net. See Note 2 to the Notes to the Consolidated Financial Statements.

Revenues, Cost of Revenues and Operating Expenses

Revenues

We derive our revenues from sales of our ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

We sell our products directly through our sales force and indirectly through VADs, VARs, and OEMs. We expect revenues from indirect channels to continue to constitute a significant majority of our future revenues.

We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011. For more information about our international revenues, see Note 11 of the Notes to Consolidated Financial Statements.

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

Cost of professional services and support revenues is primarily comprised of personnel costs, including stock-based compensation, of providing technical support, including personnel costs associated with our internal support organization. In addition, we engage a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenues.

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our MOVE architecture and our outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	mix of revenue attributed to our international regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenues from our indirect channel to continue to constitute a significant majority of our total revenues, which, by itself, negatively impacts our gross margins. Further, we expect that within our indirect channel, sales through our VADs and OEMs will continue to be significant, which will negatively impact our gross margins as VADs and OEMs experience a larger net effective discount than our other channel partners.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2012, we expect research and development expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.

Sales and Marketing Expenses

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Amortization expense related to our purchased intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues. As a result, these expenses will reduce our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2012, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2012, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.

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

Revenue Recognition and Sales Returns

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:

(i) provide updated guidance on how the elements in a multiple-element arrangement should be separated, and how the consideration should be allocated;

(ii) require an entity to allocate revenue amongst the elements in an arrangement using estimated selling price if a vendor does not have vendor-specific objective evidence (“VSOE”) of the selling price or third-party evidence of the selling price; and

(iii) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

We adopted this accounting guidance at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to our financial position and results of operations for fiscal 2011.

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

We are typically not able to determine third-party evidence (“TPE”) for our products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish selling price of our non-software elements using VSOE or TPE, we use estimated selling price (“ESP”) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We regularly review VSOE and ESP and maintain internal controls over the establishment and updates of these estimates. There was not a material impact during fiscal 2011, nor do we currently expect a material impact in the near term from changes in VSOE or ESP.

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

For sales to direct end-users and channel partners, including VARs, VADs, and OEMs, we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. For our hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, we generally have no significant obligations for future performance such as rights of return or pricing credits. A portion of our sales are made through distributors under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to us. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The amount of inventory held by resellers pending a sale to an end customer was $2.0 million and $3.7 million as of July 31, 2011 and 2010.

Support and services offerings consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Revenue for professional services is recognized upon delivery or completion of performance. Professional service arrangements are typically short term in nature and are largely completed within 90 days from the start of service. Revenue for training services is recognized upon delivery of the training.

The related sale of support services to a reseller occurs when a specific sale to an end customer occurs. If the sale of support services occurs at the same time as we receive the initial purchase order from the reseller, the support services are included on that purchase order and the related revenue is recognized ratably over the related support period, commencing on the date of delivery to the end customer. If the sale of support services occurs after we receive the initial purchase order, the support services for the specific product sales are purchased on a subsequent purchase order. The subsequent purchase order is received at the time the point-of-sale (“POS”) report is provided for all product sales that occurred during the month. Revenue for support services is recognized ratably over the related support period, commencing from the delivery date to each respective end customer.

Post-contractual support (“PCS”) services that we provide to our channel partners differ from PCS that we provide to our end customers in that we are only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide Level 1 and Level 2 support services to the end customer, including technical support and return merchandise authorization (“RMA”) fulfillment, while our obligations are only to provide software upgrades and Level 3 technical support in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the customer has accepted or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments become due, provided the remaining criteria for revenue recognition have been met.

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

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and non-employees based on estimated fair values. Our share-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards and performance-based awards, which require an assessment of the probability of vesting. We calculate the fair value of restricted stock based on the fair market value on the date of grant. We calculate the fair value of stock options and employee stock purchase plans on the date of grant using the Black-Scholes option-pricing method. This methodology requires the use of subjective assumptions, including expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

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

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to seven years. Amortization expense is recorded in the Consolidated Statements of Operations in cost of revenues and sales and marketing expenses. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

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

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenues in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $2.6 million, $2.9 million, and $3.4 million, for fiscal years 2011, 2010, and 2009, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectibility of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.3 million and $0.5 million at July 31, 2011 and 2010, respectively.

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

As a result of our increasing profitability in fiscal 2011, expectations for continued profits going forward, and expected material taxable income generated from intercompany payments resulting from our offshore tax restructuring to be implemented during fiscal year 2012, we determined that it is more likely than not that future profitability will be sufficient to realize deferred income tax assets. In accordance with ASC 740 and related literature, we released a majority of our valuation allowances against our deferred income tax assets during the fourth quarter of fiscal 2011. We continue to maintain $0.2 million valuation allowance against a portion of our foreign net operating loss deferred tax assets. Net income for fiscal 2011 includes a discrete tax benefit of $72.8 million which was largely attributed to the release of our valuation allowances and the recording of the associated net deferred tax assets on our balance sheet.

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of July 31, 2011 and 2010, we had $10.9 million and $6.3 million, respectively, of unrecognized tax benefits, which if recognized would affect our income tax expense.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Years Ended July 31,
	2011	2010	2009

Revenues:
Product	84.5%	83.1%	81.3%
Professional services and support	15.4%	16.6%	18.0%
Ratable product and related professional services and support	0.1%	0.3%	0.7%

Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Product	27.2%	28.9%	30.1%
Professional services and support	3.7%	3.3%	3.7%
Ratable product and related professional services and support	0.0%	0.1%	0.2%

Gross margin	69.1%	67.7%	66.0%
Operating expenses:
Research and development	21.4%	19.4%	20.3%
Sales and marketing	38.9%	41.0%	45.3%
General and administrative	10.0%	11.6%	11.6%
Restructuring expenses	0.0%	0.0%	0.7%
Litigation reserves	0.0%	8.2%	0.0%

Total operating expenses	70.3%	80.2%	77.9%

Operating margin	(1.2)%	(12.5)%	(11.9)%
Other income (expense), net
Interest income	0.2%	0.3%	0.9%
Other income (expense), net	0.7%	(0.3)%	(0.4)%

Income (loss) before provision for (benefit from) income taxes	(0.3)%	(12.5)%	(11.4)%
Provision for (benefit from) income taxes	(18.1)%	0.3%	0.4%

Net income (loss)	17.8%	(12.8)%	(11.8)%

Revenues

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Total revenues	$396,514	$266,534	$199,259

Type of revenues:
Product	$334,860	$221,474	$161,927
Professional services and support	61,063	44,323	35,946
Ratable product and related professional services and support	591	737	1,386

Total revenues	$396,514	$266,534	$199,259

% revenues by type:
Product	84.5%	83.1%	81.3%
Professional services and support	15.4%	16.6%	18.0%
Ratable product and related professional services and support	0.1%	0.3%	0.7%
Revenues by geography:
United States	$250,995	$166,584	$129,991
Europe, the Middle East and Africa	62,595	38,140	34,178
Asia Pacific	70,171	51,110	27,023
Rest of World	12,753	10,700	8,067

Total revenues	$396,514	$266,534	$199,259

% revenues by geography:
United States	63.3%	62.5%	65.2%
Europe, the Middle East and Africa	15.8%	14.3%	17.2%
Asia Pacific	17.7%	19.2%	13.6%
Rest of World	3.2%	4.0%	4.0%
Total revenues by sales channel:
Indirect	$368,945	$246,344	$168,512
Direct	27,569	20,190	30,747

Total revenues	$396,514	$266,534	$199,259

% revenues by sales channel:
Indirect	93.0%	92.4%	84.6%
Direct	7.0%	7.6%	15.4%

During fiscal 2011, total revenues increased $130.0 million, or 48.8%, over fiscal 2010. The increase in fiscal 2011 compared to fiscal 2010 was attributable to broad-based demand across all of our major geographies and verticals, and the significant growth in our customer base. We added nearly 5,000 new customers during fiscal 2011. Our network rightsizing and MOVE architecture initiatives continues to gain momentum as companies move toward a new access network. The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving this trend.

Product revenues increased 51.2% during fiscal 2011 compared to fiscal 2010. Our product revenues were bolstered by an increase in revenue related to our 802.11n access points with new customers almost exclusively choosing to roll out 802.11n networks. The increase in professional services and support revenues is a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.

Ratable product and related professional services and support revenues decreased in fiscal 2011 compared to fiscal 2010 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. The current balance of ratable deferred revenue, and subsequent ratable revenue, relates entirely to our acquisition of Azalea. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.

Revenues from our indirect sales channel increased during fiscal 2011 compared to fiscal 2010 and increased slightly as a percentage of revenue. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.

Revenues from shipments to locations outside the United States increased during fiscal 2011 compared to fiscal 2010 due to strong demand across all of our geographies but decreased slightly as a percentage of revenue. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011.

Total revenues increased 33.8% in fiscal 2010 compared to fiscal 2009 primarily due to an increase in product revenues of $59.5 million. Product revenue increased due to strong demand and the growth in our customer base. Support revenue grew $8.4 million in fiscal 2010 compared to fiscal 2009 as substantially all of our customers purchase support when they purchase our products. The increase in revenue from our indirect sales channel was primarily due to increased leverage from our partner relationships.

Cost of Revenues and Gross Margin

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Total revenues	$396,514	$266,534	$199,259

Cost of product	$107,820	$77,070	$59,917
Cost of professional services and support	14,873	8,775	7,437
Cost of ratable product and related professional services and support	10	229	483

Total cost of revenues	122,703	86,074	67,837

Gross profit	$273,811	$180,460	$131,422

Gross margin	69.1%	67.7%	66.0%

During fiscal 2011 total cost of revenues increased 42.6% compared to fiscal 2010 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to Flextronics, our largest contract manufacturer. For fiscal 2011, payments to Flextronics and Flextronics-related costs constituted approximately 43% of our cost of product revenues and Sercomm constituted approximately 33% of our cost of product revenues.

Cost of professional services and support revenues increased 69.5% during fiscal 2011 compared to fiscal 2010. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services, including personnel who joined Aruba as a result of the acquisition of Azalea in September 2010.

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

Gross margins increased 1.4% during fiscal 2011 compared to fiscal 2010. This increase is due in part to favorable product mix, timing of support renewals and contracts, and channel mix partially offset by an increase in our international revenues and the lower gross margin-profile associated with that revenue.

In fiscal 2010 cost of revenues increased 26.9% compared to fiscal 2009 primarily due to an increase in our product and support and professional services revenues. Gross margins increased 1.7% during fiscal 2010 compared to fiscal 2009 primarily due to product mix of sales on higher-margin controllers and software and better mix of sales with higher-margin channel partners. Further, during fiscal 2010 compared to fiscal 2009 we benefitted from economies of scale within our professional services department that kept our costs down despite the large increase in professional services and support revenues.

Research and Development Expenses

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Research and development expenses	$84,890	$51,619	$40,293
Percent of total revenues	21.4%	19.4%	20.3%

During fiscal 2011, research and development expenses increased 64.5% compared to fiscal 2010, primarily due to an increase of $28.9 million in personnel and related costs, including an increase in stock-based compensation and associated payroll taxes of $13.1 million. The increase is directly related to an increase in headcount of 172 employees, including 52 from our acquisition of Azalea. Facilities expenses increased $1.2 million also due to the increase in headcount and the acquisition of the Azalea facilities. Expenses for consulting and outside agencies increased by $1.6 million as we increased our engineering program spend due to the ongoing evolution of our product roadmap. Depreciation expenses increased $1.0 million and software and hardware maintenance fees increased $0.3 million. Finally, amortization expense increased $0.2 million as a result of our two acquisitions in fiscal 2011.

During fiscal 2010, research and development expenses increased 28.1% compared to fiscal 2009, primarily due to an increase of $8.0 million in personnel and related costs as we added 77 new employees to our research and development team. Personnel and related costs included $3.6 million in stock-based compensation and associated payroll taxes. Expenses for consulting and outside agencies increased $1.3 million due to design and compliance work for our lower priced access point and controllers. Facilities expenses increased $1.1 million related to the increase in headcount. Depreciation expense increased $0.7 million due to an increase in fixtures, machinery and equipment used to design and test new products.

Sales and Marketing Expenses

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Sales and marketing expenses	$154,239	$109,393	$90,241
Percent of total revenues	38.9%	41.0%	45.3%

During fiscal 2011, sales and marketing expenses increased 41.0% compared to fiscal 2010. Personnel and related costs increased $29.6 million primarily due to an increase in headcount of 122 employees. An increase in stock-based compensation and associated payroll taxes of $11.4 million contributed to the increase in personnel and related costs. Commission expense increased $10.0 million corresponding to the increase in revenue. Marketing expenses increased $3.7 million due to new product launches, specifically for our MOVE architecture launch, and user-group conventions we hosted. Recruiting expenses increased $0.7 million as we increased our headcount. Amortization expense of our purchased intangible assets increased $0.6 million as a result of our acquisitions. Finally, depreciation expense increased $0.3 million primarily due to purchases of computer equipment to support the increase in headcount.

During fiscal 2010, sales and marketing expenses increased 21.2% compared to fiscal 2009. Personnel and related costs increased $11.3 million primarily due to an increase in stock-based compensation and associated payroll taxes of $4.1 million, and an increase in headcount of 40 employees. Marketing expenses increased

$2.7 million related to new product launches, website redesign fees and user-group conventions we hosted. Sales and marketing expenses were also impacted by an increase in commission expense of $3.5 million, and an increase in facilities expenses of $0.8 million due to the increase in headcount. Finally, demonstration equipment increased $0.8 million due to the increase in headcount as each new sales representative is provided demonstration equipment and our new products were distributed to sales teams.

General and Administrative Expenses

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

General and administrative expenses	$39,431	$30,953	$23,198
Percent of total revenues	10.0%	11.6%	11.6%

General and administrative expenses during fiscal 2011 increased 27.4% compared to fiscal 2010. Personnel expenses increased $8.4 million due to the increase in headcount and an increase in stock-based compensation and associated payroll taxes of $3.5 million. Facilities expenses increased $0.3 million and recruiting expenses increased $0.5 million, both due to the increase in headcount. Fees for accounting services increased $0.7 million. Business costs related to our foreign operations increased $0.4 million as we expanded internationally. These increases were offset by a decrease of $1.9 million in legal expenses. The higher legal expenses in fiscal 2010 were due to litigation we were involved in at that time and mergers and acquisitions activity.

During fiscal 2010, general and administrative expenses increased 33.4% compared to fiscal 2009, primarily due to an increase of $6.5 million in personnel expenses, including $4.5 million in stock-based compensation and associated payroll taxes. Expenses for outside services increased $0.8 million due to design work associated with our headquarters building as well as fees paid to consultants working on our internal systems. Facilities expenses increased $0.5 million due to an increase in our headcount of 11 employees.

Restructuring Expenses

In November 2008, as a result of the macroeconomic downturn, our board of directors approved a plan to reduce our costs and streamline operations through a combination of a reduction in our work force and the closing of certain facilities. The reduction in our work force was completed during fiscal 2009. Expenses associated with the work force reduction, which were comprised primarily of severance and benefits payments as well as professional fees associated with career transition services, totaled $1.1 million. Additionally, we incurred facility exit costs of $0.3 million.

Litigation Reserves

During fiscal 2010, we recorded charges totaling $21.9 million related to legal matters, which included a one-time payment to Motorola of $19.8 million as part of a Patent Cross License and Settlement Agreement we entered into in November 2009. The remaining $2.1 million of litigation reserves is related to other settlements entered into during fiscal 2010.

Other Income (Expense), net

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Interest income	$1,018	$834	$1,837
Other income (expense), net	2,784	(699)	(705)

Total other income (expense), net	$3,802	$135	$1,132

Interest income increased during fiscal 2011 compared to fiscal 2010. The increase is primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for fiscal 2011 was $152.0 million compared to $116.6 million for fiscal 2010.

Other income (expense), net increased during fiscal 2011 compared to fiscal 2010 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea Networks from $9.5 million at the date of the acquisition to $5.9 million as of July 31, 2011. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Interest income during fiscal 2010 decreased 54.6% from fiscal 2009, primarily due to declining interest rates. Our average yield-to-maturity rate decreased from 2.0% in fiscal 2009 to 0.7% in fiscal 2010.

Other income (expense), net during fiscal 2010 was consistent with fiscal 2009. Other income (expense) includes primarily foreign currency gains and losses driven by the remeasurement of foreign currency transactions into U.S. dollars.

Provision for Income Taxes

As of July 31, 2011, we had net operating loss carryforwards of $230.0 million and $156.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $17.4 million for federal and $18.2 million for state income tax purposes as of July 31, 2011. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

If not utilized, the federal and state net operating loss and federal tax credit carryforwards will begin to expire between 2013 and 2023. Utilization of these net operating losses and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. As of July 31, 2011, based on available positive evidence, we determined that the majority of our deferred tax assets would be more likely than not realizable in the near future, with the exception of certain foreign net operating loss carryforwards as we cannot forecast sufficient future foreign source income to realize these deferred tax assets before they expire. Accordingly, in the fourth quarter of fiscal 2011 we recorded a tax benefit of $72.8 million which was largely attributed to the release of our valuation allowances and the recording of the associated net deferred tax assets on our balance sheet. See Note 9 of Notes to Consolidated Financial Statements.

We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a net increase of less than $0.1 million to the liability for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable.

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended July 31, 2011. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the Three Months Ended
2011	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$97,141	$89,415	$79,100	$69,204
Professional services and support	16,475	16,186	14,602	13,800
Ratable product and related professional services and support	142	150	156	143

Total revenues	113,758	105,751	93,858	83,147
Cost of revenues
Product	31,620	29,964	24,173	22,063
Professional services and support	4,259	4,167	3,542	2,905
Ratable product and related professional services and support	—	—	—	10

Total cost of revenues	35,879	34,131	27,715	24,978

Gross profit	77,879	71,620	66,143	58,169
Operating expenses
Research and development	23,370	22,799	21,608	17,113
Sales and marketing	42,972	40,916	36,936	33,415
General and administrative	11,741	10,319	10,183	7,188

Total operating expenses	78,083	74,034	68,727	57,716

Operating income (loss)	(204)	(2,414)	(2,584)	453
Other income (expense), net
Interest income	261	284	240	233
Other income (expense), net	(4,408)	5,608	(61)	1,645

Total other income (expense), net	(4,147)	5,892	179	1,878
Income (loss) before provision for (benefit from) income taxes	(4,351)	3,478	(2,405)	2,331
Provision for (benefit from) income taxes	(72,536)	277	428	196

Net income (loss)	$68,185	$3,201	$(2,833)	$2,135

Shares used in computing net income (loss) per common share — basic	104,310	102,055	98,795	96,037
Net income (loss) per common share — basic	$0.65	$0.03	$(0.03)	$0.02

Shares used in computing net income (loss) per common share — diluted	119,600	119,367	98,795	113,271
Net income (loss) per common share- diluted	$0.57	$0.03	$(0.03)	$0.02

	For the Three Months Ended
2010	July 31,	April 30,	January 31,	October 31,
	(In thousands, except per share data)

Revenues
Product	$65,564	$56,634	$52,078	$47,198
Professional services and support	11,651	12,167	10,362	10,143
Ratable product and related professional services and support	111	156	215	255

Total revenues	77,326	68,957	62,655	57,596
Cost of revenues
Product	22,624	19,911	18,103	16,432
Professional services and support	2,338	2,201	2,157	2,079
Ratable product and related professional services and support	29	46	68	86

Total cost of revenues	24,991	22,158	20,328	18,597

Gross profit	52,335	46,799	42,327	38,999
Operating expenses
Research and development	13,907	13,874	12,042	11,796
Sales and marketing	30,380	27,697	26,576	24,740
General and administrative	7,353	8,840	7,628	7,132
Litigation reserves	—	1,650	500	19,750

Total operating expenses	51,640	52,061	46,746	63,418

Operating income (loss)	695	(5,262)	(4,419)	(24,419)
Other income (expense), net
Interest income	218	218	187	211
Other income (expense), net	(266)	(189)	(148)	(96)

Total other income (expense), net	(48)	29	39	115
Income (loss) before provision for income taxes	647	(5,233)	(4,380)	(24,304)
Provision for income taxes	224	85	47	372

Net income (loss)	$423	$(5,318)	$(4,427)	$(24,676)

Shares used in computing net income (loss) per common share, basic	92,977	90,874	88,572	87,489
Net income (loss) per common share, basic	$—	$(0.06)	$(0.05)	$(0.28)

Shares used in computing net income (loss) per common share, diluted	108,814	90,874	88,572	87,489
Net income (loss) per common share, diluted	$—	$(0.06)	$(0.05)	$(0.28)

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources

	July 31,	July 31,
	2011	2010
	(In thousands)

Working capital	$269,900	$133,927
Cash and cash equivalents	80,773	31,254
Short-term investments	$153,185	$124,167

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Cash provided by operating activities	$57,990	$25,834	$20,592
Cash used in investing activities	(44,916)	(48,581)	(21,754)
Cash provided by financing activities	$36,446	$12,702	$4,858

As of July 31, 2011, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $78.5 million during fiscal 2011 from $155.4 million in cash, cash equivalents and short-term investments as of July 31, 2010 to $234.0 million as of July 31, 2011.

Cash Flows from Operating Activities

Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the extent to which we increase spending on personnel and the continued growth in revenue and cash collections. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.

During fiscal 2011, net cash provided by operating activities increased $32.2 million compared to fiscal 2010. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $61.3 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and a decrease of $29.1 million from the change in operating assets and liabilities.

During fiscal 2010, net cash provided by operating activities increased $5.2 million compared to fiscal 2009. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $2.1 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and a decrease of $3.1 million from the change in operating assets and liabilities. Further, in November 2009, pursuant to the Settlement Agreement with Motorola, we made a one-time payment to Motorola for $19.8 million.

Cash Flows from Investing Activities

Cash used in investing activities during fiscal 2011 decreased $3.7 million compared to fiscal 2010. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $9.9 million during fiscal 2011. Further, we completed two acquisitions during fiscal 2011 for a total of $4.3 million in cash, net of cash received. See Note 2 of the Notes to Consolidated Financial Statements.

Cash used in investing activities increased $26.8 million during fiscal 2010 compared to fiscal 2009. We purchased more short-term investments during fiscal 2010 compared to fiscal 2009 as we reinvested cash flow from operations. We also sold fewer short-term investments in fiscal 2010 compared to fiscal 2009. Purchases of property and equipment in fiscal 2010 were slightly up compared to fiscal 2009 due to the build-out of our office headquarters.

Cash Flows from Financing Activities

Cash provided by financing activities increased $23.7 million during fiscal 2011 compared to fiscal 2010. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased substantially year-over-year primarily due to increased exercises of stock options by our employees as a result of the increase in our exercise price and an increase in the amount of contributions in our Employee Stock Purchase Plan.

Cash provided by financing activities increased $7.8 million in fiscal 2010 compared to fiscal 2009 also due to the cash proceeds from the issuance of common stock in conjunction with our equity plans as described above. During fiscal 2009 we repurchased shares of our common stock under our stock repurchase program in the amount of $1.0 million. We did not make any additional purchases in fiscal 2010 or fiscal 2011 related to that program.

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

Contractual Obligations

The following is a summary of our contractual obligations:

					More
		Less Than	1 — 3	3 — 5	Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Operating leases	$20,434	$4,823	$8,383	$7,228	$—
Non-cancellable inventory purchase commitments(1)	29,747	29,747	—	—	—

Total contractual obligations	$50,181	$34,570	$8,383	$7,228	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

As of July 31, 2011, our unrecognized tax benefits were $10.9 million which were mostly reflected as a reduction to deferred tax assets, offset by a valuation allowance. As such, there are no material amounts of contractual obligations associated with these unrecognized benefits to be included in the table above.

Off-Balance Sheet Arrangements

As of July 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. Dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $234.0 million and $155.4 million at July 31, 2011 and 2010, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during fiscal 2011, our interest income on cash, cash equivalents and short-term investments would have declined less than $0.1 million assuming consistent investment levels.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON
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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded that, as of July 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ Dominic P. Orr	/s/ Michael M. Galvin

Dominic P. Orr President and Chief Executive Officer September 27, 2011	Michael M. Galvin Chief Financial Officer September 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Aruba Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2011 and July 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLC

San Jose, California
September 27, 2011

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2011	2010
	(In thousands, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$80,773	$31,254
Short-term investments	153,185	124,167
Accounts receivable, net	68,598	41,269
Inventory	29,895	15,159
Deferred costs	6,999	5,451
Prepaids and other	5,097	5,108
Deferred income tax assets	53,310	—

Total current assets	397,857	222,408
Property and equipment, net	14,772	9,919
Goodwill	33,143	7,656
Intangible assets, net	20,863	9,287
Deferred income tax assets	20,143	—
Other assets	2,093	1,437

Total assets	$488,871	$250,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,278	$8,082
Accrued liabilities	61,461	36,458
Income taxes payable	767	519
Deferred revenue, current	54,451	43,422

Total current liabilities	127,957	88,481
Deferred income tax liability	815	—
Deferred revenue, long-term	14,000	10,976
Other long-term liabilities	757	595

Total liabilities	143,529	100,052

Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2011 and 2010 , respectively; 104,905 and 93,606 shares issued and outstanding at July 31, 2011 and 2010, respectively	10	9
Additional paid-in capital	450,147	326,178
Accumulated other comprehensive income	127	98
Accumulated deficit	(104,942)	(175,630)

Total stockholders’ equity	345,342	150,655

Total liabilities and stockholders’ equity	$488,871	$250,707

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended July 31,
	2011	2010	2009
	(In thousands, except per share data)

Revenues
Product	$334,860	$221,474	$161,927
Professional services and support	61,063	44,323	35,946
Ratable product and related professional services and support	591	737	1,386

Total revenues	396,514	266,534	199,259
Cost of revenues
Product	107,820	77,070	59,917
Professional services and support	14,873	8,775	7,437
Ratable product and related professional services and support	10	229	483

Total cost of revenues	122,703	86,074	67,837

Gross profit	273,811	180,460	131,422
Operating expenses
Research and development	84,890	51,619	40,293
Sales and marketing	154,239	109,393	90,241
General and administrative	39,431	30,953	23,198
Restructuring expenses	—	—	1,447
Litigation reserves	—	21,900	—

Total operating expenses	278,560	213,865	155,179

Operating loss	(4,749)	(33,405)	(23,757)
Other income (expense), net
Interest income	1,018	834	1,837
Other income (expense), net	2,784	(699)	(705)

Total other income (expense), net	3,802	135	1,132

Loss before provision for (benefit from) income taxes	(947)	(33,270)	(22,625)
Provision for (benefit from) income taxes	(71,635)	728	788

Net income (loss)	$70,688	$(33,998)	$(23,413)

Shares used in computing net income (loss) per common share — basic	100,299	89,978	84,612

Net income (loss) per common share — basic	$0.70	$(0.38)	$(0.28)

Shares used in computing net income (loss) per common share — diluted	117,117	89,978	84,612

Net income (loss) per common share — diluted	$0.60	$(0.38)	$(0.28)

Stock-based compensation expense included in above:
Cost of revenues	$3,464	$1,397	$1,018
Research and development	23,026	10,716	7,577
Sales and marketing	24,399	14,205	10,520
General and administrative	$12,862	$9,763	$5,464

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)

Balance at July 31, 2008	82,836	$8	$249,131	$(45)	$(118,219)	$130,875
Comprehensive loss:
Unrealized gain on short-term investments	—	—	—	227	—	227
Net loss	—	—	—	—	(23,413)	(23,413)

Total comprehensive loss				—	—	(23,186)

Fair value of shares issued to non-employees	69	—	392	—	—	392
Fair value of stock options issued to non-employees	—	—	37	—	—	37
Exercise of common stock options	1,436	—	1,943	—	—	1,943
Shares purchased under employee stock purchase plan	1,114	—	3,827	—	—	3,827
Repurchase of common stock	(18)	—	449	—	—	449
Stock-based compensation expense related to stock options and awards issued to employees	1,498	1	24,150	—	—	24,151
Repurchase of common stock under stock repurchase program	(191)	—	(991)	—	—	(991)
Excess tax benefit associated with stock-based compensation	—	—	88	—	—	88

Balance at July 31, 2009	86,744	9	279,026	182	(141,632)	137,585
Comprehensive loss:
Unrealized loss on short-term investments, net of taxes	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(33,998)	(33,998)

Total comprehensive loss				—	—	(34,082)

Fair value of shares issued to non-employees	199	—	2,385	—	—	2,385
Fair value of stock options issued to non-employees	—	—	32	—	—	32
Exercise of common stock options	2,974	—	8,116	—	—	8,116
Shares purchased under employee stock purchase plan	1,808	—	4,515	—	—	4,515
Repurchase of common stock	(16)	—	314	—	—	314
Stock-based compensation expense related to stock options and awards issued to employees	1,897	—	31,683	—	—	31,683
Excess tax benefit associated with stock-based compensation	—	—	107	—	—	107

Balance at July 31, 2010	93,606	9	326,178	98	(175,630)	150,655
Comprehensive income:
Unrealized gain on short-term investments, net of taxes	—	—	—	29	—	29
Net income	—	—	—	—	70,688	70,688

Total comprehensive income						70,717

Fair value of shares issued to non-employees	149	—	3,952	—	—	3,952
Exercise of common stock options	6,413	1	29,751	—	—	29,752
Shares purchased under employee stock purchase plan	2,048	—	6,889	—	—	6,889
Repurchase of common stock	—	—	1	—	—	1
Stock-based compensation expense related to stock options and awards issued to employees	1,164	—	54,879	—	—	54,879
Common stock issued in purchase acquisition	1,525	—	28,691	—	—	28,691
Excess tax benefit associated with stock-based compensation	—	—	(194)	—	—	(194)

Balance at July 31, 2011	104,905	$10	$450,147	$127	$(104,942)	$345,342

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities
Net income (loss)	$70,688	$(33,998)	$(23,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,042	10,091	9,686
Provision for doubtful accounts	17	265	138
Write-downs for excess and obsolete inventory	2,647	2,949	3,397
Stock-based compensation expense	63,750	36,081	24,579
Accretion of purchase discounts on short-term investments	1,290	837	(271)
Gains on disposal of fixed assets	(3)	(3)	(15)
Change in carrying value of contingent rights liability	(3,598)	—	—
Deferred income taxes	(72,638)	—	—
Excess tax benefit associated with stock-based compensation	194	(107)	(88)
Changes in operating assets and liabilities:
Accounts receivable	(24,821)	(8,069)	(924)
Inventory	(16,900)	(10,653)	(766)
Prepaids and other	(1,658)	(2,757)	847
Deferred costs	(1,548)	(290)	(606)
Other assets	(240)	50	(50)
Accounts payable	(167)	5,937	(4,926)
Deferred revenue	12,713	11,220	8,698
Other current and noncurrent liabilities	13,331	14,360	4,184
Income taxes payable	(109)	(79)	122

Net cash provided by operating activities	57,990	25,834	20,592

Cash flows from investing activities
Purchases of short-term investments	(144,512)	(122,750)	(101,088)
Proceeds from sales of short-term investments	28,927	10,566	40,443
Proceeds from maturities of short-term investments	84,870	68,860	43,296
Purchases of property and equipment	(9,909)	(5,299)	(4,405)
Proceeds from sale of property and equipment	11	42	—
Cash paid in purchase acquisitions, net of cash acquired	(4,303)	—	—

Net cash used in investing activities	(44,916)	(48,581)	(21,754)

Cash flows from financing activities
Proceeds from issuance of common stock	36,640	12,631	5,761
Repurchases of unvested common stock	—	(36)	—
Repurchases of common stock under stock repurchase program	—	—	(991)
Excess tax benefit associated with stock-based compensation	(194)	107	88

Net cash provided by financing activities	36,446	12,702	4,858

Effect of exchange rate changes on cash and cash equivalents	(1)	1	—
Net increase (decrease) in cash and cash equivalents	49,519	(10,044)	3,696
Cash and cash equivalents, beginning of period	31,254	41,298	37,602

Cash and cash equivalents, end of period	$80,773	$31,254	$41,298

Supplemental disclosure of cash flow information
Income taxes paid	$1,152	$899	$673
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$28,691	$—	$—
Contingent rights issued for purchase acquisition	$9,486	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company is a leading provider of next-generation network access solutions for the mobile enterprise. Its Mobile Virtual Enterprise (“MOVE”) architecture unifies wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. The Company derives its revenues from sales of its ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.

Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. During the first quarter of fiscal 2009, the Company determined that the fair values assigned to certain warrants to purchase preferred stock issued to non-employees were not computed correctly as of the IPO closing date when they automatically converted to warrants to purchase common stock which resulted in $715,000 of excess warrant expense being recognized in other income (expense), net in the third quarter of fiscal 2007. During the first quarter of fiscal 2009, the Company corrected the valuation of these warrants resulting in the inclusion of other income of $715,000 within other income (expense), net and a reduction of additional paid-in capital of $715,000. In addition, during the first quarter of fiscal 2009, the Company determined that stock-based compensation related to its employee stock purchase plan was understated by $48,000 and $87,000 in the third and fourth quarters of fiscal 2007, respectively. During the first quarter of fiscal 2009, the Company corrected these errors resulting in the inclusion of $135,000 of additional stock-based compensation within the Consolidated Statements of Operations for the three months ended October 31, 2007. The Company and its Audit Committee concluded that these errors were not material to the third and fourth quarters of fiscal 2007, the fiscal year ended July 31, 2007 or the results for the year ending July 31, 2009, and therefore, the corrections were recorded in the first quarter of fiscal 2009.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Accounting

While the majority of the Company’s revenue contracts are denominated in United States (“U.S”) dollars, the Company has foreign operations that incur expenses in various foreign currencies. The functional currency of the Company’s subsidiaries is U.S. dollar. Monetary assets and liabilities are remeasured using the current exchange rate at the balance sheet date. Non-monetary assets and liabilities and capital accounts are remeasured using historical exchange rates. Revenues and expenses are remeasured using the average exchange rates in effect during the period. Foreign currency exchange gains and losses, which have not been material for any periods presented, are included in the Consolidated Statements of Operations under other income (expense), net.

Risks and Uncertainties

The Company is subject to all of the risks inherent in operating in the networking and communications industry. These risks include, but are not limited to, a limited operating history, new and rapidly evolving markets, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, customer acceptance of new products, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, and the changing nature of the networking and communications industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products and services, would have a material adverse effect on the Company’s business, operating results and financial position.

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

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If other than temporary impairment (“OTTI”) has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income. The Company determined that there were no investments in its portfolio that were other-than temporarily impaired as of July 31, 2011 and 2010.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and short-term investments. The Company has not experienced any losses on its deposits of its cash and cash equivalents, and its short-term investments due to concentration of credit risk.

The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains a provision for doubtful accounts receivable based upon the expected collectibility of accounts receivable, and to date such losses have been within management’s expectations. See Note 11 in these Notes to Consolidated Financial Statements for more details on significant customers.

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

Charges to the income statement relating to allowance for doubtful accounts were less than $0.1 million, $0.3 million, and $0.1 million, for the fiscal years ended July 31, 2011, 2010, and 2009, respectively.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenues and amounted to approximately $2.6 million, $2.9 million, and $3.4 million, for the fiscal years ended July 31, 2011, 2010, and 2009, respectively.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.

Property and Equipment, net

Property and equipment, net are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally ranging from two to six years, or the lease term, if applicable. Leasehold improvements are recorded at

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost with any reimbursement from the landlord being accounted for as part of rent expense using the straight-line method over the lease term.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations, under other income (expense), net. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-lived Assets

Intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to seven years. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use are based on the fair value of the asset. The Company did not recognize impairment charges in any of the periods presented.

Goodwill

The Company performs an annual goodwill impairment test during the fourth quarter of the fiscal year and when triggering events are present. For purposes of impairment testing, the Company determined that it has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization. As of the date of the assessment, the market capitalization of the Company was substantially in excess of its carrying value. As a result, the Company did not recognize impairment charges in any of the periods presented.

Revenue Recognition and Sales Returns

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for multiple-element revenue arrangements to:

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

The Company adopted this accounting guidance at the beginning of its first quarter of fiscal 2011 on a prospective basis for applicable arrangements originating or materially modified after July 31, 2010. The impact of this adoption was not material to the Company’s financial position and results of operations during fiscal 2011.

This guidance does not generally change the units of accounting for the Company’s revenue transactions. Most non-software products and services qualify as separate units of accounting because they have value to the customer on a stand-alone basis and the Company’s revenue arrangements generally do not include a right of return relative to delivered products.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For sales to direct end-users and channel partners, including value-added resellers (“VARs”), value-added distributors (“VADs”), and original equipment manufacturers (“OEMs”), the Company recognizes product revenue upon delivery, assuming all other revenue recognition criteria are met. For the Company’s hardware appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to identify an end-user prior to shipment to a channel partner. For end-users and channel partners, the Company generally has no significant obligations for future performance such as rights of return or pricing credits. A portion of the Company’s sales are made through distributors under agreements allowing for stocking of the Company’s products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these distributors is initially deferred and revenue is recognized upon sell-through as reported by the distributors to the Company. Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue. The amount of inventory held by resellers pending a sale to an end customer was $2.0 million and $3.7 million as of July 31, 2011 and 2010.

Support and services offerings consist of support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Revenue for professional services is recognized upon delivery or completion of performance. Professional service arrangements are typically short-term in nature and are largely completed within 90 days from the start of service. Revenue for training services is recognized upon delivery of the training.

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

Post-contractual services (“PCS”) that the Company provides to its channel partners differs from PCS that the Company provides to its end customers in that the Company is only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide Level 1 and Level 2 support services to the end customer, including technical support and returned merchandise fulfillment (“RMA”) fulfillment, while the Company’s obligations are only to provide software upgrades and Level 3 technical support in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires.

The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Research and Development Expenses

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred.

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and non-employees based on estimated fair values. The Company’s stock-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards, and performance-based awards, which require an assessment of the probability of vesting. The Company calculates the fair value of restricted stock and performance-based awards which are paid in restricted stock, based on the fair market value of its stock on the date of grant. The Company calculates the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company determines the amount of stock-based compensation expense based on awards that it ultimately expects to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss carryforwards, if it is more likely than not that the tax benefits will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences, research credit carryforwards and net operating loss carryforwards are deductible. To the extent deferred tax assets cannot be recognized under the preceding criteria, a valuation allowance is established.

As a result of the Company’s increasing profitability in fiscal 2011 and expectations for continued profits going forward, the Company determined that it is more likely than not that future profitability will be sufficient to realize deferred income tax assets. In addition, the Company has determined there will be sufficient California taxable income such that it is more likely than not the California research credits available as of fiscal year 2011 would be realizable in the near future. The Company will continue to assess whether a valuation allowance is necessary for any future California research credits generated. In accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”) and related literature, the Company released a majority of its valuation allowances against its deferred income tax assets in the fourth quarter of fiscal 2011. Net income for fiscal 2011 includes a discrete tax benefit of $72.8 million which was largely attributed to the release of the Company’s valuation allowances and the recording of the associated net deferred tax assets on its balance sheet. The Company continues to maintain $0.2 million valuation allowance against a portion of its foreign net operating loss deferred tax assets.

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of July 31, 2011, the Company had $10.9 million of unrecognized tax benefits, and if recognized will have an effect on the Company’s effective tax rate.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) consists of unrealized investment gains and losses from available-for-sale securities. No other-than temporary impairment has been recorded by the Company during fiscal years 2011, 2010 and 2009.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“Topic 820”) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 2 below). ASU 2011-04 is effective for the Company for the third quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (“Topic 220”) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective for the Company in for the third quarter of fiscal 2012 and will be applied retrospectively. The Company’s adoption of ASU 2011-05 will not have an impact on its consolidated results of operations or financial condition.

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Azalea concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 16% was applied to developed product technology and IPR&D. The Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite-lived asset.

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of outdoor mesh routers. Developmental projects that had not reached technological feasibility are recognized as identifiable intangible assets. The principal project at the acquisition date relates to developing multi-radio outdoor mesh routers for the core network for even the largest enterprises. This technology would enable faster internet access for higher throughput performance, covering greater distances for both mesh and video networks. The Company expects to incur an immaterial amount of post-acquisition costs during fiscal 2012. The Company expects to complete all work by the end of fiscal 2012.

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

On November 19, 2010, the Company entered into an agreement with Amigopod, pursuant to which Aruba acquired substantially all of the assets of Amigopod. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The change in fair value from the acquisition date to July 31, 2011 was primarily driven by an increase in the Company’s stock price and the approaching settlement date. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, the maximum contingent rights liability will be no more than $13.5 million as defined in the acquisition agreement.

The following table represents the change in the contingent rights liability:

Level 3
Amount
(In thousands)

Balance as of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(3,598)

Balance as of July 31, 2011	$5,888

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill:

Amount
(In thousands)

As of July 31, 2010	$7,656
Goodwill acquired in acquisition	25,487

As of April 30, 2011	$33,143

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(In thousands, except estimated useful lives)

As of July 31, 2011
Existing technology	4 to 5 years	$22,383	$(10,595)	$11,788
In-process research and development	NA	1,020	—	1,020
Patents/core technology	4 to 6 years	6,026	(3,110)	2,916
Customer contracts	6 to 7 years	6,933	(3,137)	3,796
Support agreements	5 to 6 years	2,917	(1,849)	1,068
Tradenames/trademarks	1 to 5 years	750	(529)	221
Non-compete agreements	2 years	812	(758)	54

Total		$40,841	$(19,978)	$20,863

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(In thousands, except estimated useful lives)

As of July 31, 2010
Existing technology	4 years	$9,283	$(5,914)	$3,369
Patents/core technology	4 years	3,046	(1,940)	1,106
Customer contracts	6 to 7 years	5,083	(2,020)	3,063
Support agreements	5 to 6 years	2,717	(1,284)	1,433
Tradenames/trademarks	5 years	600	(284)	316
Non-compete agreements	2 years	712	(712)	—

Total		$21,441	$(12,154)	$9,287

Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Cost of product revenues	$5,852	$3,082	$3,082
Cost of professional services and support revenues	540	540	540
Sales and marketing	1,432	1,182	1,315

Total amortization expense	$7,824	$4,804	$4,937

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of purchased intangible assets as of July 31, 2011 is as follows:

Amount
(In thousands)

Years ending July 31,
2012	$6,519
2013	4,791
2014	4,083
2015	3,310
Thereafter	1,140

Total	$19,843

4.	Net Income (Loss) Per Common Share

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

	Years Ended July 31,
	2011	2010	2009
	(In thousands, except per share data)

Net income (loss)	$70,688	$(33,998)	$(23,413)

Weighted-average common shares outstanding — basic	100,299	89,978	84,612
Dilutive effect of employee stock plans	16,818	—	—

Weighted-average common shares outstanding — diluted	117,117	89,978	84,612
Net income (loss) per share — basic	$0.70	$(0.38)	$(0.28)

Net income (loss) per share — diluted	$0.60	$(0.38)	$(0.28)

The following outstanding options and restricted stock awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Options to purchase common stock	1,279	4,072	8,212
Restricted stock awards	227	175	860

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-Term Investments

Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

As of July 31, 2011
Corporate bonds and notes	$41,912	$118	$(10)	$42,020
U.S. government agency securities	40,824	33	(7)	40,850
U.S. treasury bills	57,026	72	(5)	57,093
Commercial paper	5,590	2	—	5,592
Certificates of deposit	7,618	12	—	7,630

Total short-term investments	$152,970	$237	$(22)	$153,185

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(In thousands)

As of July 31, 2010
Corporate bonds and notes	$23,802	$69	$(4)	$23,867
U.S. government agency securities	80,683	78	(9)	80,752
U.S. treasury bills	12,816	57	—	12,873
Commercial paper	4,495	—	—	4,495
Certificates of deposit	2,179	1	—	2,180

Total short-term investments	$123,975	$205	$(13)	$124,167

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost	Fair
	Basis	Value
	(In thousands)

As of July 31, 2011
One year or less	$60,255	$60,358
One to two years	92,715	92,827

Total short-term investments	$152,970	$153,185

	Cost	Fair
	Basis	Value
	(In thousands)

As of July 31, 2010
One year or less	$93,597	$93,700
One to two years	30,378	30,467

Total short-term investments	$123,975	$124,167

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during fiscal 2011, 2010 or 2009.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

As of July 31, 2011
Corporate bonds and notes	$6,264	$(10)
U.S. government agency securities	11,576	(7)
U.S. treasury bill	10,029	(5)

	$27,869	$(22)

	Less Than 12 Months
	Fair	Unrealized
	Value	Loss
	(In thousands)

As of July 31, 2010
Corporate bonds and notes	$7,400	$(4)
U.S. government agency securities	15,245	(9)

	$22,645	$(13)

There were no short-term investments in a continuous unrealized loss position for more than 12 months as of July 31, 2011 and 2010.

Fair Value of Financial Instruments

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.

Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no short-term investments classified as Level 3 instruments. There were no transfers between different levels during fiscal 2011.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(In thousands)

As of July 31, 2011
Corporate bonds and notes	$42,020	—	$42,020
U.S. government agency securities	40,850	—	40,850
U.S. treasury bills	57,093	—	57,093
Commercial paper	5,592	—	5,592
Money market funds	16,722	16,722	—

Total cash equivalents and short-term investments	162,277	$16,722	$145,555

Certificates of deposit	7,630
Cash deposits with third-party financial institutions	64,051

Total cash, cash equivalents and short-term investments	$233,958

	Total	Level 1	Level 2
	(In thousands)

As of July 31, 2010
Corporate bonds and notes	$23,867	—	$23,867
U.S. government agency securities	80,752	—	80,752
U.S. treasury bills	12,873	—	12,873
Commercial paper	4,495	—	4,495
Money market funds	9,895	9,895	—

Total cash equivalents and short-term investments	131,882	$9,895	$121,987

Certificates of deposit	2,180
Cash deposits with third-party financial institutions	21,359

Total cash, cash equivalents and short-term investments	$155,421

6.	Balance Sheet Components

The following tables provide details of selected balance sheet items:

	July 31,	July 31,
	2011	2010
	(In thousands)

Accounts Receivable, net
Trade accounts receivable	$68,904	$41,731
Less: Allowance for doubtful accounts	(306)	(462)

Total	$68,598	$41,269

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 31,	July 31,
	2011	2010
	(In thousands)

Inventory
Raw materials	$259	$294
Finished goods	29,636	14,865

Total	$29,895	$15,159

	July 31,	July 31,
	2011	2010
	(In thousands)

Accrued Liabilities
Compensation and benefits	$21,618	$11,363
Inventory	16,704	9,381
Marketing	10,294	7,176
Contingent rights	5,888	—
Other	6,957	8,538

Total	$61,461	$36,458

7.	Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	July 31,	July 31,
	Useful Lives	2011	2010
	(In thousands, except estimated useful lives)

Computer equipment	2 years	$13,613	$7,993
Computer software	2 to 5 years	6,134	4,558
Machinery and equipment	2 years	13,051	10,441
Furniture and fixtures	5 years	3,590	2,397
Leasehold improvements	1 to 6 years	2,844	2,174

Total property and equipment, gross		39,232	27,563
Less: Accumulated depreciation and amortization		(24,460)	(17,644)

Total property and equipment, net		$14,772	$9,919

Depreciation and amortization expense totaled $7.2 million, $5.3 million, and $4.7 million, for the fiscal years ended July 31, 2011, 2010, and 2009, respectively.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Revenue

Deferred revenue consists of the following:

	July 31,	July 31,
	2011	2010
	(In thousands)

Product	$14,356	$16,087
Professional services and support	39,640	27,298
Ratable product and related services and support	455	37

Total deferred revenue, current	54,451	43,422
Professional services and support, long-term	13,787	10,976
Ratable product and related services and support, long-term	213	—

Total deferred revenue, long-term	14,000	10,976

Total deferred revenue	$68,451	$54,398

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

9.	Income Taxes

Loss before income tax provision consists of the following:

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Domestic	$25	$(36,628)	$(24,762)
International	(972)	3,358	2,137

Loss before provision for income taxes	$(947)	$(33,270)	$(22,625)

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes are as follows:

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Current
Federal	$(126)	$(283)	$15
State	99	231	260
Foreign	1,241	874	513

Total current provision for income taxes	1,213	822	788
Deferred
Federal	(59,614)	(85)	—
State	(12,428)	(9)	—
Foreign	(806)	—	—

Total deferred provision for income taxes	(72,848)	(94)	—
Total provision for (benefit from) income taxes	$(71,635)	$728	$788

The deferred income tax provision for (benefit from) for fiscal years 2011, 2010 and 2009, requires, in certain circumstances, items reported in accumulated other comprehensive income to be considered in the realization of the tax benefit associated with a net loss. The specific circumstance relates to pre-tax other accumulated comprehensive income (loss) related to the Company’s available-for-sale securities, and as a result, the Company recorded a deferred income tax liability of less than $0.1 million for fiscal 2011 and 2010.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2011	2010
	(In thousands)

Deferred tax assets
Current
Net operating loss carryforwards	$24,295	$—
Capital loss	75	—
Research and development credits	6,255	—
Accruals and reserves	22,992	31,373

Total deferred tax assets	53,618	31,373
Valuation allowance	(235)	(31,279)
Unrealized loss in other comprehensive income	(73)	(94)

Net deferred tax assets, current	53,310	—

Non-current
Net operating loss carryforwards	—	18,504
Capital loss	—	77
Research and development credits	14,119	11,653
Depreciation and amortization	—	345
Accruals and reserves	6,024	5,714

Total deferred tax assets	20,143	36,293
Valuation allowance	—	(36,293)

Net deferred tax assets, non-current	20,143	—

Net deferred tax assets	73,453	—

Deferred tax liabilities
Non-current
Depreciation and amortization	(808)	—
Book/tax basis in acquired assets	(7)	—

Total deferred tax liabilities	(815)	—

Net deferred tax asset (liability)	$72,638	$—

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As a result of the Company’s increasing profitability in fiscal 2011, expectations for continued profits going forward, and expected material taxable income generated from intercompany payments resulting from the Company’s offshore tax restructuring to be implemented during fiscal year 2012, the Company has determined it is more likely than not that the tax benefits will be realizable in the near future. Accordingly, the Company released a majority of its valuation allowances against its deferred income tax assets, but continues to maintain $0.2 million

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance against a portion of its foreign net operating loss deferred tax assets. The valuation allowance decreased approximately $67.3 million during fiscal year ended July 31, 2011 and increased approximately $12.7 million and $9.5 million, during the fiscal years ended July 31, 2010 and 2009, respectively.

The differences between the provision for income taxes computed at the federal statutory rate and the Company’s actual provision for income taxes are as follows:

	Years Ended July 31,
	2011	2010	2009

Federal income tax provision	(35.0)%	(34.0)%	(34.0)%
State income tax provision (benefit), net of federal benefit	(3.3)%	(3.5)%	0.0%
Foreign taxes	58.3%	(0.9)%	(1.2)%
Stock compensation and warrant expense	452.4%	6.0%	10.6%
Non-deductible expenses	(26.3)%	3.0%	(5.3)%
Research and developments credits	(900.1)%	(6.5)%	(8.6)%
Change in valuation allowance	(7,114.1)%	38.1%	41.9%

Total provision for (benefit from) income taxes	(7,568.1)%	2.2%	3.4%

For the fiscal years ended July 31, 2011, 2010, and 2009, the Company had $230.0 million, $97.4 million, and $84.1 million, respectively, of federal net operating loss carryforwards (“NOLs”), and $156.1 million, $74.4 million, and $71.1 million, respectively, of state NOLs, available to reduce future tax liability. These NOLs will begin to expire in 2023 and 2013 for federal and state tax purposes, respectively. As of the fiscal year ended July 31, 2011 the Company had $0.2 million of federal capital loss carryforwards which will begin to expire in 2014. Approximately $189.2 million of federal net operating losses relates to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit to additional-paid-in-capital if realized. The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company may have a change in ownership, utilization of the carryforwards could be restricted.

The Company has research credit carryforwards for the fiscal years ended July 31, 2011, 2010, and 2009, of approximately $17.4 million, $6.4 million, and $6.0 million, respectively, for federal and $18.2 million, $8.0 million, and $5.7 million, respectively, for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2024. The California credit can be carried forward indefinitely. The Company has minimum-alternative tax (“MAT”) tax credits of less than $0.1 million from its subsidiary in India. The tax holiday in India expired during fiscal year 2011 But it is more likely than not the benefit of the MAT credits will be utilizable after expiration of the tax holiday. The Company has approximately $6.4 million of net operating loss from its Chinese subsidiary which will expire in various amounts beginning December 31, 2011.

Deferred tax liabilities have not been recognized for undistributed earnings for foreign subsidiaries because it is management’s intention to reinvest such undistributed earnings outside the U.S. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of July 31, 2011 was approximately $10.1 million. Generally, such earnings are subject to potential foreign withholding tax and U.S. tax upon remittance of dividends and under certain other circumstances. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At July 31, 2011, the Company had $10.9 million of unrecognized tax benefits, which if recognized would affect the Company’s income tax expense. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized tax benefits during the year is as follows:

Amount
(In thousands)

Balance at July 31, 2008	$3,666
Additions for tax positions related to current year	1,458

Balance at July 31, 2009	5,124
Additions for tax positions related to current year	1,212
Reductions for tax positions related to prior year	(16)

Balance at July 31, 2010	6,320
Additions for tax positions related to current year	4,478
Additions for tax positions related to prior year	199
Reductions for tax positions related to prior year	(129)

Balance at July 31, 2011	$10,868

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

10.	Equity Incentive and Benefit Plans

In April 2002, the Company’s board of directors approved the Company’s 2002 Stock Plan (the “2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”) and the Employee Stock Purchase Plan (“ESPP). Upon the closing of the IPO, all of the remaining shares reserved for issuance under the 2002 Plan, were transferred to the 2007 Plan.

The 2007 Plan provides for annual increases in the number of shares available for issuance equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.

In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Corporate Bonus Plan, which plans have subsequently been amended in fiscal 2011 (the “Bonus Plans”). The Bonus Plans offer the Company’s executive officers and employees the opportunity to earn stock bonuses based on the achievement of specified performance targets during each performance period.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes information about stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value(1)

Balance at July 31, 2008	3,169,466	19,518,002	$4.41		7.4	$44,913,703
Shares reserved for issuance	4,141,807	—
Restricted stock awards granted	(1,626,631)	—
Restricted stock awards forfeited	565,582	—
Options granted	(10,491,975)	10,491,975	3.82	$1.55
Options exercised	—	(1,436,068)	1.35			4,874,878
Options repurchased	18,333	—	0.49
Options cancelled	7,031,994	(7,031,994)	7.48

As of July 31, 2009	2,808,576	21,541,915	3.32		6.7	120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(1,733,374)	—
Restricted stock awards forfeited	280,683	—
Options granted	(5,771,745)	5,771,745	10.11	5.60
Options exercised	—	(2,974,218)	2.73			28,722,784
Options repurchased	15,624	—	2.33
Options cancelled	698,918	(698,918)	5.11

As of July 31, 2010	635,877	23,640,524	5.00		5.9	283,285,534
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(4,460,081)	—
Restricted stock awards forfeited	355,781	—
Options granted	(1,853,890)	1,853,890	21.88	$11.70
Options exercised	—	(6,413,368)	4.64			137,156,274
Options cancelled	916,102	(916,102)	10.11

As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111

Options vested and expected to vest as of July 31, 2011(2)		17,763,527	$6.41		5.0	$294,366,644
Options exercisable as of July 31, 2011		10,833,055	$3.80		4.8	$207,452,354

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Incentive and nonstatutory stock options issued under the 2007 Plan are issued with an exercise price equal to the market value of the Company’s company stock on the date of grant. Options generally vest over a four year period and generally expire in seven years, but no later than ten years. Upon exercise, new shares are issued.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 31, 2011, $38.0 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards

The following table summarizes information about unvested restricted stock awards and units:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share

As of July 31, 2008	3,364,950	$6.81
Awards granted	1,626,631	4.67
Awards vested	(1,566,715)	5.86
Awards forfeited	(565,582)	6.31

As of July 31, 2009	2,859,284	6.21
Awards granted	1,733,374	11.51
Awards vested	(2,096,043)	6.81
Awards forfeited	(280,683)	6.56

As of July 31, 2010	2,215,932	9.74
Awards granted	4,460,081	24.46
Awards vested	(1,226,393)	14.70
Awards forfeited	(355,781)	16.24

As of July 31, 2011	5,093,839	$20.98

Restricted stock units and awards are granted under the 2007 Plan. Restricted stock awards are shares of common stock that vest and restricted stock units are awards that will result in a payment if performance goals are achieved or the awards otherwise vest. The terms and conditions of these awards are established by the plan administrator.

The estimated fair value of restricted stock awards is based on the market price of the Company’s stock on the grant date. The total fair value of the awards granted during the fiscal years ended July 31, 2011, 2010 and 2009 was $109.1 million, $19.9 million, and $7.6 million, respectively. As of July 31, 2011, $73.5 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two year offering period with purchase dates at the end of each six-month purchase period. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. A total of 2,051,915 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2011.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 1, 2010
Shares issued	990,512
Weighted average purchase price per share	$3.02
Purchase date	March 1, 2011
Shares issued	1,056,930
Weighted average purchase price per share	$3.68

Fair Value Disclosures

The total fair value of options and share awards vested in each of the fiscal years ended July 31, 2011, 2010, and 2009, was $35.8 million, $24.3 million, and $15.9 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2011	2010	2009

Risk-free interest rate	1.6%	1.8%	2.0%
Expected term (in years)	4.0	4.3	4.2
Dividend yield	0	0	0
Volatility	70%	71%	66%

Employee Stock Purchase Plan

	Years Ended July 31,
	2011	2010	2009

Risk-free interest rate	0.2% to 0.7%	0.2% to 1.0%	0.5% to 2.3%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	0	0	0
Volatility	41% to 69%	43% to 81%	53% to 101%

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

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Expenses

The following table presents stock-based compensation by award-type:

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

Stock options	$19,324	$16,154	$11,741
Stock awards	38,636	15,954	10,247
Employee stock purchase plan	5,791	3,973	2,591

Total	$63,751	$36,081	$24,579

The amount of capitalized stock-based compensation during the fiscal year ended July 31, 2011, 2010, 2009 was immaterial.

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

The following presents total revenue by geographic region:

	Years Ended July 31,
	2011	2010	2009
	(In thousands)

United States	$250,995	$166,584	$129,991
Europe, Middle East and Africa	62,595	38,140	34,178
Asia Pacific	70,171	51,110	27,023
Rest of World	12,753	10,700	8,067

Total	$396,514	$266,534	$199,259

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents significant channel partners as a percentage of total revenues (*denotes less than 10%):

	Years Ended July 31,
	2011	2010	2009

ScanSource, Inc. (Catalyst)	19.4%	17.1%	*
Avnet Logistics U.S. LP	17.1%	16.6%	10.1%
Alcatel-Lucent	13.9%	10.4%	14.5%

The following table presents significant channel partners as a percentage of total accounts receivable (*denotes less than 10%):

	As of July 31,
	2011	2010

ScanSource, Inc. (Catalyst)	*	31.6%
Avnet Logistics U.S. LP	23.8%	18.2%
Alcatel-Lucent	18.4%	*

12.	Commitments and Contingencies

Legal Matters

The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of July 31, 2011 that, in the opinion of management, were reasonably possible to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the second quarter of fiscal 2010, the Company entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, the Company agreed to pay Motorola $19.8 million. During the second and third quarters of fiscal 2010, the Company recorded additional liabilities of $0.5 million and $1.7 million, respectively, related to legal matters.

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2016. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the fiscal years ended July 31, 2011, 2010, and 2009, was $4.5 million, $3.1 million, and $3.0 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(In thousands)

Year ending July 31,
2012	$4,823
2013	4,414
2014	3,969
2015	3,892
2016	3,336

Total minimum payments	$20,434

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty
Amount
(In thousands)

As of July 31, 2008	$125
Provision	256
Obligations fulfilled during period	(223)

As of July 31, 2009	158
Provision	266
Obligations fulfilled during period	(214)

As of July 31, 2010	210
Provision	462
Obligations fulfilled during period	(268)

As of July 31, 2011	$404

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturer and other suppliers. The Company had $29.7 million and $20.3 million in non-cancelable purchase commitments with these providers as of July 31, 2011 and 2010, respectively. The Company expects to sell all products which it has committed to purchase from these providers.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company is unable to reasonably estimate the maximum amount that could be payable under these provisions since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2011 and 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report of Internal Control Over Financial Reporting on page 55. The effectiveness of our internal control over financial reporting as of July 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The following disclosure is included in this report in lieu of filing a Form 8-K to report events that have occurred within four business days prior to the filing of this report. On September 22, 2011, we entered into a new offer letter with Michael Galvin, the Company’s Chief Financial Officer. The new offer letter supersedes and replaces our prior offer letter with Mr. Galvin from 2005 and provides for his previously announced annual salary of $315,000, effective from April 1, 2011, the date that Mr. Galvin took over the duties of our previous Chief Financial Officer. The new offer letter also provides for a grant to Mr. Galvin of restricted stock units with a value of $3.4 million in connection with his appointment as Chief Financial Officer. The restricted stock units will vest in four equal annual installments beginning one year from March 15, 2011, subject to Mr. Galvin’s continued employment with the Company. The foregoing description is qualified in its entirety by reference to the offer letter which is filed as Exhibit 10.21 to this report and is incorporated by reference in this Item 9B.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2011.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:  See Index to Consolidated Financial Statements in Item 8 of this report

(2) Financial Schedules:  Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(In thousands)

Fiscal year ended July 31, 2009
Allowance for doubtful accounts	$558	$138	$(306)	$390
Sales returns	347	972	(799)	520
Valuation allowance on deferred tax assets	45,337	9,542	—	54,879
Fiscal year ended July 31, 2010
Allowance for doubtful accounts	390	265	(193)	462
Sales returns	520	166	(461)	225
Valuation allowance on deferred tax assets	54,879	12,693	—	67,572
Fiscal year ended July 31, 2011
Allowance for doubtful accounts	462	17	(173)	306
Sales returns	225	458	(397)	286
Valuation allowance on deferred tax assets	$67,572	$—	$(67,337)	$235

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits.  The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September 2011.

ARUBA NETWORKS, INC.

/s/  Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dominic P. Orr and Michael M. Galvin, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	September 27, 2011

/s/ Michael M. Galvin Michael M. Galvin	Chief Financial Officer (Principal Accounting and Financial Officer)	September 27, 2011

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Chief Technology Officer and Director	September 27, 2011

/s/ Bernard Guidon Bernard Guidon	Director	September 27, 2011

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	September 27, 2011

/s/ Michael R. Kourey Michael R. Kourey	Director	September 23, 2011

/s/ Doug Leone Doug Leone	Director	September 27, 2011

/s/ Willem P. Roelandts Willem P. Roelandts	Director	September 24, 2011

/s/ Juergen Rottler Juergen Rottler	Director	September 27, 2011

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	September 27, 2011

EXHIBIT INDEX

Exhibit			Incorporated by Reference Herein
Number		Description	Form	File No.	Exhibit		Filing Date

2.1		Arrangement Agreement dated May 7, 2010 by and among Registrant, Azalea Networks, Felix Zhao, Frank Wang, Fang Wu, Hans Tai and Samuel Chen, as Principal Shareholders, and with respect to Articles VII, VIII and IX only, Hans Tai as Shareholder Representative and U.S. Bank National Association as Escrow Agent	8-K	001-33347	2.1		5/10/2010
2.2		Scheme of Arrangement between Azalea Networks, Registrant, the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein)	8-K	001-33347	2.2		9/3/2010
3.1		Restated Certificate of Incorporation of Registrant	8-K	001-33347	3.1		4/5/2007
3.2		Amended and Restated Bylaws of Registrant	8-K	001-33347	3.1		2/17/2009
4.1		Specimen common stock certificate	S-1	333-139419	4.1		3/7/2007
10.1		Form of Indemnification Agreement between Registrant and its directors and executive officers	8-K	001-33347	10.1		5/20/2011
10	.2‡	AirWave Wireless, Inc. 2000 Stock Plan	S-8	333-149945	99.1		3/28/2008
10	.3‡	2002 Stock Plan of Registrant, as amended	S-1	333-139419	10	.2A	1/24/2007
10	.4‡	Forms of Stock Option Agreements under the 2002 Stock Plan	S-1	333-139419	10	.2B	12/15/2006
10	.5*‡	2007 Equity Incentive Plan of Registrant, as amended
10	.6‡	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	S-1	333-139419	10	.3B	1/24/2007
10	.7‡	Form of Stock Option Agreement for Participants Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.7		9/24/2010
10	.8‡	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	10-Q	001-33347	10.2		12/10/2008
10	.9‡	Form of Restricted Stock Unit Agreement for Recipients Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.9		9/24/2010
10	.10‡	Employee Stock Purchase Plan, as amended	10-Q	001-33347	10.4		3/3/2010
10	.11‡	Form of Subscription Agreement under the Employee Stock Purchase Plan	S-1	333-139419	10	.4B	1/24/2007
10	.12‡	Executive Officer Bonus Plan, as amended	8-K	001-33347	10.1		12/23/2010
10	.13*‡	Outside Director Compensation Policy
10	.14*‡	Change of Control Severance Policy for Officers and Directors
10	.15‡	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic Orr	S-1	333-139419	10.5		12/15/2006
10	.16‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic Orr	10-K	001-33347	10.7		10/6/2009

Exhibit			Incorporated by Reference Herein
Number		Description	Form	File No.	Exhibit	Filing Date

10	.17‡	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	S-1	333-139419	10.6	12/15/2006
10	.18‡	Employment offer letter, dated July 14, 2005, between Registrant and Steffan C. Tomlinson	S-1	333-139419	10.8	12/15/2006
10	.19‡	Amendment to Offer Letter, dated December 2008, between Registrant and Steffan C. Tomlinson	10-K	001-33347	10.12	10/6/2009
10	.20‡	Employment offer letter, dated July 16, 2009, between Registrant and Hitesh Sheth	8-K	001-33347	10.1	8/17/2009
10	.21*‡	Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin
10	.22‡	Consulting Agreement, dated August 1, 2010, between Registrant and Bernard Guidon	10-Q	001-33347	10.2	12/10/2010
10	.23‡	Description of amendments to change of control arrangements with certain executive officers	8-K	001-33347	Item 5.02	3/9/2010
10.24		Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	8-K	001-33347	10.1	12/6/2007
10.25		First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.15	10/6/2009
10.26		Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.17	10/6/2009
10.27		Flextronics Manufacturing Services Agreement, dated January 1, 2005, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd. (the “Flextronics Manufacturing Services Agreement”)	S-1	333-139419	10.15	1/24/2007
10	.28*	Amendment 1 to the Flextronics Manufacturing Services Agreement, dated as of May 5, 2007, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.
10	.29*	Amendment 2 to the Flextronics Manufacturing Services Agreement, dated as of April 22, 2010, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.
10.30		Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	S-1	333-139419	10.16	3/20/2007
10	.31*	Amendment No. 1 to Technology License Agreement, dated as of March 4, 2011, between Registrant and Atheros Communications, Inc.

Exhibit			Incorporated by Reference Herein
Number		Description	Form	File No.	Exhibit	Filing Date

10.32		Software License Agreement, dated as of January 11, 2006, between Registrant and Broadcom Corporation	S-1	333-139419	10.17	1/24/2007
10	.33†	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.18	3/26/2007
10	.34†	Amendment #1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.19	3/26/2007
10	.35†	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.2	12/4/2009
10	.36†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.8	3/11/2011
10.37		Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.3	3/12/2009
10.38		First Amendment to Master Purchase Agreement, dated as of February 26, 2007, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.4	3/12/2009
10	.39†	Distribution Agreement, dated as of June 4, 2007, between Registrant and ScanSource, Inc. (the “ScanSource Distribution Agreement”)	10-Q	001-33347	10.2	3/11/2011
10	.40*†	Amendment 1 to the ScanSource Distribution Agreement, dated as of March 17, 2008, between Registrant and ScanSource, Inc.
10	.41*†	Amendment 2 to the ScanSource Distribution Agreement, dated as of May 27, 2009, between Registrant and ScanSource, Inc.
10	.42†	Distributor Agreement, dated as of June 15, 2007, between Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)	10-Q	001-33347	10.3	3/11/2011
10	.43†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.4	3/11/2011
10	.44†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.5	3/11/2011
10.45		Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between Registrant and Avnet, Inc.	10-Q	001-33347	10.6	3/11/2011

Exhibit			Incorporated by Reference Herein
Number		Description	Form	File No.	Exhibit	Filing Date

10	.46†	Manufacturing Agreement, dated as of November 1, 2008, between Registrant and SerComm Corporation	10-Q	001-33347	10.7	3/11/2011
10	.47*†	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd.
10.48		Patent Cross License and Settlement Agreement dated November 4, 2009	8-K	001-33347	10.1	11/6/2009
10.49		Letter Agreement dated November 4, 2009	8-K	001-33347	10.2	11/6/2009
21	.1*	List of subsidiaries of Registrant
23	.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31	.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31	.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32	.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101	.INS+	XBRL Instance Document
101	.SCH+	XBRL Taxonomy Extension Schema Document
101	.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Confidential treatment has been requested for portions of this exhibit.

‡	Indicates management contract or compensatory plan or arrangement.

+	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.