Form 10-Q
period 2011-10-31
ARUBA NETWORKS, INC.
filed 2011-12-08
CIK 1173752

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 30, 2011 was 107,178,330.

ARUBA NETWORKS, INC.
INDEX

Page
No.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of October 31, 2011 and July 31, 2011	3

Consolidated Statements of Operations for the three months ended October 31, 2011 and 2010	4

Consolidated Statements of Cash Flows for the three months ended October 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults Upon Senior Securities	41

Item 4. (Removed and Reserved)	41

Item 5. Other Information	41

Item 6. Exhibits	42

Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	July 31,
	2011	2011
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$81,241	$80,773
Short-term investments	184,587	153,185
Accounts receivable, net	67,244	68,598
Inventory	25,738	29,895
Deferred costs	10,989	6,999
Prepaids and other	11,922	5,097
Deferred income tax assets	36,496	53,310

Total current assets	418,217	397,857

Property and equipment, net	16,770	14,772
Goodwill	33,143	33,143
Intangible assets, net	19,018	20,863
Deferred income tax assets	23,595	20,143
Other assets	16,867	2,093

Total assets	$527,610	$488,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,218	$11,278
Accrued liabilities	42,450	61,461
Income taxes payable	2,411	767
Deferred income tax liability	41	—
Deferred revenue, current	75,776	54,451

Total current liabilities	125,896	127,957

Deferred income tax liability	6	815
Deferred revenue, long-term	15,505	14,000
Other long-term liabilities	1,025	757

Total liabilities	142,432	143,529

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, and July 31, 2011, respectively; 106,997 and 104,905 shares issued and outstanding at October 31, and July 31, 2011, respectively	11	10
Additional paid-in capital	490,241	450,147
Accumulated other comprehensive income	335	127
Accumulated deficit	(105,409)	(104,942)

Total stockholders’ equity	385,178	345,342

Total liabilities and stockholders’ equity	$527,610	$488,871

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended October 31,
	2011	2010
	(in thousands, except per share data)
Revenues
Product	$101,131	$69,204
Professional services and support	18,083	13,800
Ratable product and related professional services and support	137	143

Total revenues	119,351	83,147

Cost of revenues
Product	32,068	22,063
Professional services and support	4,546	2,905
Ratable product and related professional services and support	—	10

Total cost of revenues	36,614	24,978

Gross profit	82,737	58,169

Operating expenses
Research and development	24,468	17,113
Sales and marketing	45,615	33,415
General and administrative	11,100	7,188

Total operating expenses	81,183	57,716

Operating income	1,554	453

Other income (expense), net
Interest income	276	233
Other income (expense), net	827	1,645

Total other income (expense), net	1,103	1,878

Income before provision for income taxes	2,657	2,331

Provision for income taxes	3,124	196

Net income (loss)	$(467)	$2,135

Shares used in computing net income (loss) per common share- basic	105,937	96,037

Net income (loss) per common share- basic	$(0.00)	$0.02

Shares used in computing net income (loss) per common share- diluted	105,937	113,271

Net income (loss) per common share- diluted	$(0.00)	$0.02

Stock-based compensation expense included in above:
Cost of revenues	$1,259	$475
Research and development	7,417	3,901
Sales and marketing	7,938	5,102
General and administrative	$2,651	$2,090
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended October 31,
	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(467)	$2,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,079	3,299
Provision for doubtful accounts	12	(8)
Write-downs for excess and obsolete inventory	1,403	661
Stock-based compensation expense	19,265	11,568
Accretion of purchase discounts on short-term investments	308	334
Gain on disposal of fixed assets	—	(8)
Change in carrying value of contingent rights liability	(918)	(1,777)
Deferred income taxes	13,362	—
Recovery of escrow funds	(702)	—
Excess tax benefit associated with stock-based compensation	(8,318)	(55)
Changes in operating assets and liabilities:
Accounts receivable	590	822
Inventory	2,345	(1,996)
Prepaids and other	(6,849)	(304)
Deferred costs	(3,990)	780
Other assets	(14,727)	(85)
Accounts payable	(6,206)	(5,190)
Deferred revenue	22,830	1,239
Other current and noncurrent liabilities	(14,693)	4,701
Income taxes payable	9,220	(82)

Net cash provided by operating activities	16,544	16,034

Cash flows from investing activities
Purchases of short-term investments	(53,351)	(28,159)
Proceeds from sales of short-term investments	7,523	7,376
Proceeds from maturities of short-term investments	14,000	24,480
Purchases of property and equipment	(3,417)	(2,861)
Proceeds from sale of property and equipment	—	14
Cash paid in purchase acquisitions, net of cash acquired	—	(1,258)

Net cash used in investing activities	(35,245)	(408)

Cash flows from financing activities
Proceeds from issuance of common stock	10,856	7,447
Excess tax benefit associated with stock-based compensation	8,318	55

Net cash provided by financing activities	19,174	7,502

Effect of exchange rate changes on cash and cash equivalents	(5)	2

Net increase in cash and cash equivalents	468	23,130

Cash and cash equivalents, beginning of period	80,773	31,254

Cash and cash equivalents, end of period	$81,241	$54,384

Supplemental disclosure of cash flow information
Income taxes paid	$453	$409

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$—	$28,691
Contingent rights for purchase acquisition	$—	$9,486
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company is a leading provider of next-generation network access solutions for the mobile enterprise. Its Mobile Virtual Enterprise (“MOVE”) architecture unifies wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. The Company derives its revenues from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region, and employs staff around the world.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed on September 27, 2011. The July 31, 2011 Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States (“U.S.”) of America.
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited Consolidated Financial Statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2011 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2011, its results of operations for the three months ended October 31, 2011 and 2010, and its cash flows for the three months ended October 31, 2011 and 2010. The results for the three months ended October 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2012.
There have been no significant changes in the Company’s accounting policies during the three months ended October 31, 2011, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.
Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-08 on its Consolidated Financial Statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company for the third quarter of fiscal 2012 and will be applied retrospectively. The Company’s adoption of ASU 2011-05 will not have an impact on its consolidated results of operations or financial condition.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 2 below). ASU 2011-04 is effective for the Company for the third quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its Consolidated Financial Statements.

2. Acquisitions
On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. The purchase price included $28.7 million in stock, $1.8 million in cash, $9.5 million in contingent rights and a $2.0 million advance. The purchase price allocation for this acquisition included $24.8 million of goodwill, $16.1 million of amortizable intangible assets, $0.9 million of in-process research and development intangible assets and $0.2 million of net tangible assets.
On December 3, 2010, the Company completed its acquisition of substantially all of the assets of Amigopod for a total purchase price of $3.0 million which resulted in goodwill of $0.6 million.
The Company has included the financial results of these companies in its consolidated results from their respective acquisition dates.
Contingent Rights Liability
Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began August 1, 2011 and ends on December 31, 2011. For shares held in escrow, the payment period begins April 2, 2012 and ends on May 1, 2012. The rights are subject to forfeiture in certain circumstances.
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
The change in fair value from the acquisition date to October 31, 2011 was primarily driven by changes in the Company’s stock price and the approaching settlement date. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, the maximum contingent rights liability will be no more than $13.5 million as defined in the acquisition agreement.
The following table represents the change in the contingent rights liability:

Level 3
Amount
(in thousands)
As of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(3,598)

As of July 31, 2011	5,888
Adjustments to fair value	(918)

As of October 31, 2011	$4,970

3. Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2010	$7,656
Goodwill acquired in acquisition	25,487

As of July 31, 2011	33,143
Goodwill acquired in acquisition	—

As of October 31, 2011	$33,143

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of October 31, 2011
Existing technology	4 to 5 years	$22,383	$(11,684)	$10,699
In-process research and development	NA	1,020	—	1,020
Patents/core technology	4 to 6 years	6,026	(3,373)	2,653
Customer contracts	6 to 7 years	6,933	(3,423)	3,510
Support agreements	5 to 6 years	2,917	(1,993)	924
Tradenames/trademarks	1 to 5 years	750	(579)	171
Non-compete agreements	2 years	812	(771)	41

Total		$40,841	$(21,823)	$19,018

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of July 31, 2011
Existing technology	4 to 5 years	$22,383	$(10,595)	$11,788
In-process research and development	NA	1,020	—	1,020
Patents/core technology	4 to 6 years	6,026	(3,110)	2,916
Customer contracts	6 to 7 years	6,933	(3,137)	3,796
Support agreements	5 to 6 years	2,917	(1,849)	1,068
Tradenames/trademarks	1 to 5 years	750	(529)	221
Non-compete agreements	2 years	812	(758)	54

Total		$40,841	$(19,978)	$20,863

Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Three months ended October 31,
	2011	2010
	(in thousands)
Cost of product revenues	$1,352	$1,228
Cost of professional services and support revenues	135	135
Sales and marketing	358	314

Total amortization expense	$1,845	$1,677

The following table consists of estimated future amortization expense of purchased intangible assets as of October 31, 2011. However, the purchased intangible assets include in-process research and development assets of $1.0 million as of October 31, 2011, that will be amortized when the assets are placed into service. These assets are expected to be placed into service during fiscal 2012 and will be amortized over their remaining useful life.

Amount
(in thousands)
Remaining nine months of fiscal 2012	$4,673
Years ending July 31,
2013	4,791
2014	4,083
2015	3,310
2016	1,039
Thereafter	102

Total	$17,998

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

	Three months ended October 31,
	2011	2010
	(in thousands, except per share data)

Net income (loss)	$(467)	$2,135

Weighted-average common shares outstanding- basic	105,937	96,037
Dilutive effect of employee stock plans	—	17,234

Weighted-average common shares outstanding- diluted	105,937	113,271

Net income (loss) per share- basic	$(0.00)	$0.02

Net income (loss) per share- diluted	$(0.00)	$0.02

The following outstanding stock options and restricted stock awards were excluded from the computation of diluted net income(loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended October 31,
	2011	2010
	(in thousands)
Options to purchase common stock	1,941	1,489
Restricted stock awards	1,475	330

5. Short-term Investments
Short-term investments consist of the following:

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of October 31, 2011
Corporate bonds and notes	$43,877	$46	$(60)	$43,863
U.S. government agency securities	74,693	42	(5)	74,730
U.S. treasury bills	48,715	104	—	48,819
Commercial paper	11,838	3	—	11,841
Certificates of deposit	5,320	14	—	5,334

Total short-term investments	$184,443	$209	$(65)	$184,587

		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$41,912	$118	$(10)	$42,020
U.S. government agency securities	40,824	33	(7)	40,850
U.S. treasury bills	57,026	72	(5)	57,093
Commercial paper	5,590	2	—	5,592
Certificates of deposit	7,618	12	—	7,630

Total short-term investments	$152,970	$237	$(22)	$153,185

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
As of October 31, 2011
One year or less	$73,659	$73,753
One to two years	110,784	110,834

Total short-term investments	$184,443	$184,587

	Cost	Fair
	Basis	Value
	(in thousands)
As of July 31, 2011
One year or less	$60,255	$60,358
One to two years	92,715	92,827

Total short-term investments	$152,970	$153,185

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired as of October 31, and July 31, 2011.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of October 31, 2011
Corporate bonds and notes	$16,359	$(60)
U.S. government agency securities	25,212	(5)

Total	$41,571	$(65)

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$6,264	$(10)
U.S. government agency securities	11,576	(7)
U.S. treasury bill	10,029	(5)

Total	$27,869	$(22)

As of October 31, and July 31, 2011, no securities were in a continuous unrealized loss position for more than twelve months.
Fair Value of Financial Instruments
Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.
Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no short-term investments classified as Level 3 instruments. There were no transfers between different levels during the first quarter of fiscal 2012.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
As of October 31, 2011
Corporate bonds and notes	$43,863	$—	$43,863
U.S. government agency securities	74,730	—	74,730
U.S. treasury bills	48,819	—	48,819
Commercial paper	14,090	—	14,090
Money market funds	23,221	23,221	—

Total cash equivalents and short-term investments	204,723	$23,221	$181,502

Certificates of deposit	5,334
Cash deposits with third-party financial institutions	55,771

Total cash, cash equivalents and short-term investments	$265,828

	Total	Level 1	Level 2
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$42,020	$—	$42,020
U.S. government agency securities	40,850	—	40,850
U.S. treasury bills	57,093	—	57,093
Commercial paper	5,592	—	5,592
Money market funds	16,722	16,722	—

Total cash equivalents and short-term investments	162,277	$16,722	$145,555

Certificates of deposit	7,630
Cash deposits with third-party financial institutions	64,051

Total cash, cash equivalents and short-term investments	$233,958

6. Balance Sheet Components
The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2011	2011
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$67,559	$68,904
Less: Allowance for doubtful accounts	(315)	(306)

Total	$67,244	$68,598

	October 31,	July 31,
	2011	2011
	(in thousands)
Inventory, net
Raw materials	$515	$259
Finished goods	25,223	29,636

Total	$25,738	$29,895

	October 31,	July 31,
	2011	2011
	(in thousands)
Accrued Liabilities
Compensation and benefits	$15,489	$21,618
Inventory	5,501	16,704
Marketing	7,112	10,294
Contingent rights	4,970	5,888
Other	9,378	6,957

Total	$42,450	$61,461

7. Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated	October 31,	July 31,
	Useful Lives	2011	2011
	(in thousands, except estimated useful lives)

Computer equipment	2 years	$12,549	$13,613
Computer software	2 to 5 years	6,609	6,134
Machinery and equipment	2 years	15,097	13,051
Furniture and fixtures	5 years	3,702	3,590
Leasehold improvements	1 to 6 years	4,379	2,844

Total property and equipment, gross		42,336	39,232
Less: Accumulated depreciation and amortization		(25,566)	(24,460)

Total property and equipment, net		$16,770	$14,772

8. Deferred Revenue
Deferred revenue consists of the following:

	October 31,	July 31,
	2011	2011
	(in thousands)
Product	$34,563	$14,356
Professional services and support	40,771	39,640
Ratable product and related services and support	442	455

Total deferred revenue, current	75,776	54,451

Professional services and support, long-term	15,225	13,787
Ratable product and related services and support, long-term	280	213

Total deferred revenue, long-term	15,505	14,000

Total deferred revenue	$91,281	$68,451

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue from July 31, 2011 to October 31, 2011 was primarily due to the timing of orders from the Company’s value added distributors (“VADs”) replenishing their stock to fulfill expected future orders. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
Deferred ratable product and related services and support revenue consists of revenue on transactions where VSOE of fair value of support has not been established and the entire arrangement is being recognized ratably over the support period, which typically ranges from one year to three years. The increase in ratable product and related services and support is due to new billings during the first quarter of fiscal 2012 associated with legacy Azalea transactions accepted during the quarter. These legacy Azalea transactions were shipped prior to the Company’s acquisition of Azalea, but acceptance had not yet been obtained.
9. Income Taxes
For the first quarter of fiscal 2012, the Company generated operating income and consolidated book income before tax and taxable income in the U.S., state and specific foreign jurisdictions.
The Company’s effective tax rate was 117.6% and 8.4% for the first quarter of fiscal 2012 and 2011, respectively. The Company’s income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes for the first quarter of fiscal 2012 and 2011 was $3.1 million and $0.2 million, respectively.
The Company’s effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition related items, and the amortization of deferred tax charges related to its intercompany sale of intellectual property rights. In addition, prior to the fourth quarter of fiscal 2011 the Company maintained a full valuation allowance against the Company’s net deferred tax assets. In the fourth quarter of fiscal 2011 the Company recorded a tax benefit of $72.8 million which was largely attributed to the release of its valuation allowances and the recording of the associated net deferred tax assets on its Consolidated Balance Sheets. For the first quarter of fiscal 2012, the Company utilized a portion of its net operating loss carry forwards and R&D credits and recorded the associated change in net deferred tax assets on its Consolidated Balance Sheets.

The Company also recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. The deferred charge is included in the prepaids and other current assets and the other assets lines of the Consolidated Balance Sheets in the amounts of $6.5 million and $14.6 million, respectively. The deferred charge will be amortized as a component of income tax expense over the 3 year economic life of the intellectual property.
10. Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(3,060,453)	—
Restricted stock awards forfeited	144,409	—
Options granted	(150,000)	150,000	24.53	$13.54
Options exercised	—	(835,243)	5.70			13,770,664
Options cancelled	112,758	(112,758)	11.43

As of October 31, 2011	2,566,060	17,366,943	$6.76		4.7	$294,544,200

Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards activity:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	3,060,453	23.44
Awards vested	(917,645)	19.17
Awards forfeited	(144,409)	20.50

As of October 31, 2011	7,092,238	$22.29

Employee Stock Purchase Plan Activity
During the first quarter of fiscal 2012, 409,920 shares of the Company’s stock were purchased under its Employees Stock Purchase Plan (“ESPP”) at an average price per share of $14.88. The Company also modified the terms of certain existing awards under its ESPP pursuant to the reset provisions of the ESPP, and an increase in contributions from previous employee participants. Consequently, the Company will recognize $4.2 million in incremental stock-based compensation expense over the vesting period. The Company recognized $0.4 million in incremental stock-based compensation expense arising from the modifications for the first quarter of fiscal 2012.

Fair Value Disclosures
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

	Three months ended October 31,
	2011	2010

Risk-free interest rate	1.2%	1.7%
Expected term (in years)	4.0	4.0
Dividend yield	0%	0%
Volatility	74%	70%
Employee Stock Purchase Plan

	Three months ended October 31,
	2011	2010

Risk-free interest rate	0.1% to 0.2%	0.2% to 1.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0%	0%
Volatility	58% to 77%	41% to 101%
Stock-based Compensation Expenses
The following table presents stock-based compensation by award-type:

	Three months ended October 31,
	2011	2010
	(in thousands)
Stock options	$4,375	$4,433
Stock awards	13,108	5,578
Employee stock purchase plan	1,782	1,557

Total	$19,265	$11,568

11. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Three months ended October 31,
	2011	2010
	(in thousands)
Net income (loss)	$(467)	$2,135
Cumulative translation adjustment	254	—
Change in unrealized gain (loss) on short term investments, net of taxes	(46)	76

Total	$(259)	$2,211

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

The following presents total revenue by geographic region:

	Three months ended October 31,
	2011	2010
	(in thousands)
United States	$80,919	$51,752
Europe, Middle East and Africa	18,098	13,153
Asia Pacific	17,600	14,507
Rest of World	2,734	3,735

Total	$119,351	$83,147

The following table presents significant channel partners as a percentage of total revenues (* represents less than 10%):

	Three months ended October 31,
	2011	2010

ScanSource, Inc. (“Catalyst”)	20.9%	20.3%
Avnet Logistics U.S. LP	15.9%	14.4%
Alcatel-Lucent	*	11.2%
13. Commitments and Contingencies
Legal Matters
The Company is involved in disputes, litigation, and other legal actions. While the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position, the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any patent related litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.
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

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Remaining nine months of fiscal 2012	$3,786
Year ending July 31,
2013	4,633
2014	4,177
2015	3,909
2016	3,336

Total minimum payments	$19,841

Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers and enters into various inventory-related purchase commitments with these manufacturers and other suppliers. The Company had $22.1 million and $29.7 million in non-cancelable purchase commitments with these manufacturers as of October 31, 2011 and July 31, 2011, respectively. The Company expects to sell all products that it has committed to purchase from these manufacturers.
Warranties
The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Warranty
Amount
(in thousands)
As of July 31, 2011	$404
Provision	236
Obligations fulfilled during period	(106)

As of October 31, 2011	$534

14. Subsequent Event
On November 17, 2011, the Company announced the execution of a definitive agreement to purchase privately-held Avenda Systems, a leading developer of network security solutions that securely connect users and their personal mobile devices to business networks. The acquisition subsequently closed on November 30, 2011 for a total purchase price of approximately $33.0 million, consisting of approximately $21.0 million in cash and $12.0 million in common stock. In addition, the Company agreed to incremental payments of $6.0 million to the Avenda Systems’ former employees who become the Company’s employees, which will be made over a period of two years from the closing date, subject to certain continued employment restrictions. Based on its evaluation of Avenda Systems’ financial statements the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements for the acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:
•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that our product offerings will enable broader networking initiatives by both our current and potential customers;

•	that, within our indirect channel, sales through our VADs and OEMs will grow, which will negatively impact our gross margins as VADs and OEMs experience a larger net effective discount than our other channel partners;

•	that international revenues will increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	regarding continued momentum in our right-sizing initiative;

•	that sales and marketing expenses for fiscal 2012 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	that general and administrative expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	that ratable product and related professional services and support revenues will decrease in absolute dollars and as a percentage of total revenues in future periods;

•	that, as we expand internationally, we may incur additional costs to conform our products to comply with local laws and product specifications, and we plan to continue to hire additional personnel to support our growing international customer base;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations; and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,
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
Our products have been sold to over 17,000 end customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) and original equipment manufacturers (“OEM’s”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.
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
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks We believe that our product offerings will enable broader networking initiatives by both our current and potential customers in the future. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:
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
Costs and Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each these categories. Personnel-related costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. Our total headcount increased to 1,137 at October 31, 2011 from 1,057 at July 31, 2011. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the first quarter of fiscal 2012. Going forward, we expect to continue to hire employees throughout the company to support our growth.

Acquisition of Avenda Systems
On November 17, 2011, we announced the execution of a definitive agreement to purchase privately-held Avenda Systems, a leading developer of network security solutions that securely connect users and their personal mobile devices to business networks. The acquisition subsequently closed on November 30, 2011 for a total purchase price of approximately $33.0 million, consisting of approximately $21.0 million in cash and $12.0 million in common stock. In addition, we agreed to incremental payments of $6.0 million to the Avenda Systems’ former employees who become our employees, which will be made over a period of two years from the closing date, subject to certain continued employment restrictions.
Revenues, Cost of Revenues and Operating Expenses
Revenues
We derive our revenues from sales of our ArubaOS operating system, controllers, wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenues consist of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:
•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our MOVE architecture and our outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	mix of revenue attributed to various geographic regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.
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
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of our amortization expense related to our purchased intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenues. As a result, these expenses will reduce our operating margins until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2012, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.
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
Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on remeasurement of non-U.S. dollar transactions into U.S. dollars, and in connection with our acquisition of Azalea Networks (“Azalea”) in September 2010, changes in the fair value of our contingent rights liability.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based on information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets. Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2011. There were no material changes to our critical accounting policies during the first quarter of fiscal 2012.

Results of Operations
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three months ended October 31,
	2011	2010

Revenues:
Product	84.7%	83.2%
Professional services and support	15.2%	16.6%
Ratable product and related professional services and support	0.1%	0.2%

Total revenues	100.0%	100.0%

Cost of revenues:
Product	26.9%	26.5%
Professional services and support	3.8%	3.5%
Ratable product and related professional services and support	0.0%	0.0%

Gross margin	69.3%	70.0%

Operating expenses:
Research and development	20.5%	20.6%
Sales and marketing	38.2%	40.2%
General and administrative	9.3%	8.7%

Total operating expenses	68.0%	69.5%

Operating margin	1.3%	0.5%

Other income (expense), net
Interest income	0.2%	0.3%
Other income (expense), net	0.7%	2.0%

Income before provision for income taxes	2.2%	2.8%

Provision for income taxes	2.6%	0.2%

Net income (loss)	(0.4%)	2.6%

Revenues
The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended October 31,
	2011	2010
	(dollars in thousands)

Total revenues	$119,351	$83,147

Type of revenues:
Product	$101,131	$69,204
Professional services and support	18,083	13,800
Ratable product and related professional services and support	137	143

Total revenues	$119,351	$83,147

% revenues by type:
Product	84.7%	83.2%
Professional services and support	15.2%	16.6%
Ratable product and related professional services and support	0.1%	0.2%

Revenues by geography:
United States	$80,919	$51,752
Europe, the Middle East and Africa	18,098	13,153
Asia Pacific	17,600	14,507
Rest of World	2,734	3,735

Total revenues	$119,351	$83,147

% revenues by geography:
United States	67.8%	62.2%
Europe, the Middle East and Africa	15.2%	15.8%
Asia Pacific	14.7%	17.5%
Rest of World	2.3%	4.5%

Total revenues by sales channel:
Indirect	$115,153	$74,513
Direct	4,198	8,634

Total revenues	$119,351	$83,147

% revenues by sales channel:
Indirect	96.5%	89.6%
Direct	3.5%	10.4%
During the first quarter of fiscal 2012, total revenues increased $36.2 million, or 43.5%, over the first quarter of fiscal 2011. An increase in product revenues of 46.1% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 drove the overall increase in total revenues. The increase was attributable to broad-based demand across all of our major geographies and verticals, and the significant growth in our customer base. We added approximately 1,500 new customers during the first quarter of fiscal 2012. Our network rightsizing and MOVE architecture initiatives continue to gain momentum as companies move toward a new access network. The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving this trend.
Professional services and support revenues increased 31.0% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This increase is a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.
Ratable product and related professional services and support revenues decreased slightly during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to the run-off in the amortization of deferred revenue associated with those customer contracts that we entered into prior to our establishment of VSOE of fair value. The current balance of ratable deferred revenue, and subsequent ratable revenue, relates entirely to our acquisition of Azalea. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.
Revenues from our indirect sales channel increased during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 and increased as a percentage of revenue. During the first quarter of fiscal 2011, we recognized revenue for a few large, direct customers which lowered the revenue attributed to indirect customers as a percentage of total revenues. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenues from shipments to locations outside the United States increased during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to strong demand across most of our geographies. However international revenue grew at a slower pace than the U.S., resulting in a decrease as a percentage of revenue compared to the first quarter of fiscal 2011. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011.

Cost of Revenues and Gross Margin

	Three months ended October 31,
	2011	2010
	(dollars in thousands)

Total revenues	$119,351	$83,147

Cost of product	$32,068	$22,063
Cost of professional services and support	4,546	2,905
Cost of ratable product and related professional services and support	—	10

Total cost of revenues	36,614	24,978

Gross profit	$82,737	$58,169

Gross margin	69.3%	70.0%
During the first quarter of fiscal 2012 total cost of revenues increased 46.6% compared to the first quarter of fiscal 2011 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to our contract manufacturers.
Cost of professional services and support revenues increased 56.5% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services.
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
Gross margins decreased 0.7% during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This decrease is due in part to product mix, timing of support renewals and contracts, channel mix and an increase in stock-based compensation expense.
Research and Development Expenses

	Three months ended October 31,
	2011	2010
	(dollars in thousands)
Research and development expenses	$24,468	$17,113
Percent of total revenues	20.5%	20.6%
During the first quarter of fiscal 2012, research and development expenses increased 43.0% compared to the first quarter of fiscal 2011, primarily due to an increase of $7.1 million in personnel and related costs, including an increase in stock-based compensation and associated payroll taxes of $3.7 million. The increase is directly related to an increase in headcount of 111 employees. Facilities and IT-related expenses increased $0.7 million also due to the increase in headcount. Depreciation expenses increased $0.2 million and costs related to internal equipment testing increased $0.2 million. These increases were offset in part by a decrease of $0.9 million in consulting and outside agency expenses for design and compliance work related to our 11n access points and controllers that we incurred in the first quarter of fiscal 2011, but did not repeat in the first quarter of fiscal 2012.
Sales and Marketing Expenses

	Three months ended October 31,
	2011	2010
	(dollars in thousands)
Sales and marketing expenses	$45,615	$33,415
Percent of total revenues	38.2%	40.2%

During the first quarter of fiscal 2012, sales and marketing expenses increased 36.5% compared to the first quarter of fiscal 2011. Personnel and related costs increased $7.3 million primarily due to an increase in headcount of 107 employees. An increase in stock-based compensation and associated payroll taxes of $2.9 million also contributed to the increase in personnel and related costs. Facilities and IT-related expenses increased $0.7 million primarily due to the increase in headcount. Commission expense increased $2.8 million corresponding to the increase in revenue. Marketing expenses increased $1.3 million due to field marketing efforts and product launches.
General and Administrative Expenses

	Three months ended October 31,
	2011	2010
	(dollars in thousands)
General and administrative expenses	$11,100	$7,188
Percent of total revenues	9.3%	8.7%
General and administrative expenses during the first quarter of fiscal 2012 increased 54.4% compared to the first quarter of fiscal 2011. Personnel expenses increased $2.3 million primarily due to the increase in headcount of 44 employees and an increase in stock-based compensation and associated payroll taxes of $0.6 million. Facilities and IT-related expenses increased $0.2 million and recruiting expenses increased $0.1 million, both due to the increase in headcount. Fees for accounting services increased $0.1 million while legal fees increased $0.6 million. Business costs related to our foreign operations increased $0.2 million as we expanded internationally. Finally, depreciation expense increased $0.3 million and insurance costs increased $0.1 million.
Other Income (Expense), Net

	Three months ended October 31,
	2011	2010
	(in thousands)
Interest income	$276	$233
Other income (expense), net	827	1,645

Total other income (expense), net	$1,103	$1,878

Interest income increased slightly during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The increase is primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the first quarter of fiscal 2012 was $190.0 million compared to $135.7 million for first quarter of fiscal 2011.
Other income (expense), net decreased during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. During the first quarter of fiscal 2011, the change in valuation resulted in $1.8 million of other income compared to only $0.9 million of other income during the first quarter of fiscal 2012. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.
Provision for Income Taxes
As of July 31, 2011, we had net operating loss carryforwards of $230.0 million and $156.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $17.4 million for federal and $18.2 million for state income tax purposes as of July 31, 2011. During the first quarter of fiscal 2012 we utilized net operating loss carryforwards of $80.9 million and $37.1 million for federal and state income tax purposes, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.
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
We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a net increase of $0.3 million to the liability for unrecognized tax benefits as long-term taxes payable related to tax positions taken in the current period.

Liquidity and Capital Resources

	October 31,	July 31,
	2011	2011
	(in thousands)
Working capital	$292,321	$269,900
Cash and cash equivalents	81,241	80,773
Short-term investments	$184,587	$153,185

	Three months ended October 31,
	2011	2010
	(in thousands)
Cash provided by operating activities	$16,544	$16,034
Cash used in investing activities	(35,245)	(408)
Cash provided by financing activities	$19,174	$7,502
As of October 31, 2011, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $31.9 million during the first quarter of fiscal 2012 to $265.8 million as of October 31, 2011.
Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the continued growth in revenue and cash collections and the extent to which we increase spending on personnel. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.
During the first quarter of fiscal 2012, net cash provided by operating activities increased $0.5 million compared to the first quarter of fiscal 2011. This increase is primarily attributable to an increase of $11.9 million from operations after adjusting for non-cash items, including changes in deferred income taxes, and stock-based compensation and the related tax benefits, and a decrease of $11.4 million from the change in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities during the first quarter of fiscal 2012 increased $34.8 million compared to the first quarter of fiscal 2011. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $3.4 million during the first quarter of fiscal 2012.
Cash Flows from Financing Activities
Cash provided by financing activities increased $11.7 million during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. The cash proceeds from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan increased year-over-year primarily due to increased exercises of stock options by our employees as a result of the increase in our exercise price and an increase in the amount of contributions in our Employee Stock Purchase Plan. Cash flow from financing activities also increased as a result of the excess tax benefits associated with our stock-based compensation.
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
On November 17, 2011, we announced the execution of a definitive agreement to purchase privately-held Avenda Systems, a leading developer of network security solutions that securely connect users and their personal mobile devices to business networks. The acquisition subsequently closed on November 30, 2011 for a total purchase price of approximately $33.0 million, consisting of approximately $21.0 million in cash and $12.0 million in common stock. In addition, we agreed to incremental payments of $6.0 million to the Avenda Systems’ former employees who become our employees, which will be made over a period of two years from the closing date, subject to certain continued employment restrictions.

Contractual Obligations
The following is a summary of our contractual obligations:

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
	(in thousands)
Operating leases	$19,841	$5,050	$8,548	$6,243	$—
Non-cancellable inventory purchase commitments (1)	22,082	22,082	—	—	—

Total contractual obligations	$41,923	$27,132	$8,548	$6,243	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $265.8 million and $234.0 million as of October 31, and July 31, 2011, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first quarter of fiscal 2012, our interest income on cash, cash equivalents and short-term investments would have been immaterial assuming consistent investment levels.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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
Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. A reduction in IT spending could occur or persist even if economic conditions improve. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.
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
In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:
•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationships with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare, retail, enterprise and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers’ ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	changing market conditions, including current and potential customer consolidation;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	fluctuations in our effective tax rate, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof;

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2011.
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
We implemented a new structure of our corporate organization during the first quarter of fiscal year 2012 to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions. We anticipate achieving a reduction in our overall effective tax rate in the future as a result. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the new structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities as described above, would negatively impact the anticipated tax benefits of the new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the new structure and our future operating results and financial condition may be negatively impacted.
Changes in our tax rates could adversely affect our future results.
We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by the mix of international revenues, nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. Further, the accounting for stock compensation expense in accordance with Accounting Standards Codification Topic 718 Stock Compensation and uncertain tax positions in accordance with Accounting Standards Codification Topic 740 Income Taxes could result in more unpredictability and variability to our future effective tax rates.
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
In our recent history we have incurred net losses and we may not sustain profitability in the future.
We have a history of losses, with a few quarters of profitability during fiscal 2011. We experienced net losses of $0.5 million during the first quarter of fiscal 2012 and generated net income of $2.1 million during the first quarter of fiscal 2011. As of October 31, 2011 and July 31, 2011, our accumulated deficit was $105.4 million and $104.9 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 96.5% and 89.6%, for the first quarter of fiscal 2012 and 2011, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. The table below represents the percentage of total revenues from our top channel partners (* represents less than 10%):

	Three months ended October 31,
	2011	2010

ScanSource, Inc. (“Catalyst”)	20.9%	20.3%
Avnet Logistics U.S. LP	15.9%	14.4%
Alcatel-Lucent	*	11.2%
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
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners (* represents less than 10%):

	October 31,	July 31,
	2011	2011

Avnet Logistics U.S. LP	24.5%	23.8%
ScanSource, Inc.	15.1%	*
Alcatel-Lucent	*	18.4%
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
We are active in the research and development of new products and technologies and enhancing our current products. However, research and development in the enterprise mobility industry is complex and filled with uncertainty. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction of high quality products that are competitive in the marketplace, there could be a material adverse effect on our business, operating results, financial condition and market share. In addition, it is common for research and development projects to encounter delays due to unforeseen problems, resulting in low initial volume production, fewer product features than originally considered desirable and higher production costs than initially budgeted, which may result in lost market opportunities. In addition, any new products or product enhancements that we introduce may not achieve any significant degree of market acceptance or be accepted into our sales channel by our channel partners. There could be a material adverse effect on our business, operating results, financial condition and market share due to such delays or deficiencies in the development, quality, manufacturing and delivery of new products.
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
On November 17, 2011, we announced the execution of a definitive agreement to purchase privately-held Avenda Systems. The acquisition subsequently closed on November 30, 2011. During fiscal year 2011, we completed the acquisitions of Azalea and substantially all of the assets of Amigopod. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. These acquisitions and any future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, these acquisitions and any future acquisitions that we may make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems with acquired or integrated product quality. We may also experience significant liabilities associated with acquired or integrated technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.
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
For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that our contract manufacturers source and incorporate in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor our contract manufacturers have entered into supply agreements. All of our access points incorporate components from Atheros, and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”) and Netlogic Microsystems Inc. (“Netlogic”). We have entered into license agreements with Qualcomm Atheros Inc. (“Atheros”), Broadcom and Netlogic, the termination of which could have a material adverse effect on our business. Our license agreements with Atheros, Broadcom and Netlogic have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Atheros, Broadcom or Netlogic, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenues are dependent upon the sale of products that incorporate components from Atheros, Broadcom or Netlogic.
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
Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. There can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.
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
Our acquisitions have resulted in total goodwill of $33.1 million and intangible assets of $19.0 million as of October 31, 2011. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the United States and in other countries in which we do business. In the United States, various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union (“EU”) have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards.

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
As of October 31, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.4% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.
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
Certain of our executive officers may be entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements upon a change of control of the Company. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future with other officers. Such arrangements could delay or discourage a potential acquisition of the Company.
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
The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the year ended July 31, 2011, filed on September 27, 2011, that our internal control over financial reporting was effective as of July 31, 2011, we must continue to monitor and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
None.
(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit No.		Description

10.1	*
Change of Control Severance Policy for Officers and Directors (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, Commission File No. 001-33347, filed on September 27, 2011)

10.2	*
Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, Commission File No. 001-33347, filed on September 27, 2011)

10.3	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on October 17, 2011)

10.4
Amendment No. 3 to Flextronics Manufacturing Services Agreement, effective as of September 30, 2011, among Registrant, Aruba Networks International Ltd. and Flextronics Sales & Marketing North Asia (L) Ltd.

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	+	XBRL Taxonomy Calculation Linkbase Document

101.LAB	+	XBRL Taxonomy Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 7, 2011

ARUBA NETWORKS, INC.
By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: December 7, 2011

ARUBA NETWORKS, INC.
By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.		Description

10.1	*
Change of Control Severance Policy for Officers and Directors (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, Commission File No. 001-33347, filed on September 27, 2011)

10.2	*
Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin (incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, Commission File No. 001-33347, filed on September 27, 2011)

10.3	*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on October 17, 2011)

10.4
Amendment No. 3 to Flextronics Manufacturing Services Agreement, effective as of September 30, 2011, among Registrant, Aruba Networks International Ltd. and Flextronics Sales & Marketing North Asia (L) Ltd.

31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	+	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	+	XBRL Instance Document

101.SCH	+	XBRL Taxonomy Extension Schema Document

101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	+	XBRL Taxonomy Calculation Linkbase Document

101.LAB	+	XBRL Taxonomy Label Linkbase Document

101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.