Form 10-K/A
period 2011-07-31
ARUBA NETWORKS, INC.
filed 2012-02-08
CIK 1173752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes  ☐     No  ☒

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on September 27, 2011. We are filing this Amendment No. 1 to the Form 10-K (this “Form 10-K/A”) in response to communications with the SEC in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibit 10.47 originally filed with the Form 10-K. The sole purpose of this Form 10-K/A is to file a revised redacted version of Exhibit 10.47, which supersedes in its entirety the Exhibit 10.47 as originally filed with the Form 10-K. Certain portions of the information that were omitted from Exhibit 10.47 as filed with the Form 10-K have now been included as part of the revised Exhibit 10.47. To accomplish the foregoing, this Form 10-K/A hereby amends and restates in its entirety Item 15 of Part IV of the Form 10-K.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update the disclosures in the Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this report

(2) Financial Schedules: Schedule II Valuation and Qualifying Accounts appeared on page 91 of the Form 10-K and should be read in conjunction with the Consolidated Financial Statements included in this report.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits. The exhibits listed on the Exhibit Index on page 4 of this Form 10-K/A are included, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of February 2012.

ARUBA NETWORKS, INC.

/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement dated May 7, 2010 by and among Registrant, Azalea Networks, Felix Zhao, Frank Wang, Fang Wu, Hans Tai and Samuel Chen, as Principal Shareholders, and with respect to Articles VII, VIII and IX only, Hans Tai as Shareholder Representative and U.S. Bank National Association as Escrow Agent	8-K	001-33347	2.1	5/10/2010

2.2	Scheme of Arrangement between Azalea Networks, Registrant, the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein)	8-K	001-33347	2.2	9/3/2010

3.1	Restated Certificate of Incorporation of Registrant	8-K	001-33347	3.1	4/5/2007

3.2	Amended and Restated Bylaws of Registrant	8-K	001-33347	3.1	2/17/2009

4.1	Specimen common stock certificate	S-1	333-139419	4.1	3/7/2007

10.1	Form of Indemnification Agreement between Registrant and its directors and executive officers	8-K	001-33347	10.1	5/20/2011

10.2‡	AirWave Wireless, Inc. 2000 Stock Plan	S-8	333-149945	99.1	3/28/2008

10.3‡	2002 Stock Plan of Registrant, as amended	S-1	333-139419	10.2A	1/24/2007

10.4‡	Forms of Stock Option Agreements under the 2002 Stock Plan	S-1	333-139419	10.2B	12/15/2006

10.5‡	2007 Equity Incentive Plan of Registrant, as amended	10-K	001-33347	10.5	9/27/2011

10.6‡	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	S-1	333-139419	10.3B	1/24/2007

10.7‡	Form of Stock Option Agreement for Participants Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.7	9/24/2010

10.8‡	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	10-Q	001-33347	10.2	12/10/2008

10.9‡	Form of Restricted Stock Unit Agreement for Recipients Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.9	9/24/2010

10.10‡	Employee Stock Purchase Plan, as amended	10-Q	001-33347	10.4	3/3/2010

10.11‡	Form of Subscription Agreement under the Employee Stock Purchase Plan	S-1	333-139419	10.4B	1/24/2007

10.12‡	Executive Officer Bonus Plan, as amended	8-K	001-33347	10.1	12/23/2010

10.13‡	Outside Director Compensation Policy	10-K	001-33347	10.13	9/27/2011

10.14‡	Change of Control Severance Policy for Officers and Directors	10-K	001-33347	10.14	9/27/2011

10.15‡	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic Orr	S-1	333-139419	10.5	12/15/2006

10.16‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic Orr	10-K	001-33347	10.7	10/6/2009

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.17‡	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	S-1	333-139419	10.6	12/15/2006

10.18‡	Employment offer letter, dated July 14, 2005, between Registrant and Steffan C. Tomlinson	S-1	333-139419	10.8	12/15/2006

10.19‡	Amendment to Offer Letter, dated December 2008, between Registrant and Steffan C. Tomlinson	10-K	001-33347	10.12	10/6/2009

10.20‡	Employment offer letter, dated July 16, 2009, between Registrant and Hitesh Sheth	8-K	001-33347	10.1	8/17/2009

10.21‡	Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin	10-K	001-33347	10.21	9/27/2011

10.22‡	Consulting Agreement, dated August 1, 2010, between Registrant and Bernard Guidon	10-Q	001-33347	10.2	12/10/2010

10.23‡	Description of amendments to change of control arrangements with certain executive officers	8-K	001-33347	Item 5.02	3/9/2010

10.24	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	8-K	001-33347	10.1	12/6/2007

10.25	First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.15	10/6/2009

10.26	Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.17	10/6/2009

10.27	Flextronics Manufacturing Services Agreement, dated January 1, 2005, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd. (the “Flextronics Manufacturing Services Agreement”)	S-1	333-139419	10.15	1/24/2007

10.28	Amendment 1 to the Flextronics Manufacturing Services Agreement, dated as of May 5, 2007, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.28	9/27/2011

10.29	Amendment 2 to the Flextronics Manufacturing Services Agreement, dated as of April 22, 2010, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.29	9/27/2011

10.30	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	S-1	333-139419	10.16	3/20/2007

10.31	Amendment No. 1 to Technology License Agreement, dated as of March 4, 2011, between Registrant and Atheros Communications, Inc.	10-K	001-33347	10.31	9/27/2011

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

10.32	Software License Agreement, dated as of January 11, 2006, between Registrant and Broadcom Corporation	S-1	333-139419	10.17	1/24/2007

10.33†	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.18	3/26/2007

10.34†	Amendment #1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.19	3/26/2007

10.35†	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.2	12/4/2009

10.36†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.8	3/11/2011

10.37	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.3	3/12/2009

10.38	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.4	3/12/2009

10.39†	Distribution Agreement, dated as of June 4, 2007, between Registrant and ScanSource, Inc. (the “ScanSource Distribution Agreement”)	10-Q	001-33347	10.2	3/11/2011

10.40†	Amendment 1 to the ScanSource Distribution Agreement, dated as of March 17, 2008, between Registrant and ScanSource, Inc.	10-K	001-33347	10.40	9/27/2011

10.41†	Amendment 2 to the ScanSource Distribution Agreement, dated as of May 27, 2009, between Registrant and ScanSource, Inc.	10-K	001-33347	10.41	9/27/2011

10.42†	Distributor Agreement, dated as of June 15, 2007, between Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)	10-Q	001-33347	10.3	3/11/2011

10.43†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.4	3/11/2011

10.44†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.5	3/11/2011

10.45	Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between Registrant and Avnet, Inc.	10-Q	001-33347	10.6	3/11/2011

		Incorporated by Reference Herein
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.46†	Manufacturing Agreement, dated as of November 1, 2008, between Registrant and SerComm Corporation	10-Q	001-33347	10.7	3/11/2011
10.47*†	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd.
10.48	Patent Cross License and Settlement Agreement dated November 4, 2009	8-K	001-33347	10.1	11/6/2009
10.49	Letter Agreement dated November 4, 2009	8-K	001-33347	10.2	11/6/2009
21.1	List of subsidiaries of Registrant	10-K	001-33347	21.1	9/27/2011
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-33347	23.1	9/27/2011
24.1	Power of Attorney (included on the signature page of the Form 10-K)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-33347	31.1	9/27/2011
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-33347	31.2	9/27/2011
31.3*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-33347	32.1	9/27/2011
101.INS+	XBRL Instance Document	10-K	001-33347	101.INS	9/27/2011

101.SCH+	XBRL Taxonomy Extension Schema Document	10-K	001-33347	101.SCH	9/27/2011
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-33347	101.CAL	9/27/2011
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-33347	101.DEF	9/27/2011
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-33347	101.LAB	9/27/2011
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-33347	101.PRE	9/27/2011

*	Filed herewith.
**	Furnished with the Form 10-K.

†	Confidential treatment has been requested for portions of this exhibit.

‡	Indicates management contract or compensatory plan or arrangement.

+	Furnished with the Form 10-K. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.