Form 10-Q
period 2012-01-31
ARUBA NETWORKS, INC.
filed 2012-03-08
CIK 1173752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of February 29, 2012 was 109,760,420.

ARUBA NETWORKS, INC. INDEX

September 30,
Page
No.
PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of January 31, 2012 and July 31, 2011	3

Consolidated Statements of Operations for the three and six months ended January 31, 2012 and 2011	4

Consolidated Statements of Cash Flows for the six months ended January 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. Mine Safety Disclosure	42

Item 5. Other Information	42

Item 6. Exhibits	42

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	September 30,
	January 31,	July 31,
	2012	2011
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$64,425	$80,773
Short-term investments	211,398	153,185
Accounts receivable, net	69,233	68,598
Inventory	24,490	29,895
Deferred costs	8,927	6,999
Prepaids and other	7,106	5,097
Deferred income tax assets	32,861	53,310

Total current assets	418,440	397,857
Property and equipment, net	18,502	14,772
Goodwill	56,747	33,143
Intangible assets, net	29,874	20,863
Deferred income tax assets	20,373	20,143
Other assets	18,399	2,093

Total assets	$562,335	$488,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,113	$11,278
Accrued liabilities	47,584	61,461
Income taxes payable	2,936	767
Deferred income tax liability	61	—
Deferred revenue, current	72,631	54,451

Total current liabilities	129,325	127,957
Deferred income tax liability	1,893	815
Deferred revenue, long-term	18,147	14,000
Other long-term liabilities	1,041	757

Total liabilities	150,406	143,529

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2012 and July 31, 2011, respectively; 109,215 and 104,905 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	11	10
Additional paid-in capital	530,894	450,147
Accumulated other comprehensive income	(2,185)	127
Accumulated deficit	(116,791)	(104,942)

Total stockholders' equity	411,929	345,342

Total liabilities and stockholders' equity	$562,335	$488,871

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues
Product	$105,970	$79,100	$207,101	$148,304
Professional services and support	20,091	14,602	38,175	28,402
Ratable product and related professional services and support	214	156	351	299

Total revenues	126,275	93,858	245,627	177,005

Cost of revenues
Product	30,452	24,173	62,521	46,236
Professional services and support	5,030	3,542	9,576	6,448
Ratable product and related professional services and support	—	—	—	9

Total cost of revenues	35,482	27,715	72,097	52,693

Gross profit	90,793	66,143	173,530	124,312

Operating expenses
Research and development	27,926	21,608	52,393	38,722
Sales and marketing	49,720	36,936	95,335	70,350
General and administrative	12,698	10,183	23,798	17,371

Total operating expenses	90,344	68,727	171,526	126,443

Operating income (loss)	449	(2,584)	2,004	(2,131)

Other income (expense), net
Interest income	299	240	575	474
Other income (expense), net	2,731	(61)	3,558	1,583

Total other income (expense), net	3,030	179	4,133	2,057

Income (loss) before provision for income taxes	3,479	(2,405)	6,137	(74)

Provision for income taxes	14,861	428	17,986	624

Net loss	$(11,382)	$(2,833)	$(11,849)	$(698)

Shares used in computing net loss per common share- basic	108,084	98,795	107,010	97,416

Net loss per common share- basic	$(0.11)	$(0.03)	$(0.11)	$(0.01)

Shares used in computing net loss per common share- diluted	108,084	98,795	107,010	97,416

Net loss per common share- diluted	$(0.11)	$(0.03)	$(0.11)	$(0.01)

Stock-based compensation expense included in above:
Cost of revenues	$1,377	$938	$2,636	$1,413
Research and development	8,188	5,953	15,605	9,854
Sales and marketing	9,948	6,151	17,886	11,254
General and administrative	$3,411	$3,622	$6,062	$5,712

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended January 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(11,849)	$(698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,974	7,198
Provision for doubtful accounts	(19)	(26)
Write-downs for excess and obsolete inventory	2,696	1,386
Stock-based compensation expense	42,189	28,233
Accretion of purchase discounts on short-term investments	603	668
Loss (gain) on disposal of fixed assets	10	(6)
Change in carrying value of contingent rights liability	(3,238)	(2,105)
Deferred income taxes	19,250	—
Recovery of escrow funds	(702)	—
Excess tax benefit associated with stock-based compensation	(12,066)	(231)
Changes in operating assets and liabilities:
Accounts receivable	(778)	(10,144)
Inventory	1,558	(3,110)
Prepaids and other	(3,003)	(136)
Deferred costs	(2,336)	(930)
Other assets	(15,614)	(479)
Accounts payable	(6,814)	(2,922)
Deferred revenue	22,322	3,230
Other current and noncurrent liabilities	(11,319)	5,499
Income taxes payable	12,520	104

Net cash provided by operating activities	42,384	25,531

Cash flows from investing activities
Purchases of short-term investments	(109,952)	(59,188)
Proceeds from sales of short-term investments	26,525	17,376
Proceeds from maturities of short-term investments	24,500	26,480
Purchases of property and equipment	(5,345)	(4,263)
Cash paid in acquisitions, net of cash acquired	(21,086)	(4,303)

Net cash used in investing activities	(85,358)	(23,898)

Cash flows from financing activities
Proceeds from issuance of common stock	15,200	16,138
Excess tax benefit associated with stock-based compensation	12,066	231

Net cash provided by financing activities	27,266	16,369

Effect of exchange rate changes on cash and cash equivalents	(640)	2

Net increase (decrease) in cash and cash equivalents	(16,348)	18,004

Cash and cash equivalents, beginning of period	80,773	31,254

Cash and cash equivalents, end of period	$64,425	$49,258

Supplemental disclosure of cash flow information
Income taxes paid	$3,410	$590

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$12,000	$30,691
Contingent rights issued for acquisition	$—	$9,486

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

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited Consolidated Financial Statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2011 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2012, its results of operations for the three and six months ended January 31, 2012 and 2011, and its cash flows for the six months ended January 31, 2012 and 2011. The results for the three and six months ended January 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2012.

There have been no significant changes in the Company’s accounting policies during the three and six months ended January 31, 2012, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements (as defined in Note 2 below). ASU 2011-04 is effective for the Company for the third quarter of fiscal 2012 and will be applied prospectively. The Company is currently evaluating the impact of its pending adoption of ASU 2011-04 on its Consolidated Financial Statements but does not expect it to have a material impact.

2. Acquisitions

Avenda Systems

On November 30, 2011, the Company completed its acquisition of Avenda Systems (“Avenda”), a leading developer of network security solutions. The results of Avenda’s operations have been included in the Consolidated Financial Statements since the acquisition date. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price consisted of the following (in thousands, except share and per share data):

Cash	$23,475
Stock (526,996 shares at $22.77 per share)	12,000

Total consideration	$35,475

In addition, the Company agreed to incremental cash payments of approximately $6.0 million to Avenda’s former employees who became the Company’s employees, subject to certain continued employment restrictions. Approximately $3.0 million of the incremental payments was paid immediately after the acquisition date and was included in the purchase price allocation. The remaining balance of approximately $3.0 million was excluded from the purchase price allocation and will be recorded as compensation expense over the two-year service period.

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was allocated to goodwill. Goodwill is not being amortized but reviewed annually for impairment or more frequently if impairment indicators arise. In part, goodwill reflected the benefits the Company expected to realize from the enhancement of Avenda’s solutions to its Mobile Virtual Enterprise (MOVE) architecture, making it simpler and more secure for enterprises to transition to mobile computing and cloud-based applications.

The following table summarizes the estimated purchase price allocation. Estimates of liabilities and other assets are subject to change, pending the Company’s final review of Avenda’s assets and obligations.

(in thousands, except estimated useful lives)
Cash and cash equivalents	$2,389
Other assets	275

Total tangible assets acquired	2,664
Amortizable intangible assets:		Estimated Useful Lives

Existing technology	12,800	4 to 7 years
Customer contracts	300	5 years
Goodwill	23,604

Total assets acquired	39,368
Liabilities assumed	(1,784)
Deferred tax liability	(2,109)

Total	$35,475

The purchased intangible assets have a weighted average useful life of 5.8 years from the date of the acquisition.

The Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations in the period the expense was incurred.

Based on its evaluation of Avenda’s financial statements the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements for the acquisition.

Fiscal Year 2011 Acquisitions

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

Contingent Rights Liability

Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began August 1, 2011 and ended on December 31, 2011. For shares held in escrow, the payment period begins April 2, 2012 and ends on May 1, 2012. The rights are subject to forfeiture in certain circumstances.

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

The change in fair value from the acquisition date to January 31, 2012 was primarily driven by changes in the Company’s stock price, the approaching settlement date and the claim activities that have taken place. Gains and losses on the remeasurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, as of January 31, 2012, the maximum contingent rights liability will be no more than $1.9 million related to the shares still held in escrow, as defined in the acquisition agreement.

The following table represents the change in the contingent rights liability:

Level 3
Amount
(in thousands)
As of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(3,598)

As of July 31, 2011	5,888
Adjustments to fair value	(3,238)
Cash payments made	(1,905)

As of January 31, 2012	$745

3. Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2010	$7,656
Goodwill acquired in acquisitions	25,487

As of July 31, 2011	33,143
Goodwill acquired in acquisition	23,604

As of January 31, 2012	$56,747

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of January 31, 2012
Existing technology	4 to 7 years	$35,183	$(13,170)	$22,013
In-process research and development	NA	570	—	570
Patents/core technology	4 to 6 years	6,476	(3,643)	2,833
Customer contracts	6 to 7 years	7,233	(3,719)	3,514
Support agreements	5 to 6 years	2,917	(2,137)	780
Tradenames/trademarks	1 to 5 years	750	(614)	136
Non-compete agreements	2 years	812	(784)	28

Total		$53,941	$(24,067)	$29,874

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of July 31, 2011
Existing technology	4 to 5 years	$22,383	$(10,595)	$11,788
In-process research and development	NA	1,020	—	1,020
Patents/core technology	4 to 6 years	6,026	(3,110)	2,916
Customer contracts	6 to 7 years	6,933	(3,137)	3,796
Support agreements	5 to 6 years	2,917	(1,849)	1,068
Tradenames/trademarks	1 to 5 years	750	(529)	221
Non-compete agreements	2 years	812	(758)	54

Total		$40,841	$(19,978)	$20,863

Amortization expense is recorded in the Consolidated Statements of Operations under the following:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of product revenues	$1,360	$1,525	$2,713	$2,752
Cost of professional services and support revenues	136	135	270	270
Sales and marketing	748	367	1,106	682

Total amortization expense	$2,244	$2,027	$4,089	$3,704

The following table consists of estimated future amortization expense of purchased intangible assets as of January 31, 2012. However, the purchased intangible assets include in-process research and development assets of $0.6 million as of January 31, 2012, that will be amortized when the projects related to those assets are complete. These assets are expected to be placed into service during fiscal 2012 and will be amortized over their remaining useful life.

Amount
(in thousands)
Remaining six months of fiscal 2012	$4,108
Years ending July 31,
2013	7,318
2014	6,610
2015	5,838
2016	2,716
Thereafter	2,714

Total	$29,304

4. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net loss per share:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)

Net loss	$(11,382)	$(2,833)	$(11,849)	$(698)

Weighted-average common shares outstanding- basic	108,084	98,795	107,010	97,416

Weighted-average common shares outstanding- diluted	108,084	98,795	107,010	97,416

Net loss per share- basic	$(0.11)	$(0.03)	$(0.11)	$(0.01)

Net loss per share- diluted	$(0.11)	$(0.03)	$(0.11)	$(0.01)

5. Short-term Investments

Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of January 31, 2012
Corporate bonds and notes	$42,453	$94	$(16)	$42,531
U.S. government agency securities	99,996	93	(22)	100,067
U.S. treasury bills	48,710	81	—	48,791
Commercial paper	14,689	1	(2)	14,688
Certificates of deposit	5,326	2	(7)	5,321

Total short-term investments	$211,174	$271	$(47)	$211,398

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$41,912	$118	$(10)	$42,020
U.S. government agency securities	40,824	33	(7)	40,850
U.S. treasury bills	57,026	72	(5)	57,093
Commercial paper	5,590	2	—	5,592
Certificates of deposit	7,618	12	—	7,630

Total short-term investments	$152,970	$237	$(22)	$153,185

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost	Fair
	Basis	Value
	(in thousands)
As of January 31, 2012
One year or less	$92,142	$92,250
One to two years	119,032	119,148

Total short-term investments	$211,174	$211,398

	Cost	Fair
	Basis	Value
	(in thousands)
As of July 31, 2011
One year or less	$60,255	$60,358
One to two years	92,715	92,827

Total short-term investments	$152,970	$153,185

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired as of January 31, 2012 and July 31, 2011.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of January 31, 2012
Corporate bonds and notes	$7,913	$(16)
U.S. government agency securities	29,067	(22)
Commercial paper	6,993	(2)
Certificates of deposit	3,075	(7)

Total	$47,048	$(47)

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$6,264	$(10)
U.S. government agency securities	11,576	(7)
U.S. treasury bill	10,029	(5)

Total	$27,869	$(22)

As of January, 31 2012 and July 31, 2011, no securities were in a continuous unrealized loss position for more than twelve months.

Fair Value of Financial Instruments

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.

Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds. Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, U.S. treasury bills, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company has no short-term investments classified as Level 3 instruments. There were no transfers between different levels during the three months ended January 31, 2012.

The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Total	Level 1	Level 2
	(in thousands)
As of January 31, 2012
Corporate bonds and notes	$42,531	—	$42,531
U.S. government agency securities	100,067	—	100,067
U.S. treasury bills	48,791	—	48,791
Commercial paper	16,937	—	16,937
Money market funds	16,732	16,732

Total cash equivalents and short-term investments	225,058	$16,732	$208,326

Certificates of deposit	5,321
Cash deposits with third-party financial institutions	45,444

Total cash, cash equivalents and short-term investments	$275,823

	Total	Level 1	Level 2
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$42,020	$—	$42,020
U.S. government agency securities	40,850	—	40,850
U.S. treasury bills	57,093	—	57,093
Commercial paper	5,592	—	5,592
Money market funds	16,722	16,722	—

Total cash equivalents and short-term investments	162,277	$16,722	$145,555

Certificates of deposit	7,630
Cash deposits with third-party financial institutions	64,051

Total cash, cash equivalents and short-term investments	$233,958

6. Balance Sheet Components

The following tables provide details of selected balance sheet items:

	January 31,	July 31,
	2012	2011
	(in thousands)
Accounts Receivable, net
Trade accounts receivable	$69,365	$68,904
Less: Allowance for doubtful accounts	(132)	(306)

Total	$69,233	$68,598

	January 31,	July 31,
	2012	2011
	(in thousands)
Inventory, net
Raw materials	$400	$259
Finished goods	24,090	29,636

Total	$24,490	$29,895

	January 31,	July 31,
	2012	2011
	(in thousands)
Accrued Liabilities
Compensation and benefits	$22,983	$21,618
Inventory	4,787	16,704
Marketing	8,389	10,294
Contingent rights	745	5,888
Other	10,680	6,957

Total	$47,584	$61,461

7. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Lives	January 31, 2012	July 31, 2011
	(in thousands, except estimated useful lives)
Computer equipment	2 years	$13,633	$13,613
Computer software	2 to 5 years	6,817	6,134
Machinery and equipment	2 years	18,322	13,051
Furniture and fixtures	5 years	3,813	3,590
Leasehold improvements	1 to 6 years	4,071	2,844

Total property and equipment, gross		46,656	39,232
Less: Accumulated depreciation and amortization		(28,154)	(24,460)

Total property and equipment, net		$18,502	$14,772

8. Deferred Revenue

Deferred revenue consists of the following:

	January 31,	July 31,
	2012	2011
	(in thousands)
Product	$27,014	$14,356
Professional services and support	44,731	39,640
Ratable product and related services and support	886	455

Total deferred revenue, current	72,631	54,451
Professional services and support, long-term	17,323	13,787
Ratable product and related services and support, long-term	824	213

Total deferred revenue, long-term	18,147	14,000

Total deferred revenue	$90,778	$68,451

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue from July 31, 2011 to January 31, 2012 was primarily due to the timing of orders from the Company’s value added distributors (“VADs”) replenishing their stock to fulfill expected future orders. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.

9. Income Taxes

For the three months ended January 31, 2012, the Company generated operating income and consolidated book income before tax and taxable income in the U.S., state and certain foreign jurisdictions.

The Company’s effective tax rate was 427.2% and 293.1% for the three and six months ended January 31, 2012, respectively. The Company’s income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes was $14.9 million and $18.0 million for the three and six months ended January 31, 2012, respectively. The effective tax rate for the three months ended January 31, 2012 is higher than the effective tax rate for the three months ended October 31, 2011 due to a consistently forecasted tax provision relative to a reduced pre-tax income forecast.

The Company’s effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition related items, and the amortization of deferred tax charges related to its intercompany sale of intellectual property rights. In addition, prior to the fourth quarter of fiscal 2011 the Company maintained a full valuation allowance against the Company’s net deferred tax assets. In the fourth quarter of fiscal 2011 the Company recorded a tax benefit of $72.8 million which was largely attributed to the release of its valuation allowances and the recording of the associated net deferred tax assets on its Consolidated Balance Sheets. During the first six months of fiscal 2012, the Company utilized a portion of its net operating loss carry forwards and R&D credits and recorded the associated change in net deferred tax assets on its Consolidated Balance Sheets.

The Company also recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. As of January 31, 2012, the deferred charge included in prepaids and other current assets was $2.3 million and the amount included in the other assets lines was $16.0 million. The deferred charge will be amortized as a component of income tax expense over the 3 to 5 year economic life of the intellectual property.

10. Equity Incentive Plans

Stock Option Activity

The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(4,057,791)	—
Restricted stock awards forfeited	262,196	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(1,681,657)	5.41			26,682,259
Options cancelled	193,871	(193,871)	12.33

As of January 31, 2012	1,740,054	16,466,984	$6.83		4.5	$254,175,206

Restricted Stock Award Activity

The following table summarizes the non-vested restricted stock awards activity:

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	4,057,791	22.60
Awards vested	(1,762,045)	19.94
Awards forfeited	(262,196)	20.86

As of January 31, 2012	7,127,389	$22.17

Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Risk-free interest rate	1.2%	1.5%	1.2%	1.6%
Expected term (in years)	4.0	4.0	4.0	4.0
Dividend yield	0%	0%	0%	0%
Volatility	74%	71%	74%	70%

Employee Stock Purchase Plan

	Three and six months ended January 31,
	2012	2011
Risk-free interest rate	0.1% to 0.2%	0.2% to 1.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0%	0%
Volatility	58% to 77%	41% to 101%

Stock-based Compensation Expenses

The following table presents stock-based compensation expense by award-type:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Stock options	$5,037	$5,281	$9,412	$9,714
Stock awards	15,593	9,906	28,702	15,485
Employee stock purchase plan	2,294	1,477	4,075	3,034

Total	$22,924	$16,664	$42,189	$28,233

11. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net loss	$(11,382)	$(2,833)	$(11,849)	$(698)
Change in cumulative translation adjustment	(2,571)	—	(2,316)	—
Change in unrealized gain (loss) on short term investments, net of taxes	50	(55)	4	21

Total	$(13,903)	$(2,888)	$(14,161)	$(677)

12. Segment Information and Significant Customers

The Company operates in one reportable segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The results of the reportable segment are derived directly from the Company’s management reporting system. The Company’s assets are primarily located in the U.S. and not reviewed from a geographical location perspective. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
United States	$76,728	$60,387	$157,647	$112,139
Europe, Middle East and Africa	24,550	15,704	42,649	28,857
Asia Pacific	21,116	15,168	38,716	29,674
Rest of World	3,881	2,599	6,615	6,335

Total	$126,275	$93,858	$245,627	$177,005

The following table presents significant channel partners as a percentage of total revenues (* represents less than 10%):

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
ScanSource, Inc. (Catalyst)	19.1%	17.1%	20.0%	18.6%
Avnet Logistics U.S. LP	12.5%	15.7%	14.2%	15.1%
Alcatel-Lucent	10.1%	15.7%	*	13.6%

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

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Remaining six months of fiscal 2012	$2,551
Year ending July 31,
2013	4,666
2014	4,204
2015	3,918
2016	3,336

Total minimum payments	$18,675

Non-cancelable purchase commitments

The Company outsources the production of its hardware to third-party contract manufacturers and enters into various inventory-related purchase commitments with these manufacturers and other suppliers. The Company had $14.4 million and $29.7 million in non-cancelable purchase commitments with these manufacturers and other suppliers as of January 31, 2012 and July 31, 2011, respectively. The Company expects to sell all products that it has committed to purchase from these manufacturers and other suppliers.

Warranties

The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2011	$404
Provision	425
Obligations fulfilled during period	(231)

As of January 31, 2012	$598

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that revenues from our indirect channels will continue to constitute a significant majority of our future revenues;

•	that our product offerings will enable broader networking initiatives by both our current and potential customers;

•	that international revenues will increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	regarding continued momentum in our rightsizing initiative;

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

Our products have been sold to over 19,000 customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) and original equipment manufacturers (“OEM’s”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

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

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. We believe that our product offerings will enable broader networking initiatives by both our current and potential customers in the future. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in prior quarters that are shipped and revenue recognized in the current quarter, and (3) the amount of deferred revenue entering a given quarter that can be recognized as revenue in that quarter. Our product deferred revenue is comprised of:

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

Costs and Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each these categories. Personnel-related costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. Our total headcount increased to 1,193 at January 31, 2012 from 1,137 at October 31, 2011 and 1,057 at July 31, 2011. The increase in employees was the most significant driver behind the increase in costs and operating expenses in the second quarter and first six months of fiscal 2012. Going forward, we expect to continue to hire employees throughout the company to support our growth.

Acquisition of Avenda Systems

On November 30, 2011, we completed our acquisition of Avenda Systems (“Avenda”). The total purchase price was $33.1 million, net of cash acquired. The purchase price includes $20.5 million in cash, $12.0 million in common stock and an additional $3.0 million in incremental cash payments made after the close date to Avenda’s former employees who became Aruba’s employees. As part of the acquisition, we recorded $13.1 million of intangible assets and $23.6 million of goodwill.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices, in particular the mix between our software solutions, access points and mobility controllers;

•	new product introductions, such as our MOVE architecture and our outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	mix of revenue attributed to various geographic regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenues and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based on information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets. Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2011. There were no material changes to our critical accounting policies during the second quarter of fiscal 2012.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
Revenues:
Product	83.9%	84.3%	84.3%	83.8%
Professional services and support	15.9%	15.5%	15.6%	16.0%
Ratable product and related professional services and support	0.2%	0.2%	0.1%	0.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Product	24.1%	25.7%	25.5%	26.1%
Professional services and support	4.0%	3.8%	3.9%	3.7%
Ratable product and related professional services and support	0.0%	0.0%	0.0%	0.0%

Gross margin	71.9%	70.5%	70.6%	70.2%
Operating expenses:
Research and development	22.1%	23.0%	21.3%	21.9%
Sales and marketing	39.4%	39.4%	38.8%	39.7%
General and administrative	10.0%	10.9%	9.7%	9.8%

Total operating expenses	71.5%	73.3%	69.8%	71.4%

Operating margin	0.4%	(2.8%)	0.8%	(1.2%)
Other income (expense), net
Interest income	0.2%	0.3%	0.2%	0.3%
Other income (expense), net	2.2%	(0.1%)	1.5%	0.9%

Income (loss) before provision for income taxes	2.8%	(2.6%)	2.5%	0.0%
Provision for income taxes	11.8%	0.4%	7.3%	0.4%

Net loss	(9.0%)	(3.0%)	(4.8%)	(0.4%)

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total revenues	$126,275	$93,858	$245,627	$177,005

Type of revenues:
Product	$105,970	$79,100	$207,101	$148,304
Professional services and support	20,091	14,602	38,175	28,402
Ratable product and related professional services and support	214	156	351	299

Total revenues	$126,275	$93,858	$245,627	$177,005

% revenues by type:
Product	83.9%	84.3%	84.3%	83.8%
Professional services and support	15.9%	15.5%	15.6%	16.0%
Ratable product and related professional services and support	0.2%	0.2%	0.1%	0.2%
Revenues by geography:
United States	$76,728	$60,387	$157,647	$112,139
Europe, the Middle East and Africa	24,550	15,704	42,649	28,857
Asia Pacific	21,116	15,168	38,716	29,674
Rest of World	3,881	2,599	6,615	6,335

Total revenues	$126,275	$93,858	$245,627	$177,005

% revenues by geography:
United States	60.8%	64.3%	64.2%	63.3%
Europe, the Middle East and Africa	19.4%	16.7%	17.4%	16.3%
Asia Pacific	16.7%	16.2%	15.7%	16.8%
Rest of World	3.1%	2.8%	2.7%	3.6%
Total revenues by sales channel:
Indirect	$111,290	$87,598	$226,444	$162,110
Direct	14,985	6,260	19,183	14,895

Total revenues	$126,275	$93,858	$245,627	$177,005

% revenues by sales channel:
Indirect	88.1%	93.3%	92.2%	91.6%
Direct	11.9%	6.7%	7.8%	8.4%

During the second quarter of fiscal 2012, total revenues increased $32.4 million, or 34.5%, over the second quarter of fiscal 2011. An increase in product revenues of 34.0% during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 drove the overall increase in total revenues. During the first six months of fiscal 2012, total revenues increased $68.6 million compared to the first six months of fiscal 2011, also driven by an increase in product revenues of $58.8 million over the same period.

The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving the increase in demand for our products. Our network rightsizing and MOVE architecture initiatives continue to gain momentum as companies move toward a new access network. Revenues in our key verticals increased, especially in our general enterprise business. Further our AirWave and Amigopod software solutions contributed to the increase in revenues. We added over 1,500 new customers during the second quarter of fiscal 2012 and over 3,000 during the first six months of fiscal 2012. Our cumulative customer total is over 19,000.

Professional services and support revenues increased 37.6% during the second quarter of fiscal 2012 compared to the same period in fiscal 2011, and 34.4% during the first six months of fiscal 2012 compared to the same period in fiscal 2011. This increase is primarily a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.

Ratable product and related professional services and support revenues relate entirely to our acquisition of Azalea in fiscal year 2011. We expect ratable product and related professional services and support revenues to continue to decrease in absolute dollars and as a percentage of total revenues in future periods.

Revenues from our indirect sales channel increased during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 but decreased as a percentage of revenue as we recognized revenue for a few large, direct customers during this quarter which lowered the percentage of revenue attributed to indirect customers as a percentage of total revenues. During the first six months of fiscal 2012, the percentage of revenue from our indirect customers increased slightly from the first six months of fiscal 2011 and was in our normal range. Going forward, we expect to continue to derive a significant majority of our total revenues from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.

Revenues from shipments to locations outside the United States increased during the second quarter and first six months of fiscal 2012 compared to the same periods of fiscal 2011 due to strong demand across most of our geographies. As a percentage of total revenue, international revenues increased during the second quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily due to strong growth in Europe. During the first six months of fiscal 2012, international revenues as a percentage of total revenues decreased slightly as revenues from the U.S. grew at a faster rate than international revenues. We continue to expand into international locations and introduce our products in new markets, and we expect international revenues to increase in absolute dollars and remain consistent or increase as a percentage of total revenues in fiscal 2012 compared to fiscal 2011.

Cost of Revenues and Gross Margin

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total revenues	$126,275	$93,858	$245,627	$177,005

Cost of product	$30,452	$24,173	$62,521	$46,236
Cost of professional services and support	5,030	3,542	9,576	6,448
Cost of ratable product and related professional services and support	—	—	—	9

Total cost of revenues	35,482	27,715	72,097	52,693

Gross profit	$90,793	$66,143	$173,530	$124,312

Gross margin	71.9%	70.5%	70.6%	70.2%

During the second quarter and first six months of fiscal 2012, total cost of revenues increased 28.0% and 36.8%, respectively, compared to the same periods in fiscal 2011. These increases were primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenues consists of payments to our contract manufacturers.

Cost of professional services and support revenues increased 42.0% and 48.5% during the second quarter and first six months of fiscal 2012, respectively, compared to the same periods in fiscal 2011. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base which would increase our cost of professional services and support.

Gross margins increased 1.4% during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This increase is primarily due to strong software sales, improved access point gross margins, and our ratio of direct to indirect sales. During the first six months of fiscal 2012, gross margin was consistent with our results from the first six months of fiscal 2011.

Research and Development Expenses

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Research and development expenses	$27,926	$21,608	$52,393	$38,722
Percent of total revenues	22.1%	23.0%	21.3%	21.9%

During the second quarter of fiscal 2012, research and development expenses increased 29.2% compared to the second quarter of fiscal 2011, primarily due to an increase of $4.5 million in personnel and related costs, including an increase in stock-based compensation and payroll taxes of $2.1 million. The increase is directly related to an increase in headcount of 95 employees. Facilities and IT-related expenses increased $0.6 million also primarily due to the increase in headcount. Expenses for consulting and outside agency expenses increased $0.5 million primarily due to costs associated with our product development effort. Depreciation expenses increased $0.2 million as we continue to purchase tooling and equipment to support our research and development efforts. Amortization expense increased $0.3 million primarily as a result of our acquisition of Avenda in November 2011.

During the first six months of fiscal 2012, research and development expenses increased 35.3% compared to the first six months of fiscal 2011. As the result of the increase in headcount, personnel and related costs increased $11.7 million, including an increase in stock-based compensation and payroll taxes of $5.7 million. Facilities and IT-related expenses increased $1.3 million also primarily due to the increase in headcount. Depreciation expense increased $0.4 million while amortization expense increased $0.3 million due to our acquisition of Avenda. Costs related to internal equipment testing increased $0.2 million to support our research and development efforts. These increases were partially offset by a decrease in consulting and outside agency expenses of $0.4 million primarily due to design and compliance work related to our 11n access points and controllers that we incurred in the first six months of fiscal 2011 but did not repeat in the first six months of fiscal 2012.

Sales and Marketing Expenses

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Sales and marketing expenses	$49,720	$36,936	$95,335	$70,350
Percent of total revenues	39.4%	39.4%	38.8%	39.7%

During the second quarter of fiscal 2012, sales and marketing expenses increased 34.6% compared to the second quarter of fiscal 2011. Personnel and related costs increased $8.3 million primarily due to an increase in headcount of 121 employees. An increase in stock-based compensation and payroll taxes of $3.8 million contributed to the increase in personnel and related costs. Facilities and IT-related expenses increased $0.7 million primarily due to the increase in headcount. Commission expense increased $2.7 million corresponding to the increase in revenue. Marketing expenses increased $0.7 million due to field marketing efforts and product launches. Finally, amortization expense increased $0.4 million primarily as a result of our acquisition of Avenda.

During the first six months of fiscal 2012, sales and marketing expenses increased 35.5% compare to the first six months of fiscal 2011 primarily due to an increase in headcount. Personnel and related costs increased $15.6 million, including an increase of $6.7 million in stock-based compensation and payroll taxes. The increase in headcount also drove the increase in facilities and IT-related expenses of $1.4 million. Commission expense increased $5.5 million primarily due to our increase in revenues, and marketing expenses increased $2.0 million primarily due to product launches Amortization expense increased $0.5 million as a result of our acquisition of Avenda.

General and Administrative Expenses

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
General and administrative expenses	$12,698	$10,183	$23,798	$17,371
Percent of total revenues	10.0%	10.9%	9.7%	9.8%

General and administrative expenses during the second quarter of fiscal 2012 increased 24.7% compared to the second quarter of fiscal 2011. Personnel expenses increased $0.7 million primarily due to the increase in headcount of 32 employees. Facilities and IT-related expenses increased $0.3 million also primarily due to the increase in headcount. Legal fees increased $1.0 million and operating costs related to our foreign operations increased $0.2 million as we expanded internationally. Fees for outside services increased $0.3 million due to an increase in training costs and other compliance-related costs.

General and administrative expenses during the first six months of fiscal 2012 increased 37.0% compared to the first six months of fiscal 2011. Personnel expenses increased $3.1 million primarily due to the increase in headcount and an increase in stock-based compensation and payroll taxes of $0.4 million. Legal fees increased $1.6 million while operating costs related to our foreign operations increased $0.4 million as we expanded internationally. Depreciation expense increased $0.6 million and insurance costs increased $0.3 million. Fees for outside services increased $0.7 million due to an increase in training costs and other compliance-related costs. These increases were partially offset by a decrease in facilities and IT-related expenses of $0.5 million as we began allocating these expenses based on headcount in some of our international subsidiaries.

Other Income (Expense), Net

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest income	$299	$240	$575	$474
Other income (expense), net	2,731	(61)	3,558	1,583

Total other income (expense), net	$3,030	$179	$4,133	$2,057

Interest income increased slightly during the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011. The increase is primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the second quarter of fiscal 2012 was $220.2 million compared to $143.4 million for the second quarter of fiscal 2011. Our average interest-earning cash and investment balance for the first six months of fiscal 2012 was $200.1 million compared to $141.8 million for the first six months of fiscal 2011.

Other income (expense), net increased during the second quarter and first six months of fiscal 2012 compared to the second quarter and first six months of fiscal 2011 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. The change in valuation resulted in $2.3 million and $3.2 million of other income for the second quarter and first six months of fiscal 2012, respectively. The change in valuation resulted in $0.3 million and $2.1 million of other income for the second quarter and first six months of fiscal 2011, respectively. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The provision for income taxes for the second quarter and first six months of fiscal 2012 was $14.9 million and $18.0 million, respectively. Our income tax provision consists of federal, foreign and state income taxes. Our effective tax rate was 427.2% and 293.1% during those periods. During the second quarter and first six months of fiscal 2011, we generated operating losses. We also generated book and taxable income in U.S. and certain foreign jurisdictions for the same periods, without consideration of windfall tax benefits. Our provision for income taxes was $0.4 million and $0.6 million for the second quarter and first six months of fiscal 2011, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, R&D credits, certain acquisition related items, the amortization of deferred tax charges related to our intercompany sale of intellectual property rights. In addition, prior to the fourth quarter of fiscal 2011 we maintained a full valuation allowance against our net deferred tax assets. In the fourth quarter of fiscal 2011 we recorded a tax benefit of $72.8 million which was largely attributed to the release of our valuation allowances and the recording of the associated net deferred tax assets on our Consolidated Balance Sheets. During the first six months of fiscal 2012, we utilized a portion of our net operating loss (“NOL”) carry forwards and R&D credits and recorded the associated change in net deferred tax assets on our Consolidated Balance Sheets.

We also recorded a deferred charge during the first and second quarters of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in the prepaids and other current assets and the other assets lines of the Consolidated Balance Sheets. As of January 31, 2012, the balance in the prepaids and other current assets was $2.3 million, and $16.0 million in other assets. The deferred charge will be amortized as a component of income tax expense over the 3 to 5 year economic life of the intellectual property.

Our effective tax rate for the second quarter and first six months of fiscal 2012 is higher when compared to the same periods in fiscal 2011 primarily due to material taxable income related to the intercompany sale of intellectual property rights during fiscal 2012. The effective tax rate for the second quarter of fiscal 2012 is higher than the effective tax rate for the first six months of fiscal 2012 due to a consistently forecasted tax provision relative to a reduced pre-tax income forecast compared to the first quarter of fiscal 2012.

Our effective tax rate in fiscal 2012 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by such things as the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

As of July 31, 2011, we had NOL carryforwards of $230.0 million and $156.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $17.4 million for federal and $18.2 million for state income tax purposes as of July 31, 2011. During the second quarter and first six months of fiscal 2012 we utilized federal income tax NOL carryforwards of $8.3 million and $89.2 million, respectively. During the second quarter and first six months of fiscal 2012 we utilized state income tax NOL carryforwards of $1.9 million and $39.0, respectively. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

If not utilized, the federal and state NOL and federal tax credit carryforwards will begin to expire between 2013 and 2023. Utilization of these NOL and credit carryforwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a net increase to the liability for unrecognized tax benefits as long-term taxes payable related to tax positions taken in the current period of $0.1 million and $0.3 million for the second quarter and first six months of fiscal 2012, respectively.

Liquidity and Capital Resources

	January 31,	July 31,
	2012	2011
	(in thousands)
Working capital	$289,115	$269,900
Cash and cash equivalents	64,425	80,773
Short-term investments	$211,398	$153,185

	Six months ended January 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$42,384	$25,531
Cash used in investing activities	(85,358)	(23,898)
Cash provided by financing activities	$27,266	$16,369

As of January 31, 2012, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $41.9 million during the second quarter of fiscal 2012 to $275.8 million as of January 31, 2012.

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

During the first six months of fiscal 2012, net cash provided by operating activities increased $16.9 million compared to the first six months of fiscal 2011. This increase is primarily attributable to an increase of $11.4 million from operations after adjusting for non-cash items, including changes in deferred income taxes, and stock-based compensation and the related tax benefits, and an increase of $5.4 million from the change in operating assets and liabilities.

Cash Flows from Investing Activities

Cash used in investing activities during the first six months of fiscal 2012 increased $61.5 million compared to the first six months of fiscal 2011. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $5.3 million during the first six months of fiscal 2012. Further, during the second quarter of fiscal 2012, we completed our acquisition of Avenda. Cash paid for the acquisition, net of cash received was $21.1 million. See Note 2 of the Notes to Consolidated Financial Statements for more information.

Cash Flows from Financing Activities

Cash provided by financing activities increased $10.9 million during the first six months of fiscal 2012 compared to the first six months of fiscal 2011.The increase was primarily the result of the excess tax benefits associated with our stock-based compensation.

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

Contractual Obligations

The following is a summary of our contractual obligations:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$18,675	$5,092	$8,333	$5,250	$—
Non-cancellable inventory purchase commitments (1)	14,414	14,414	—	—	—

Total contractual obligations	$33,089	$19,506	$8,333	$5,250	$—

(1)	We outsource the production of our hardware to third-party manufacturing suppliers. We enter into various inventory related purchase agreements with these suppliers. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Most of our sales contracts are denominated in U.S. Dollars, and therefore, our revenues are not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $275.8 million and $234.0 million as of January 31, 2012, and July 31, 2011, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the second quarter of fiscal 2012, our interest income on cash, cash equivalents and short-term investments would have been immaterial assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S. and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

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

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationships with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare, retail, enterprise and education vertical markets;

•	the timing of product releases or upgrades by us or by our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers, and our component suppliers;

•	our contract manufacturers and component suppliers’ ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	changing market conditions, including current and potential customer consolidation;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

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

Our products are highly technical and may contain undetected hardware errors or software bugs, which could damage our reputation with current or prospective customers, reduce the market acceptance of our new products and adversely affect our business.

Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. Our products have contained and may contain undetected errors, bugs or security vulnerabilities when our products are first introduced and as new versions are released. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenues or delay in revenue recognition, loss of current or prospective customers, damage to our brand and reputation, reduction in the market acceptance of our new products or new versions of our products, increased development costs, incurrence of product reengineering expenses, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

If we do not achieve increased tax benefits as a result of our new corporate structure, our financial condition and operating results could be adversely affected.

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

We have a history of losses, with a few quarters of profitability during fiscal 2011. We experienced net losses of $11.4 million and $11.8 million during the second quarter and first six months of fiscal 2012, respectively, and $2.8 million and $0.7 million during the second quarter and first six months of fiscal 2011, respectively. As of January 31, 2012 and July 31, 2011, our accumulated deficit was $116.8 million and $104.9 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenues or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

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

We expect increased competition from our current competitors, as well as other established and emerging companies, as our market continues to develop and expand. Our channel partners could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and, consequently, customers’ willingness to purchase from such companies. These pressures could materially adversely affect our business, operating results and financial condition.

We sell a majority of our products through VADs, VARs, and OEMs. If these channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry, are acquired by a competitor, or have financial difficulties, there could be a material adverse effect on our revenues and our cash flow.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenues fulfilled from sales through our indirect channel was 88.1% and 92.2%, for the second quarter and first six months of fiscal 2012, respectively. The percentage of our total revenues fulfilled from sales through our indirect channel was 93.3% and 91.6%, for the second quarter and first six months of fiscal 2011, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenues. Accordingly, our revenues depend in large part on the effective performance of our channel partners. The table below represents the percentage of total revenues from our top channel partners (* represents less than 10%):

	Three months ended January 31,		Six months ended January 31,
	2012	2011	2012	2011
ScanSource, Inc. (Catalyst)	19.1%	17.1%	20.0%	18.6%
Avnet Logistics U.S. LP	12.5%	15.7%	14.2%	15.1%
Alcatel-Lucent	10.1%	15.7%	*	13.6%

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

	January 31,	July 31,
	2012	2011
Avnet Logistics U.S. LP	15.9%	23.8%
Alcatel-Lucent	12.2%	18.4%
ScanSource, Inc. (Catalyst)	11.1%	*

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

On November 30, 2011, we completed our acquisition of privately-held Avenda Systems. During fiscal year 2011, we completed the acquisitions of Azalea and substantially all of the assets of Amigopod. In the future we may acquire other businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. These acquisitions and any future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, these acquisitions and any future acquisitions that we may make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems with acquired or integrated product quality. We may also experience significant liabilities associated with acquired or integrated technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

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

Our acquisitions have resulted in total goodwill of $56.7 million and intangible assets of $29.9 million as of January 31, 2012. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. If we fail to integrate any executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.

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

As of January 31, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.2% of our outstanding common stock. As a result, these stockholders will be able to exercise influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

(a) Sales of Unregistered Securities

On November 15, 2011, we entered into an agreement to acquire all of the capital stock of Avenda. The acquisition subsequently closed on November 30, 2011. Pursuant to the acquisition agreement, at the closing, we issued a total of 526,996 shares of our common stock to certain former shareholders of Avenda, a portion of which shares was placed into an escrow fund for the benefit of such certain former shareholders (the “Accredited Shareholders”). The issuance of such common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Regulation D and/or Section 4(2) promulgated thereunder, on the basis that, among other factors: (1) there was no general solicitation or advertising in connection with the issuance of the shares; (2) each of the Accredited Shareholders represented that it was an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act; (3) we determined that each of the Accredited Shareholders had enough knowledge and experience to evaluate the risks and merits of the investment; (4) each of the Accredited Shareholders represented that it understood that the shares had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements; and (5) the certificate for the shares included a legend stating that the shares were not registered under the Securities Act and therefore could not be resold unless registered under the Securities Act or unless an exemption from registration is available

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
10.1*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on December 16, 2011)

10.2	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd. (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K/A, Commission File No. 001-33347, filed on February 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2012

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 8, 2012

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1 *	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on December 16, 2011)

10.2	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd. (incorporated herein by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K/A, Commission File No. 001-33347, filed on February 8, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL +	XBRL Taxonomy Calculation Linkbase Document

101.LAB +	XBRL Taxonomy Label Linkbase Document

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.