Form 10-Q
period 2012-04-30
ARUBA NETWORKS, INC.
filed 2012-06-07
CIK 1173752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of May 31, 2012 was 112,198,589.

ARUBA NETWORKS, INC.

INDEX

Page No.
PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of April 30, 2012 and July 31, 2011	3

Consolidated Statements of Comprehensive Income for the three and nine months ended April 30, 2012 and 2011	4

Consolidated Statements of Cash Flows for the nine months ended April 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Mine Safety Disclosure	43

Item 5. Other Information	43

Item 6. Exhibits	43

Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	April 30, 2012	July 31, 2011
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$120,054	$80,773
Short-term investments	196,454	153,185
Accounts receivable, net of provision for doubtful accounts of $167 and $306, at April 30, 2012 and July 31, 2011, respectively	83,558	68,598
Inventory	20,546	29,895
Deferred costs	8,696	6,999
Prepaids and other	15,616	5,097
Deferred income tax assets	31,120	53,310

Total current assets	476,044	397,857
Property and equipment, net	17,701	14,772
Goodwill	56,747	33,143
Intangible assets, net	27,663	20,863
Deferred income tax assets, non-current	21,929	20,143
Other assets	14,270	2,093

Total assets	$614,354	$488,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,425	$11,278
Accrued liabilities	54,233	61,461
Income taxes payable	1,221	767
Deferred income tax liability	76	—
Deferred revenue, current	70,978	54,451

Total current liabilities	130,933	127,957
Deferred income tax liability, non-current	3,305	815
Deferred revenue, non-current	20,360	14,000
Other non-current liabilities	950	757

Total liabilities	155,548	143,529

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2012 and July 31, 2011, respectively; 111,814 and 104,905 shares issued and outstanding at April 30, 2012 and July 31, 2011, respectively	11	10
Additional paid-in capital	570,959	450,147
Accumulated other comprehensive income (loss)	(1,401)	127
Accumulated deficit	(110,763)	(104,942)

Total stockholders’ equity	458,806	345,342

Total liabilities and stockholders’ equity	$614,354	$488,871

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Revenue
Product	$110,531	$89,415	$317,632	$237,719
Professional services and support	21,111	16,186	59,286	44,588
Ratable product and related professional services and support	252	150	603	449

Total revenue	131,894	105,751	377,521	282,756
Cost of revenue
Product	34,014	29,964	96,535	76,199
Professional services and support	5,484	4,167	15,060	10,615
Ratable product and related professional services and support	13	—	13	10

Total cost of revenue	39,511	34,131	111,608	86,824

Gross profit	92,383	71,620	265,913	195,932
Operating expenses
Research and development	27,383	22,799	79,776	61,521
Sales and marketing	49,974	40,916	145,309	111,266
General and administrative	11,723	10,319	35,521	27,690

Total operating expenses	89,080	74,034	260,606	200,477

Operating income (loss)	3,303	(2,414)	5,307	(4,545)
Other income (expense), net
Interest income	301	284	876	758
Other income (expense), net	(675)	5,608	2,883	7,191

Total other income (expense), net	(374)	5,892	3,759	7,949

Income before income taxes	2,929	3,478	9,066	3,404
Provision for (benefits from) income taxes	(3,099)	277	14,887	901

Net income (loss)	6,028	3,201	(5,821)	2,503

Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	770	—	(1,546)	—
Unrealized gain on short-term investments, net of tax	14	39	18	60

Comprehensive income (loss)	$6,812	$3,240	$(7,349)	$2,563

Shares used in computing net income (loss) per common share- basic	110,236	102,055	108,086	98,962

Net income (loss) per common share- basic	$0.05	$0.03	$(0.05)	$0.03

Shares used in computing net income (loss) per common share- diluted	121,895	119,367	108,086	116,289

Net income (loss) per common share- diluted	$0.05	$0.03	$(0.05)	$0.02

Stock-based compensation expense included in above:
Cost of revenue	$1,208	$988	$3,844	$2,401
Research and development	$7,090	$6,731	$22,696	$16,585
Sales and marketing	$8,415	$6,614	$26,301	$17,868
General and administrative	$3,071	$3,262	$9,132	$8,974

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended April 30,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(5,821)	$2,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,217	10,963
Provision for doubtful accounts	17	4
Write-downs for excess and obsolete inventory	3,845	2,445
Stock-based compensation expense	61,973	45,828
Accretion of purchase discounts on short-term investments	869	997
Loss (gain) on disposal of fixed assets	539	(6)
Change in carrying value of contingent rights liability	(2,992)	(7,991)
Deferred income taxes	20,862	—
Recovery of escrow funds	(702)	—
Excess tax benefit associated with stock-based compensation	(11,648)	(15)
Changes in operating assets and liabilities:
Accounts receivable	(14,635)	(23,674)
Inventory	3,694	(7,211)
Prepaids and other	(11,214)	(873)
Deferred costs	(2,113)	(1,252)
Other assets	(11,572)	(426)
Accounts payable	(7,206)	(1,099)
Deferred revenue	22,884	6,451
Other current and noncurrent liabilities	(273)	8,009
Income taxes payable	10,051	138

Net cash provided by operating activities	70,775	34,791

Cash flows from investing activities
Purchases of short-term investments	(136,524)	(81,511)
Proceeds from sales of short-term investments	48,030	19,876
Proceeds from maturities of short-term investments	44,200	51,030
Purchases of property and equipment	(8,805)	(5,776)
Proceeds from sale of property and equipment	—	14
Cash paid in acquisitions, net of cash acquired	(21,086)	(4,303)

Net cash used in investing activities	(74,185)	(20,670)

Cash flows from financing activities
Proceeds from issuance of common stock	31,186	31,856
Excess tax benefit associated with stock-based compensation	11,648	15

Net cash provided by financing activities	42,834	31,871

Effect of exchange rate changes on cash and cash equivalents	(143)	(1)
Net increase in cash and cash equivalents	39,281	45,991
Cash and cash equivalents, beginning of period	80,773	31,254

Cash and cash equivalents, end of period	$120,054	$77,245

Supplemental disclosure of cash flow information
Income taxes paid	$4,986	$781
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$12,000	$30,691
Contingent rights issued for acquisition	$—	$9,486

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading provider of next-generation network access solutions for the mobile enterprise. Its Mobile Virtual Enterprise (“MOVE”) architecture unifies wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. The Company has offices and employs staff around the world.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed on September 27, 2011. The July 31, 2011 Consolidated Balance Sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited Consolidated Financial Statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2011 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2012, its results of operations for the three and nine months ended April 30, 2012 and 2011, and its cash flows for the nine months ended April 30, 2012 and 2011. The results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2012.

There have been no significant changes in the Company’s accounting policies during the three and nine months ended April 30, 2012, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011.

Prior Period Adjustments

In the three months ended April 30, 2012, the Company recorded adjustments to reduce tax expense of $0.8 million and recorded additional stock based compensation expense of $0.5 million, related to the fiscal quarters ended October 31, 2011 and January 31, 2012. The impact of these adjustments would have resulted in a decrease in net loss of $0.1 million and $0.3 million for the three months ended October 31, 2011 and January 31, 2012, respectively. The Company has assessed the impact of these adjustments on the 2012 interim Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income, and has concluded that the adjustments are not material, either individually, or in the aggregate, to the previously reported interim financial statements. On that basis, the Company has recorded the adjustments in the three and nine months ended April 30, 2012.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-08 on its Consolidated Financial Statements. The Company performs a goodwill impairment evaluation at the end of each fiscal year, and the Company does not believe there have been any significant events that could trigger a potential impairment during its third fiscal quarter ended April 30, 2012.The Company will adopt ASU 2011-08 in the fourth quarter of fiscal 2012.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this standard in the third quarter of fiscal 2012 by presenting other comprehensive income as a single continuous statement included in the Consolidated Statements of Comprehensive Income. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 2 below). The Company applied this standard in the third quarter of fiscal 2012, and it had no material impact on the Company’s consolidated financial statements.

2. Fair Value Measurements and Disclosures

ASU 2011-04 defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability between market participants at the measurement date. The standard assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability, and therefore, establishes that the fair value of an asset or liability should be determined based on the assumptions that market participants would use in pricing the asset or liability under transaction.

The Company determines the fair values of its financial instruments based on the fair value hierarchy established in ASU 2011-04, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in our discounted present value analysis of future cash flows, which reflects our estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost which approximates fair value.

Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset in an orderly transaction between market participants.

Level 1 instrument are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in U.S treasury bills. Level 2 securities are valued using quoted market prices for similar instrument, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in corporate bonds and notes, U.S. government agency securities, and commercial paper. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company classified its contingent rights obligation as Level 3 liability. There were no transfers between different levels during the three months ended April 30, 2012.

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy (in thousands):

As of April 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds and notes	$—	$40,451	$—	$40,451
U.S. government agency securities	—	87,469	—	87,469
U.S. treasury bills	54,954	—	—	54,954
Commercial paper and Certificates of deposits	—	13,580		13,580
Money market funds	29,577	—		29,577

Total cash equivalents and short-term investments	$84,531	$141,500	$—	$226,031
Cash deposits with third-party financial institutions	90,477	—	—	90,477

Total assets measured and recorded at fair value	$175,008	$141,500	$—	$316,508

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$991	$991

Total liabilities measured and recorded at fair value	$—	$—	$991	$991

As of July 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Corporate bonds and notes	$—	$42,020	$—	$42,020
U.S. government agency securities	—	40,850	—	40,850
U.S. treasury bills	57,093	—	—	57,093
Commercial paper and Certificates of deposits	—	13,222		13,222
Money market funds	16,722	—		16,722

Total cash equivalents and short-term investments	$73,815	$96,092	$—	$169,907
Cash deposits with third-party financial institutions	64,051	—	—	64,051

Total assets measured and recorded at fair value	$137,866	$96,092	$—	$233,958

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$5,888	$5,888

Total liabilities measured and recorded at fair value	$—	$—	$5,888	$5,888

The following table represents the change in the contingent rights liability related to the Azalea acquisition (see Note 3 – Acquisitions, for details):

Level 3 Amount
(in thousands)
As of July 31, 2011	$5,888
Adjustments to fair value	(2,992)
Conversion to shares	(1,905)

As of April 30, 2012	$991

3. Acquisitions

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

In addition, the Company agreed to incremental cash payments of up to approximately $6.0 million to Avenda’s former employees who became the Company’s employees, which will be made over a period of up to two years from the closing date, subject to certain continued employment restrictions. Approximately $3.0 million of the incremental payments was paid immediately after the acquisition date and was included in the purchase price allocation. The remaining balance of approximately $3.0 million was excluded from the purchase price allocation and will be recorded as compensation expense over the service period.

The purchase price was allocated to the assets acquired and liabilities assumed based on management’s estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was allocated to goodwill. Goodwill is not being amortized but reviewed annually for impairment or more frequently if impairment indicators arise. In part, goodwill reflected the benefits the Company expected to realize from the enhancement of Avenda’s solutions to its MOVE architecture, making it simpler and more secure for enterprises to transition to mobile computing and cloud-based applications.

The following table summarizes the purchase price allocation:

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

The Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Comprehensive Income in the period the expense was incurred.

Based on its evaluation of Avenda’s financial statements, the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements for the acquisition.

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

Contingent Rights Liability

Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began August 1, 2011 and ended on December 31, 2011. The rights related to these shares were subsequently converted to shares after this period. For shares held in escrow, the period for making escrow claims expired on April 1, 2012. The Company made claims against all of the escrow shares prior to the claim period expiration, and currently the escrow shares remain in escrow pending the resolution of the Company’s claims. The rights related to the escrow shares are subject to forfeiture in certain circumstances. At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. This liability was estimated using a lattice model and was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The inputs included:

•	stock price as of the valuation date;

•	strike price of the contingent right;

•	maximum payoff per share;

•	number of shares held in and outside of escrow;

•	exercise period;

•	historical volatility of the Company’s stock price based on weekly stock price returns; and

•	risk-free rate interpolated from the Constant Maturity Treasury Rate.

The change in fair value from the acquisition date to April 30, 2012 was primarily driven by changes in the Company’s stock price, the approaching settlement date and the claim activities that have taken place. Gains and losses on the re-measurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, as of April 30, 2012, the maximum contingent rights liability will be no more than $1.9 million related to the shares still held in escrow, as defined in the acquisition agreement.

4. Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisition	23,604

As of April 30, 2012	$56,747

The following table presents details of the Company’s total purchased intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of April 30, 2012
Existing technology	4 to 7 years	$35,183	$(14,666)	$20,517
In-process research and development	NA	390	—	390
Patents/core technology	4 to 6 years	6,656	(3,872)	2,784
Customer contracts	6 to 7 years	7,233	(4,020)	3,213
Support agreements	5 to 6 years	2,917	(2,281)	636
Tradenames/trademarks	1 to 5 years	750	(643)	107
Non-compete agreements	2 years	812	(796)	16

Total		$53,941	$(26,278)	$27,663

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of July 31, 2011
Existing technology	4 to 5 years	$22,383	$(10,595)	$11,788
In-process research and development	NA	1,020	—	1,020
Patents/core technology	4 to 6 years	6,026	(3,110)	2,916
Customer contracts	6 to 7 years	6,933	(3,137)	3,796
Support agreements	5 to 6 years	2,917	(1,849)	1,068
Tradenames/trademarks	1 to 5 years	750	(529)	221
Non-compete agreements	2 years	812	(758)	54

Total		$40,841	$(19,978)	$20,863

Amortization expense is recorded in the Consolidated Statements of Comprehensive Income under the following:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of product revenue	$1,723	$1,558	$4,436	$4,310
Cost of professional services and support revenue	135	135	405	405
Sales and marketing	353	375	1,459	1,057

Total amortization expense	$2,211	$2,068	$6,300	$5,772

The following table consists of estimated future amortization expense of purchased intangible assets as of April 30, 2012. However, the purchased intangible assets include in-process research and development assets of $0.4 million as of April 30, 2012, that will be amortized when the projects related to those assets are complete. These assets are expected to be placed into service during the fourth quarter of fiscal 2012 and will be amortized over their remaining useful life.

Amount
(in thousands)
Remaining three months of fiscal 2012	$1,905
Years ending July 31,
2013	7,429
2014	6,721
2015	5,949
2016	2,827
Thereafter	2,832

Total	$27,663

5. Net Income (Loss) Per Common Share

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

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands, except per share data)		(in thousands, except per share data)
Net income (loss)	$6,028	$3,201	$(5,821)	$2,503

Weighted-average common shares outstanding- basic	110,236	102,055	108,086	98,962
Dilutive effect of employee stock plans	11,659	17,312	—	17,327

Weighted-average common shares outstanding- diluted	121,895	119,367	108,086	116,289
Net income (loss) per share- basic	$0.05	$0.03	$(0.05)	$0.03

Net income (loss) per share- diluted	$0.05	$0.03	$(0.05)	$0.02

For the nine months ended April 30, 2012, approximately 1,846,000 shares available for exercise under the stock option grants have been excluded from calculating diluted weighted shares outstanding, because including them would be anti-dilutive to the net loss per share for that period.

6. Short-term Investments

Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of April 30, 2012
Corporate bonds and notes	$40,332	$120	$(1)	$40,451
U.S. government agency securities	87,399	81	(11)	87,469
U.S. treasury bills	54,905	49	—	54,954
Commercial paper	8,282	—	—	8,282
Certificates of deposit	5,298	2	(2)	5,298

Total short-term investments	$196,216	$252	$(14)	$196,454

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$41,912	$118	$(10)	$42,020
U.S. government agency securities	40,824	33	(7)	40,850
U.S. treasury bills	57,026	72	(5)	57,093
Commercial paper	5,590	2	—	5,592
Certificates of deposit	7,618	12	—	7,630

Total short-term investments	$152,970	$237	$(22)	$153,185

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
As of April 30, 2012
One year or less	$107,230	$107,353
More than one year	88,986	89,101

Total short-term investments	$196,216	$196,454

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2011
One year or less	$60,255	$60,358
More than one year	92,715	92,827

Total short-term investments	$152,970	$153,185

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of April 30, 2012 and July 31, 2011, there were no investments in its portfolio that were other-than-temporarily impaired.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of April 30, 2012
Corporate bonds and notes	$23,243	$(1)
Certificates of deposit	5,298	(2)

Total	$28,541	$(3)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2011
Corporate bonds and notes	$6,264	$(10)
U.S. government agency securities	11,576	(7)
U.S. treasury bills	10,029	(5)

Total	$27,869	$(22)

As of April 30, 2012 and July 31, 2011, no securities were in a continuous unrealized loss position for more than twelve months.

7. Balance Sheet Components

The following tables provide details of selected balance sheet items:

	April 30, 2012	July 31, 2011
	(in thousands)
Inventory, net
Raw materials	$303	$259
Finished goods	20,243	29,636

Total	$20,546	$29,895

	April 30, 2012	July 31, 2011
	(in thousands)
Accrued Liabilities
Compensation and benefits	$15,278	$21,618
Inventory	11,300	16,704
Marketing	13,242	10,294
Contingent rights	991	5,888
Other	13,422	6,957

Total	$54,233	$61,461

8. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Lives	April 30, 2012	July 31, 2011
	(in thousands, except estimated useful lives)
Computer equipment	2 years	$13,981	$13,613
Computer software	2 to 5 years	7,248	6,134
Machinery and equipment	2 years	17,946	13,051
Furniture and fixtures	5 years	5,397	3,590
Leasehold improvements	1 to 6 years	3,541	2,844

Total property and equipment, gross		48,113	39,232
Less: Accumulated depreciation and amortization		(30,412)	(24,460)

Total property and equipment, net		$17,701	$14,772

9. Deferred Revenue

Deferred revenue consists of the following:

	April 30, 2012	July 31, 2011
	(in thousands)
Product	$25,209	$14,356
Professional services and support	44,962	39,640
Ratable product and related services and support	807	455

Total deferred revenue, current	70,978	54,451

Professional services and support, non-current	19,694	13,787
Ratable product and related services and support, non-current	666	213

Total deferred revenue, non-current	20,360	14,000

Total deferred revenue	$91,338	$68,451

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue from July 31, 2011 to April 30, 2012 was primarily due to the timing of orders from the Company’s value added distributors (“VADs”) replenishing their stock to fulfill expected future orders. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.

10. Income Taxes

The Company’s effective tax rate was (105.8)% and 164.2% for the three and nine months ended April 30, 2012, respectively. The Company’s income tax provision consists of federal, foreign, and state income taxes. The benefit from income taxes was $3.1 million for the three months ended April 30, 2012, and the provision for income taxes was $14.9 million for the nine months ended April 30, 2012. The Company recognized a tax provision benefit in the three months ended April 30, 2012 as a result of changes in its annual forecast of income before taxes. The increase in the annual forecast of income before taxes resulted in a greater proportion of projected annual tax expense to be recognized in the six months ended January 31, 2012, relative to the proportion recognized in the nine months ended April 30, 2012.

The Company’s effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition related items, and the amortization of deferred tax charges related to the intercompany sale of intellectual property rights. In addition, prior to the fourth quarter of fiscal 2011, the Company maintained a full valuation allowance against the Company’s net deferred tax assets. In the fourth quarter of fiscal 2011, the Company recorded a tax benefit of $72.8 million which was largely attributed to the release of its valuation allowances and the recording of the associated net deferred tax assets on its Consolidated Balance Sheets. During the first nine months of fiscal 2012, the Company utilized a portion of its net operating loss carry forwards and R&D credits and recorded the associated change in net deferred tax assets on its Consolidated Balance Sheets.

The Company also recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. As of April 30, 2012, the deferred charge included in Prepaid and other assets was $7.5 million and the amount included in Other assets was $11.9 million. The deferred charge will be amortized as a component of income tax expense over the three to five year economic life of the intellectual property.

11. Equity Incentive Plans

Stock Option Activity

The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(4,922,365)	—
Restricted stock awards forfeited	1,015,314	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,144,871)	5.67			51,113,648
Options cancelled	876,389	(845,030)	10.79
Shares expired	(9,870)	(31,359)	11.38

As of April 30, 2012	2,301,246	14,321,252	$6.75		4.2	$208,190,698

Restricted Stock Award Activity

The following table summarizes the non-vested restricted stock awards outstanding:

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	4,922,365	22.56
Awards vested	(2,454,885)	21.07
Awards forfeited	(1,015,314)	20.71

As of April 30, 2012	6,546,005	$22.18

Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Risk-free interest rate	—	—	1.2%	1.6%
Expected term (in years)	—	—	4.0	4.0
Dividend yield	—	—	0%	0%
Volatility	—	—	74%	71%

No stock options were granted during the three months ended April 30, 2012 and 2011.

Employee Stock Purchase Plan

	Three and nine months ended April 30,
	2012	2011
Risk-free interest rate	0.1% to 0.3%	0.2% to 0.7%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0%	0%
Volatility	56% to 77%	50% to 56%

Stock-based Compensation Expenses

The following table presents stock-based compensation expense by award-type:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Stock options	$3,982	$4,743	$13,393	$14,457
Stock awards	13,775	11,589	42,477	27,074
Employee stock purchase plan	2,027	1,263	6,103	4,297

Total	$19,784	$17,595	$61,973	$45,828

12. Segment Information and Significant Customers

The Company operates in one reportable segment—selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Since the Company has one business segment, the Company reports a single operating segment and the CEO evaluates performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the U.S. and not allocated to any specific region.

The following presents total revenue by geographic region:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
United States	$77,445	$62,238	$235,092	$174,377
Europe, Middle East and Africa	24,443	18,527	67,092	47,384
Asia Pacific	25,646	21,592	64,362	51,267
Rest of World	4,360	3,394	10,975	9,728

Total	$131,894	$105,751	$377,521	$282,756

The following table presents significant channel partners contributing revenue in excess of 10% of total revenue (* indicates less than 10%):

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
ScanSource, Inc. (Catalyst)	21.0%	17.7%	20.3%	18.3%
Avnet Logistics U.S. LP	12.8%	15.2%	13.7%	15.1%
Alcatel-Lucent	*	15.1%	*	14.2%

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

Lease Obligations

The Company leases office spaces under non-cancelable operating leases with various expiration dates through March 2017. The terms of certain operating leases provide for rental payments on a graduated scale. Future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Remaining three months of fiscal 2012	$1,421
Year ending July 31,
2013	5,360
2014	5,080
2015	4,864
2016	4,354
Thereafter	710

Total minimum payments	$21,789

Non-cancelable purchase commitments

The Company outsources the production of its hardware to third-party contract manufacturers and enters into various inventory-related purchase commitments with these manufacturers and other suppliers. The Company had $17.7 million and $29.7 million in non-cancelable purchase commitments with these manufacturers and other suppliers as of April 30, 2012 and July 31, 2011, respectively. The Company expects to sell all products that it has committed to purchase from these manufacturers and other suppliers.

Warranties

The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2011	$404
Provision	645
Obligations fulfilled during period	(374)

As of April 30, 2012	$675

Warranty Amount
(in thousands)
As of July 31, 2010	$210
Provision	298
Obligations fulfilled during period	(182)

As of April 30, 2011	$326

14. Subsequent Events

On May 23, 2012, the Company completed the acquisition of a wireless technology company in consideration for $5.5 million payable in cash and Company stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that revenue from our indirect channels will continue to constitute a significant majority of our future revenue;

•	that our product offerings will enable broader networking initiatives by both our current and potential customers;

•	that international revenue will increase in absolute dollars and remain consistent or increase as a percentage of total revenue in fiscal 2012 compared to fiscal 2011;

•	that we will continue to hire employees throughout the company;

•	that we will continue to invest significantly in our research and development efforts;

•	that research and development expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	regarding continued momentum in our rightsizing initiative;

•

that sales and marketing expenses for fiscal 2012 will continue to be our most significant operating expense and will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	that general and administrative expenses for fiscal 2012 will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011;

•	that ratable product and related professional services and support revenue will decrease in absolute dollars and as a percentage of total revenue in future periods;

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

Our product portfolio includes Aruba Mobility Controllers, wireless 802.11n access points, Mobility Access Switches, the AirWave™Network Management suite, the ClearPass Access Management System™, outdoor mesh routers, remote access solutions and virtual private network (VPN) client software. Our MOVE architecture integrates wireless, wired and remote silos into one cohesive access solution enabled by cloud based mobility services. Access privileges are context aware, meaning they are based on user, device, application and location, and this dictates the type of network resources each person is entitled to access. These products are key to our network rightsizing initiative which allows companies to move toward a low-cost IT infrastructure solution by funding wireless projects rather than wired LANs.

Our products have been sold to over 20,000 customers worldwide (not including customers of Alcatel-Lucent), including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) and original equipment manufacturers (“OEM’s”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

Major Trends Affecting Our Financial Results

Worldwide Economic Conditions

Our business depends on the overall demand for IT spending and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S. and Europe, as well as the global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.

Revenue

Our ability to increase our product revenue will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, average selling prices, costs of our products, our ability to effectively implement and generate incremental business from our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

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

Costs and Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each of these categories, and consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. Our total headcount decreased to 1,166 at April 30, 2012 from 1,193 at January 31, 2012 but increased from 1,057 at July 31, 2011. The decrease in our headcount at April 30, 2012, compared to January 31, 2012 was primarily due to the timing of employee attrition. Like all elements of our cost structure, we manage our headcount to meet our overall operating objectives. In some quarters, this may result in a decrease in overall headcount. Going forward, we expect to continue to hire employees throughout the company to support our growth.

Acquisition of Avenda Systems

On November 30, 2011, we completed our acquisition of Avenda Systems (“Avenda”). The total purchase price was $33.1 million, net of cash acquired. The purchase price includes $21.1 million in net cash and $12.0 million in common stock. As part of the acquisition, we recorded $13.1 million of intangible assets and $23.6 million of goodwill.

Revenue, Cost of Revenue and Operating Expenses

Revenue

We derive our revenue from sales of our ArubaOS operating system, controllers, wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenue consists of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

We sell our products directly through our sales force and indirectly through VADs, VARs, and OEMs. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.

We sell our products to channel partners and end customers located worldwide. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain approximately consistent as a percentage of total revenue in fiscal 2012 compared to fiscal 2011. For more information about our international revenue, see Note 12 of the Notes to Consolidated Financial Statements.

Cost of Revenue

Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of revenue consists of payments to our contract manufacturers. Our contractor manufacturers produce our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California, Bangalore, India and Beijing, China. Cost of product revenue also includes amortization expense from our purchased intangible assets.

Cost of professional services and support revenue is primarily comprised of personnel costs, including stock-based compensation, of providing technical support, including personnel costs associated with our internal support organization. In addition, we engage a third-party support vendor to complement our internal support resources, the costs of which are included within costs of professional services and support revenue.

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices, in particular the mix between our software solutions, access points, mobility controllers and mobile access switches;

•	new product introductions, such as our MOVE architecture, ClearPass and our outdoor mesh network products, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	mix of revenue attributed to various geographic regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenue from our indirect channel to continue to constitute a significant majority of our total revenue, which, by itself, negatively impacts our gross margins.

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

Sales and Marketing Expenses

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of our amortization expense related to our purchased intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margins until such sales personnel become productive. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2012, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, and legal organizations, as well as insurance and investor relations. Further, our general and administrative expenses include professional services consisting of outside legal, audit, and Sarbanes-Oxley compliance. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2012, we expect general and administrative expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2011.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on re-measurement of non-U.S. dollar transactions into U.S. dollars, and in connection with our acquisition of Azalea Networks (“Azalea”) in September 2010, changes in the fair value of our contingent rights liability.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that these estimates and assumptions that we rely on, are reasonable, based on information available to us at the time that these estimates and assumptions are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, income taxes, and goodwill and purchased intangible assets. Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2011. There were no material changes to our critical accounting policies during the third quarter of fiscal 2012.

Results of Operations

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
Revenue:
Product	83.8%	84.6%	84.1%	84.1%
Professional services and support	16.0%	15.3%	15.7%	15.8%
Ratable product and related professional services and support	0.2%	0.1%	0.2%	0.1%

Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	25.8%	28.3%	25.6%	26.9%
Professional services and support	4.2%	4.0%	4.0%	3.8%
Ratable product and related professional services and support	0.0%	0.0%	0.0%	0.0%

Gross margin	70.0%	67.7%	70.4%	69.3%
Operating expenses:
Research and development	20.7%	21.5%	21.1%	21.8%
Sales and marketing	37.9%	38.7%	38.5%	39.3%
General and administrative	8.9%	9.8%	9.4%	9.8%

Total operating expenses	67.5%	70.0%	69.0%	70.9%

Operating margin	2.5%	(2.3%)	1.4%	(1.6%)
Other income (expense), net
Interest income	0.2%	0.3%	0.2%	0.3%
Other income (expense), net	(0.4%)	5.3%	0.8%	2.5%

Income before income taxes	2.3%	3.3%	2.4%	1.2%
Provision for (benefits from) income taxes	(2.3%)	0.3%	3.9%	0.3%

Net income (loss)	4.6%	3.0%	(1.5%)	0.9%

Revenue

The following table presents our revenue, by revenue source, for the periods presented:

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total revenue	$131,894	$105,751	$377,521	$282,756

Type of revenue:
Product	$110,531	$89,415	$317,632	$237,719
Professional services and support	21,111	16,186	59,286	44,588
Ratable product and related professional services and support	252	150	603	449

Total revenue	$131,894	$105,751	$377,521	$282,756

% revenue by type:
Product	83.8%	84.6%	84.1%	84.1%
Professional services and support	16.0%	15.3%	15.7%	15.8%
Ratable product and related professional services and support	0.2%	0.1%	0.2%	0.1%
Revenue by geography:
United States	$77,445	$62,238	$235,092	$174,377
Europe, the Middle East and Africa	24,443	18,527	67,092	47,384
Asia Pacific	25,646	21,592	64,362	51,267
Rest of World	4,360	3,394	10,975	9,728

Total revenue	$131,894	$105,751	$377,521	$282,756

% revenue by geography:
United States	58.7%	58.9%	62.3%	61.7%
Europe, the Middle East and Africa	18.5%	17.5%	17.8%	16.8%
Asia Pacific	19.5%	20.4%	17.0%	18.1%
Rest of World	3.3%	3.2%	2.9%	3.4%
Total revenue by sales channel:
Indirect	$121,291	$99,932	$347,735	$262,042
Direct	10,603	5,819	29,786	20,714

Total revenue	$131,894	$105,751	$377,521	$282,756

% revenue by sales channel:
Indirect	92.0%	94.5%	92.1%	92.7%
Direct	8.0%	5.5%	7.9%	7.3%

During the third quarter of fiscal 2012, total revenue increased $26.1 million, or 24.7%, over the third quarter of fiscal 2011. An increase in product revenue of 23.6% during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 drove the overall increase in total revenue. During the first nine months of fiscal 2012, total revenue increased $94.8 million compared to the first nine months of fiscal 2011, also driven by an increase in product revenue of $79.9 million over the same period.

The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving the increase in demand for our products. Our MOVE architecture continues to gain momentum as companies move toward a new access network, resulting in significant growth in the sales of our Access Point products, and an increase in hardware product sales. We continue to add new customers each quarter, our cumulative customer total is over 20,000 (not including customers of Alcatel-Lucent).

Professional services and support revenue increased 30.4% during the third quarter of fiscal 2012 compared to the same period in fiscal 2011, and 33.0% during the first nine months of fiscal 2012 compared to the same period in fiscal 2011. This increase is primarily a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.

Ratable product and related professional services and support revenue increased slightly during the third quarter and first nine months of fiscal 2012 compared to the same periods in fiscal 2011 primarily due to new billings during the third quarter of fiscal 2012 associated with legacy Azalea transactions that met customer acceptance requirements during the quarter. These legacy Azalea transactions were shipped prior to our acquisition of Azalea, but not all revenue recognition criteria had been satisfied. We expect ratable product and related professional services and support revenue to continue to decrease in absolute dollars and as a percentage of total revenue in future periods.

Revenue from our indirect sales channel increased during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 but decreased as a percentage of revenue as we recognized revenue from a few large, direct customers during the third quarter of fiscal 2012, which lowered the percentage of revenue attributed to indirect customers as a percentage of total revenue. During the first nine months of fiscal 2012, the percentage of revenue from our indirect customers decreased slightly from the first nine months of fiscal 2011 and was in our normal range. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.

Revenue from shipments to locations outside the United States increased during the third quarter and the first nine months of fiscal 2012 compared to the same periods of fiscal 2011 due to increased demand across all non-U.S. regions. In terms of actual dollars, our international revenue increased 25.1% and 31.4% during the three and nine months ended April 30, 2012, respectively, when compared to the same periods ended Aril 30, 2011. As a percentage of total revenue, the mix of U.S. and international revenue was relatively flat during the comparable three and nine months ended April 30, 2012 and 2011. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain approximately consistent as a percentage of total revenue in fiscal 2012 compared to fiscal 2011.

Cost of Revenue and Gross Margin

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Total revenue	$131,894	$105,751	$377,521	$282,756

Cost of product	$34,014	$29,964	$96,535	$76,199
Cost of professional services and support	5,484	4,167	15,060	10,615
Cost of ratable product and related professional services and support	13	—	13	10

Total cost of revenue	39,511	34,131	111,608	86,824

Gross profit	$92,383	$71,620	$265,913	$195,932

Gross margin	70.0%	67.7%	70.4%	69.3%

During the third quarter and first nine months of fiscal 2012, total cost of revenue increased 15.8% and 28.5%, respectively, compared to the same periods in fiscal 2011. These increases were primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to our contract manufacturers.

Cost of professional services and support revenue increased 31.6% and 41.9% during the third quarter and first nine months of fiscal 2012, respectively, compared to the same periods in fiscal 2011. These increases were primarily due to a $1.0 million and $3.6 million increase in personnel related costs, and a $0.5 million and $1.3 million increase in outside services; for the third quarter and first nine months of fiscal 2012, respectively.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base which would increase our cost of professional services and support.

Gross margins increased 230 basis points to 70.0%, during the third quarter of fiscal 2012 compared to 67.7% in the third quarter of fiscal 2011. This increase is primarily due to improved access point gross margins, and our ratio of direct to indirect sales. During the first nine months of fiscal 2012, gross margin increased 110 basis points to 70.4%, compared to 69.3% in the first nine months of fiscal 2011 due to increased margins on product revenue and service and support revenue.

Research and Development Expenses

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Research and development expenses	$27,383	$22,799	$79,776	$61,521
Percent of total revenue	20.8%	21.5%	21.1%	21.8%

During the third quarter of fiscal 2012, research and development expenses increased 20.1% compared to the third quarter of fiscal 2011, primarily due to an increase of $3.1 million in personnel and related costs, including an increase in salaries and wages of $2.6 million and an increase in stock-based compensation and payroll taxes of $0.5 million. The increase is directly related to an increase in headcount of 26 employees. Expenses for consulting and outside agency expenses increased $0.9 million primarily due to costs associated with our product development effort. Depreciation expenses increased $0.5 million as we continue to purchase tooling and equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $0.4 million due to increased allocations which were previously classified in General and Administrative expenses.

During the first nine months of fiscal 2012, research and development expenses increased 29.7% compared to the first nine months of fiscal 2011. As the result of the increase in headcount, personnel and related costs increased $15.1 million, including an increase in salaries and wages of $8.7 million and increase in stock-based compensation and payroll taxes of $6.4 million. Depreciation and amortization expense increased $1.0 million. Costs related to internal equipment testing increased $0.2 million to support our research and development efforts, and consulting and outside agency expenses increased by $1.2 million. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $0.4 million due to increased allocations which were previously classified in General and Administrative expenses.

Sales and Marketing Expenses

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
Sales and marketing expenses	$49,974	$40,916	$145,309	$111,266
Percent of total revenue	37.9%	38.7%	38.5%	39.3%

During the third quarter of fiscal 2012, sales and marketing expenses increased 22.1% compared to the third quarter of fiscal 2011. Personnel and related costs increased $7.5 million primarily due to an increase in headcount of 107 employees. These personnel costs include increases in salaries and wages of $3.9 million, increase in commissions of $1.5 million and increase in stock-based compensation and payroll taxes of $2.2 million. Marketing program expenses increased $0.8 million due to field marketing efforts and promotions for product launches. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $0.4 million due to increased allocated costs which were previously classified in General and Administrative expenses.

During the first nine months of fiscal 2012, sales and marketing expenses increased 30.6% compare to the first nine months of fiscal 2011 primarily due to an increase in headcount. As a result of the increase in headcount, personnel and related costs increased $28.7 million, including an increase of $12.0 million in salaries and wages, $7.0 million increase in commissions, and an increase of $9.6 million in stock-based compensation and payroll taxes. Marketing expenses increased $2.4 million primarily due to promotions for product launches. Facilities and IT-related expenses related to our worldwide sales and marketing efforts increased by $1.4 million, including $0.4 million increase in allocations which were previously classified in General and Administrative expenses. Outside agency expenses increased $0.8 million and amortization expense increased $0.5 million as a result of our acquisition of Avenda.

General and Administrative Expenses

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(dollars in thousands)		(dollars in thousands)
General and administrative expenses	$11,723	$10,319	$35,521	$27,690
Percent of total revenue	8.9%	9.8%	9.4%	9.8%

General and administrative expenses during the third quarter of fiscal 2012 increased 13.6% compared to the third quarter of fiscal 2011. This increase was due to a $1.4 million increase in legal expenses, a $0.6 million increase in accounting fees and outside services, an increase in personnel and related costs of $0.2 million due to increased headcount and a $0.2 million increase in business taxes. These increases were partially offset by a decrease of $0.8 million in facilities and IT related expenses which were reclassified into research and development expenses and sales and marketing expenses, and also a $0.4 million decrease in stock based compensation expense.

General and administrative expenses during the first nine months of fiscal 2012 increased 28.3% compared to the first nine months of fiscal 2011. Personnel expenses increased $3.2 million including salaries and payroll taxes, primarily due to increased headcount. Legal fees increased $3.0 million, accounting and other outside services expenses increased by $1.3 million, an increase of $0.6 million in business taxes, and also a $0.2 million increase in depreciation expenses. These increases were partially offset by a $0.8 million decrease in facilities and IT related expenses which were reclassified into research and development expenses and sales and marketing expenses.

Other Income (Expense), Net

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest income	$301	$284	$876	$758
Other income (expense), net	(675)	5,608	2,883	7,191

Total other income (expense), net	$(374)	$5,892	$3,759	$7,949

Interest income increased slightly during the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011. The increase was primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the third quarter of fiscal 2012 was $230.5 million compared to $149.6 million for the third quarter of fiscal 2011. Our average interest-earning cash and investment balance for the first nine months of fiscal 2012 was $200.3 million compared to $141.9 million for the first nine months of fiscal 2011.

Other income (expense), net decreased during the third quarter and first nine months of fiscal 2012 compared to the third quarter and first nine months of fiscal 2011 primarily as a result of the significant change in the valuation of our contingent rights liability related to the acquisition of Azalea that was recorded during the third quarter and first nine months of fiscal 2011. The change in valuation resulted in $0.2 million of other expense for the third quarter of fiscal 2012, and resulted in $5.9 million of other income for the third quarter of fiscal 2011; and resulted in $3.0 million of other income for the first nine months of fiscal 2012 and $8.0 million of other income for the first nine months of fiscal 2011. The other income for the third quarter and first nine months of fiscal 2011 was higher than the comparable periods of fiscal 2012, primarily due to higher price of the Company’s stock. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The benefit from income taxes for the third quarter was $3.1 million and the tax provision for the first nine months of fiscal 2012 was $14.9 million. Our income tax provision consists of federal, foreign and state income taxes. Our effective tax rate was (105.8)% and 164.2% during those periods. We also generated book and taxable income in U.S. and certain foreign jurisdictions for the same periods, without consideration of windfall tax benefits. Our provision for income taxes was $0.3 million and $0.9 million for the third quarter and first nine months of fiscal 2011, respectively.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, R&D credits, certain acquisition related items, the amortization of deferred tax charges related to the intercompany sale of intellectual property rights. In addition, prior to the fourth quarter of fiscal 2011, we maintained a full valuation allowance against our net deferred tax assets. In the fourth quarter of fiscal 2011, we recorded a tax benefit of $72.8 million which was largely attributed to the release of our valuation allowances and the recording of the associated net deferred tax assets on our Consolidated Balance Sheets. During the first nine months of fiscal 2012, we utilized a portion of our net operating loss (“NOL”) carry forwards and R&D credits and recorded the associated change in net deferred tax assets on our Consolidated Balance Sheets.

We also recorded a deferred charge during the first and second quarters of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in Prepaid and other assets and Other assets on the Consolidated Balance Sheets. As of April 30, 2012, the balance in Prepaid and other assets was $7.5 million, and $11.9 million in Other assets. The deferred charge will be amortized as a component of income tax expense over the three to five year economic life of the intellectual property.

We recognized a tax provision benefit in the three months ended April 30, 2012 as a result of changes in our annual forecast of income before taxes. The increase in our annual forecast of income before taxes resulted in a greater proportion of projected annual tax expense to be recognized in the six months ended January 31, 2012, relative to the proportion recognized in the nine months ended April 30, 2012.

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

As of July 31, 2011, we had NOL carry-forwards of $230.8 million and $158.0 million for federal and state income tax purposes, respectively. We also had research and credit carry-forwards of $17.6 million for federal and $18.3 million for state income tax purposes as of July 31, 2011. During the first nine months of fiscal 2012, we utilized federal income tax NOL carry-forwards of $55.9 million. During the first nine months of fiscal 2012, we utilized state income tax NOL carry-forwards of $27.0 million for state income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

If not utilized, the federal and state NOL and federal tax credit carry-forwards will begin to expire between 2013 and 2023. Utilization of these NOL and credit carry-forwards may be subject to an annual limitation due to provisions of the Internal Revenue Code of 1986, as amended, that are applicable if we have experienced an “ownership change” in the past, or if an ownership change occurs in the future.

We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a liability for unrecognized tax benefits as long-term taxes payable related to tax positions taken in the current period and we recognized a net decrease of $0.1 million and a net increase of $0.3 million in the liability for the third quarter and first nine months of fiscal 2012, respectively.

Liquidity and Capital Resources

	April 30,	July 31,
	2012	2011
	(in thousands)
Working capital	$345,111	$269,900
Cash and cash equivalents	$120,054	$80,773
Short-term investments	$196,454	$153,185

	Nine months ended April 30,
	2012	2011
	(in thousands)
Cash provided by operating activities	$70,775	$34,791
Cash used in investing activities	$(74,185)	$(20,670)
Cash provided by financing activities	$42,834	$31,871

As of April 30, 2012, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $40.7 million during the third quarter of fiscal 2012 to $316.5 million as of April 30, 2012.

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

During the first nine months of fiscal 2012, net cash provided by operating activities increased $36.0 million compared to the first nine months of fiscal 2011. This increase is primarily attributable to an increase of $26.4 million from operations after adjusting for non-cash items, including changes in deferred income taxes, stock-based compensation and the related tax benefits, and an increase of $9.5 million from the change in operating assets and liabilities.

Cash Flows from Investing Activities

Cash used in investing activities during the first nine months of fiscal 2012 increased $53.5 million compared to the first nine months of fiscal 2011. We continue to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $8.8 million during the first nine months of fiscal 2012. Further, during the second quarter of fiscal 2012, we completed our acquisition of Avenda. Cash paid for the acquisition, net of cash received was $21.1 million. See Note 3 of the Notes to Consolidated Financial Statements for more information.

Cash Flows from Financing Activities

Cash provided by financing activities increased $11.0 million during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.The increase was primarily the result of the excess tax benefits associated with our stock-based compensation.

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

Contractual Obligations

The following is a summary of our contractual obligations:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$21,789	$5,529	$10,035	$6,225	$—
Non-cancellable inventory purchase commitments	17,731	17,731

Total contractual obligations	$39,520	$23,260	$10,035	$6,225	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $316.5 million and $234.0 million as of April 30, 2012, and July 31, 2011, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will decrease in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the third quarter of fiscal 2012, the impact on our interest income from our cash, cash equivalents and short-term investments would have been immaterial assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S., Europe and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. A reduction in IT spending could occur or persist even if economic conditions improve. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., Europe and global economic environment, and any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Furthermore, our product revenue generally reflects orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that we expect to continue. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may materially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels. For example, in our third quarter of fiscal 2012, we experienced a higher than normal percentage of orders in the third month of the quarter. This put increased pressure on our operations to fulfill orders in a timely manner. If this occurs in future quarters, this could impact revenue performance and we may fail to meet securities analysts’ and investors’ expectations, which may cause the price of our stock to decline.

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

•	the timing of revenue recognition in any given quarter as a result of revenue recognition rules;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2012.

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

Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not yet have manifested. Our products have contained and may contain undetected errors, bugs or security vulnerabilities when our products are first introduced and as new versions are released. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of current or prospective customers, damage to our brand and reputation, reduction in the market acceptance of our new products or new versions of our products, increased development costs, incurrence of product reengineering expenses, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by the mix of international revenue, nondeductible stock-based compensation, changes in the research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. Further, the accounting for stock compensation expense in accordance with Accounting Standards Codification Topic 718 Stock Compensation and uncertain tax positions in accordance with Accounting Standards Codification Topic 740 Income Taxes could result in more unpredictability and variability to our future effective tax rates.

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

We have a history of losses, with a few quarters of profitability during fiscal 2012 and 2011. We experienced net income of $6.0 million and net loss of $5.8 million during the third quarter and first nine months of fiscal 2012, respectively, and net income of of $3.2 million and $2.5 million during the third quarter and first nine months of fiscal 2011, respectively. As of April 30, 2012 and July 31, 2011, our accumulated deficit was $110.8 million and $104.9 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. For example, we recently introduced Aruba ClearPass, a new product that is designed to securely provision and onboard iOS, Android, Mac OS X and Windows 7 Mobile devices on any network. Because this is a new product offering, potential customers may require a lengthy evaluation period before they make a purchase decision. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Specifically, we view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases could be delayed by the volatile U.S., Europe and global economic environment, which has introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenue, growth rates and market share.

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

We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter and as the market continues to consolidate. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth.

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

We sell a majority of our products through VADs, VARs, and OEMs. If these channel partners on which we rely do not perform their services adequately or efficiently, or if they exit the industry, are acquired by a competitor, or have financial difficulties, there could be a material adverse effect on our revenue and our cash flow.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 92.0% and 92.1%, for the third quarter and first nine months of fiscal 2012, respectively. The percentage of our total revenue fulfilled from sales through our indirect channel was 94.5% and 92.7%, for the third quarter and first nine months of fiscal 2011, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenue. Accordingly, our revenue depend in large part on the effective performance of our channel partners. The table below represents the percentage of total revenue from our top channel partners (* represents less than 10%):

	Three months ended April 30,		Nine months ended April 30,
	2012	2011	2012	2011
ScanSource, Inc. (Catalyst)	21.0%	17.7%	20.3%	18.3%
Avnet Logistics U.S. LP	12.8%	15.2%	13.7%	15.1%
Alcatel-Lucent	*	15.1%	*	14.2%

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

	April 30, 2012	July 31, 2011
ScanSource, Inc. (Catalyst)	19.5%	*
Avnet Logistics U.S. LP	14.2%	23.8%
Alcatel-Lucent	*	18.4%

If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margins to the extent revenue from such channel partners increase as a proportion of our overall revenue.

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

In the future we may acquire businesses, products or technologies. However, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals. These acquisitions and any future acquisitions may be viewed negatively by customers, financial markets or investors. In addition, these acquisitions and any future acquisitions that we may make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. We may also encounter difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations. We may experience significant problems with acquired or integrated product quality. We may also experience significant liabilities associated with acquired or integrated technology. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, operating results and financial condition.

As a result of the fact that we outsource the manufacturing of our products to contract manufacturers, we do not have the ability to ensure quality control over the manufacturing process. Furthermore, if there are significant changes in the financial or business condition of our contract manufacturers, our ability to supply quality products to our customers may be disrupted.

As a result of the fact that we outsource the manufacturing of our products to contract manufacturers, we are subject to the risk of supplier failure and customer dissatisfaction with the quality or performance of our products. Quality or performance failures of our products or changes in the financial or business condition of our contract manufacturers could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenue and financial condition.

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

For example, our solution incorporates both software products and hardware products, including a series of high-performance programmable mobility controllers and a line of wired and wireless access points. The chipsets that our contract manufacturers source and incorporate in our hardware products are currently available only from a limited number of suppliers, with whom neither we nor our contract manufacturers have entered into supply agreements. All of our access points incorporate components from Atheros, and some of our mobility controllers incorporate components from Broadcom Corporation (“Broadcom”) and Netlogic Microsystems Inc. (“Netlogic”). We have entered into license agreements with Qualcomm Atheros Inc. (“Atheros”), Broadcom and Netlogic, the termination of which could have a material adverse effect on our business. Our license agreements with Atheros, Broadcom and Netlogic have perpetual terms in that they will automatically be renewed for successive one-year periods unless the agreement is terminated prior to the end of the then-current term. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Atheros, Broadcom or Netlogic, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. All of our product revenue is dependent upon the sale of products that incorporate components from Atheros, Broadcom or Netlogic.

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

We derive a significant portion of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, a portion of our engineering and order management efforts are currently handled by personnel located in India and China, and we expect to expand our offshore development efforts within India and China and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

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

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenue. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenue and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenue and gross margins. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

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

Our acquisitions have resulted in total goodwill of $56.7 million and net intangible assets of $27.7 million as of April 30, 2012. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

Our future performance will depend in part on our ability to successfully integrate any new executive officers into our management team and develop an effective working relationship among senior management. Our Chief Operating Officer recently departed and, as a result, we need to transition his responsibilities to other areas of the organization. If we fail to transition his responsibilities effectively, or if we fail to integrate any executive officer whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. We intend to increase our market penetration and extend our geographic reach through our network of channel partners. We also plan to increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions. This future growth, if it occurs, will place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. Our failure to improve our systems and processes, or their failure to operate in the intended manner, may result in our inability to manage the growth of our business and to accurately forecast our revenue, expenses and earnings, or to prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.

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

(a) Sales of Unregistered Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1*	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on April 13, 2012)

10.2	Addendum to manufacturing Agreement, Effective as of January 16, 2012, between registrant and SerComm corporation

10.3 †	Amendment #4, effective February 17, 2012, to the Distributor Agreement dated as of June 15, 2007, between Registrant and Avnet, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 7, 2012

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)

Dated: June 7, 2012

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1 *	Executive Officer Bonus Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on April 13, 2012)

10.2	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and SerComm Corporation

10.3 †	Amendment #4, effective February 17, 2012, to the Distributor Agreement dated as of June 15, 2007, between Registrant and Avnet, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL +	XBRL Taxonomy Calculation Linkbase Document

101.LAB +	XBRL Taxonomy Label Linkbase Document

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.