Form 10-K
period 2012-07-31
ARUBA NETWORKS, INC.
filed 2012-10-11
CIK 1173752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

As of January 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,270,548,058, based on the closing price of such stock reported for such date on the NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.

The number of outstanding shares of the registrant’s common stock was 113,461,962 as of October 4, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would” and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that revenue from our indirect channels will continue to constitute a significant majority of our future revenue;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•	that our product offerings, in particular our products that incorporate 802.11n wireless local area network (“LAN”) standard technologies, will enable broader networking initiatives by both our current and potential customers;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;

•	that, within our indirect channel, sales through our value-added distributors (“VADs”), value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”) will continue to be significant;

•	that international revenue will increase in absolute dollars and remain consistent or increase as a percentage of total revenue in future periods compared with fiscal 2012;

•	that research and development expenses for fiscal 2013 will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2012;

•	that we intend to file for patents and patent applications around the world, as appropriate, as counterparts for our United States patents;

•	that over time virtually every workplace will be all-wireless, and users will be untethered from restrictive wired networks;

•	regarding continued momentum in our Mobile Virtual Enterprise (“MOVE”) architecture initiatives, including network rightsizing, and adoption of ClearPass access management system and Aruba Instant;

•	that sales and marketing expenses for fiscal 2013 will continue to be our most significant operating expense and will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2012;

•	that general and administrative expenses for fiscal 2013 will remain constant or increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2012;

•	that ratable product and related professional services and support revenue from certain revenue arrangements that are established prior to the second quarter of fiscal 2006 and those that are acquired through business combinations where we were not able to establish VSOE on prior services and support offerings. This revenue will continue to be a small portion of total revenue in future periods;

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations;

•	that we will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk; and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,

•	our ability to monitor and assess compliance with environmental laws by our contract manufacturer and distribution partners

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

Overview

Aruba Networks is the leading provider of next-generation network access solutions for mobile enterprise networks. The Mobile Virtual Enterprise (“MOVE”) architecture unifies wired and wireless infrastructures into one seamless network access solution for traveling business professionals, remote workers, corporate headquarters employees and guests. With the Aruba MOVE architecture, access privileges are linked to a user’s identity. This means that an enterprise workforce has consistent, secure access to network resources based on who they are, no matter where they are, what devices they are using or how they are connected.

It is a unique approach that is driven by mobility and the proliferation of Wi-Fi-enabled mobile devices. These devices, which have no Ethernet port, are connecting to enterprise networks in unprecedented numbers and will quickly surpass desktop connections. Aruba meets this challenge by eliminating the cost and complexity of managing separate wired and wireless access policies. We believe that, with our network access solutions, our customers will need fewer ports and consequently less equipment in the wiring closet, which will effectively rightsize our customers’ access infrastructure.

Aruba’s MOVE architecture provides context-aware networking for the post-desktop personal computer (“PC”) era. Mobility network services are delivered centrally from the data center across thin network access devices or on-ramps. At the heart of Aruba MOVE, a single set of mobility network services manages security, policy and network performance for every user and device on the network, regardless of location or how they connect. This mobility and user-centric approach makes it possible to re-architect the access network to simultaneously provide workforce mobility and reduce costs. To connect users into the network, whether at work, home, or on the road, Aruba access on-ramps include wireless, wired, and virtual private network (“VPN”) products. Device configuration, security policies, and reporting are all done centrally in the data center effectively making installation a zero-touch experience.

A key new addition to our MOVE architecture is our ClearPass Access Management System (“ClearPass”). Ideal for “Bring Your Own Device” (“BYOD”) provisioning and onboarding, ClearPass makes it easy for IT-issued and personal mobile devices to securely connect to any network. By centralizing access policies across the entire network, ClearPass automates differentiated user and device access, policy management and the provisioning of devices for secure network access and posture assessment. This ensures that each user has the right access privileges based on who they are and what device they are using. ClearPass is essential when increasing numbers of consumer devices – Windows, Mac OS X, iOS, Android and Linux – connect to the network and access is required by a broader range of users – employees, visitors, customers and contractors.

Another key addition is Aruba Instant, a controller-less Wi-Fi solution that combines ease-of-use and cost-effectiveness with best-in-class security, resiliency and intelligence. In Aruba Instant mode, a single access point is dynamically elected the master, which automatically distributes the network configuration to other Aruba Instant access points (“AP”) in the wireless local area network (“WLAN”). Our customers simply power-up one Aruba Instant AP, configure it over the air, and plug in the other access points. The entire deployment process is substantially reduced, saving our customers’ time and operational expenses.

Our products have been sold to over 20,000 customers worldwide, including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) and original equipment manufacturers (“OEMs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

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

Most critically, businesses of all types are being overrun by employee-owned mobile devices on the network, and many are seeking to deploy these devices en masse as well. This is known as the BYOD phenomenon. Most currently deployed networks are ill suited for this phenomenon, as they are designed for a port-based architecture, with mobility as an added convenience and “best-effort” solution. The BYOD phenomenon has also created demand for mobile device access management, which we address with our ClearPass solution.

Our vision is to transform the way that organizations design, deploy, manage and maintain user access networks to deliver a wide range of applications, from data to voice and video, to users wherever and whenever they want. This strategy is delivered via our MOVE architecture, which includes our Wi-Fi portfolio, our Mobility Access Switch portfolio, Aruba Instant and ClearPass.

Our MOVE architecture is unique in that it is context-aware, taking user, device, location and application into account when applying security and management policies over the network. Context-awareness also helps ensure application performance and network reliability. This enables customer organizations to rightsize their networks, reducing the number of physical ports. It also helps ensure secure connectivity for tablets and smartphones. This enables access networks to be built at a fraction of the cost of traditionally overprovisioned and undersubscribed ethernet-switch based access networks, while providing greater utility, utilization, security and visibility. Customers of different size and application requirements need flexibility for their Wi-Fi network architecture. Aruba provides flexible options, including a mobility controller-based architecture for larger, more sophisticated environments, and the Aruba Instant controller-less architecture for distributed branch and smaller campus environments. Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at the lowest cost. We expect that over time virtually every workplace will be all-wireless, and users will be completely un-tethered from restrictive wired networks.

Effectively implemented, secure mobility solutions offer a significant competitive advantage by allowing resources to be used optimally and at the lowest cost. We expect that over time virtually every workplace will be all-wireless, and users will be completely un-tethered from restrictive wired networks.

Delivering secure mobility solutions requires that certain challenges be overcome:

•	Enabling both security and mobility — Wireless networks cannot be confined within a building’s walls, challenging traditional wired network physical security models that depend on an impenetrable perimeter. To enable mobility, network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Unauthorized wireless devices that could potentially circumvent network security must be detected and prevented.

•	Delivering applications reliably in a mobile environment — Without special handling, many applications that are intended to be delivered over a fixed network may perform sub-optimally in a mobile environment. This is especially true for mission-critical data and latency-sensitive voice and video applications. A key example is mobile unified communications. Enabling a network to recognize and adapt to an application — so-called “application awareness” — is essential if data, voice and video are to be delivered reliably and with full fidelity.

•	System integration — Enterprise-class mobility solutions require more than just wireless access. Security, application, network, and radio frequency (“RF”) management services are also necessary, potentially increasing the complexity of a system as it grows in size and scope. To be effective, a mobility solution must minimize deployment and integration complexity, and support massive scalability, without requiring expensive upgrades to existing networking infrastructure.

•	Network and operations management — The management system is the heart of any secure mobility solution because it so profoundly affects up-time, ease-of-use, information technology (“IT”) overhead, and on-going operating costs. Essential tasks like network set-up, diagnostics, report generation, maintenance, and software upgrades require an efficient centralized management system that encompasses wired, wireless, and mobile device networks. To ease the transition from legacy to new 802.11n Wi-Fi networks and make the most of existing capital investments, it is imperative that the management system seamlessly integrate devices from multiple vendors into a single management console.

•	Support for emerging mobile applications — Secure mobility solutions need to be future-proof, ready to support emerging applications such as high definition video, unified communications, real-time telemetry, wide-area smart grid over resilient mesh, large-scale telework, and location-based services such as asset tracking and inventory management.

Our Solution

We believe that our user-centric networks are fundamentally different from alternative mobility solutions. In traditional enterprise networks, users are connected to physical ports using wire cables. These port-centric architectures assume a static relationship between a user and a data port, and the network access policies and application delivery priorities are not designed to accommodate — and therefore limit — user mobility away from that port. To enable user mobility, the fixed ports must either be opened so any user can connect from any port, or they must be connected to wireless LANs. Both of these options reduce network security and application performance in a port-centric architecture. To allow remote users to securely access a port-centric network, enterprises commonly deploy VPNs, which increase cost and complexity while often degrading the user experience and application performance. None of these alternatives address the fundamental challenge of convenient and secure user access, reliable application delivery, or delivery of a consistent user experience across both wireless and wired networks at local and remote locations.

We address the secure mobility problem using a user-centric architecture that assigns network access policies to users instead of to data ports or other infrastructure. As soon as a user is authenticated by our policy enforcement firewall, access policies are immediately enforced for that individual, regardless of whether they are working in the office, from home, or on the road. Our security mechanisms allow unrestricted mobility and a common user experience whenever and wherever the network is accessed. With the addition of our ClearPass Access Management solution, our customers can now manage these user- and device-based policies, particularly in high-demand, BYOD environments.

While this design puts wireless networking on an equal footing with wired networks with respect to security, it also enhances mobility and potentially increases user productivity and operational efficiencies. Within a campus environment these benefits are typically realized by customers who “rightsize” their networking infrastructure by deploying Wi-Fi wherever it is possible to do so, and wired ethernet only where there is no wireless alternative. For users at branch offices or on the road, user-centric technology extends the enterprise network wherever it is needed. Our Aruba Instant solution is particularly effective for branch deployments. Our Virtual Branch Networking solution delivers an “in-the-office” experience to fixed teleworker and branch office users across town and around the world.

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

Our Strategy

Our goal is to establish our secure mobility solution as the de facto standard for global education, enterprise, finance, government, healthcare, hospitality, industrial, and retail verticals. We will also pursue the service provider market, positioning our solution for managed services offerings. In pursuit of this quest, we believe that the following key elements of our strategy will help us maintain our competitive advantage:

•	Commitment to customer service and success — Our philosophy is that our customers come first and last in everything we do. Our commitment to customer success means that we work collaboratively to do what is best for them and that we work to see things from their points of view when making our business and technology decisions. We strive to ensure that our customer service is the best in the industry. We are continuously focused on finding new ways to solve our customers’ most critical problems, meaning that we listen closely to their needs and that we seek what is best for them first, in every instance.

•	Enable the proliferation of BYOD policies and initiatives across the enterprise — IT departments are at a crossroads. Whether overwhelmed by the number and variety of wireless devices that their employees are bringing into the workplace or embracing and issuing such devices to their employees, chances are their access networks are ill-designed for the purpose. Our MOVE architecture and ClearPass solution make broad deployment and secure self-provisioning of mobile devices possible in either case. This means that companies can benefit from letting their employees use the devices they enjoy using without imposing a heavy support burden on IT.

•	Enable the unified communication (“UC”) migration — More and more enterprises are moving from wired internet protocol (“IP”) phones or even time-division multiplexing (“TDM”)-based telephony to unified communications suites such as Microsoft Lync. Less challenging in a wired networking environment, moving to UC delivered over Wi-Fi often results in performance degradation and noticeable loss of quality due to the competition from an ever-increasing number of Wi-Fi devices for finite wireless bandwidth. We have worked closely with leading UC vendors such as Microsoft to ensure that UC runs just as well over Wi-Fi as it does over wire.

•	Drive adoption across the enterprise — Many enterprises initially deploy our solutions at corporate headquarters or main campus locations. Our objective is to penetrate remote locations and gain adoption by mobile users across primary campuses, as well as in satellite, branch, and home offices. We intend to do so by emphasizing the productivity enhancements and cost-efficiency of our approach. Aruba Instant, network rightsizing and Virtual Branch Networking are three elements of this strategy, helping users to enhance mobility, obtain a uniform network experience for all users, and lower both operating and capital expenditures.

•	Extend our software offerings — We believe that the integrated encryption, authentication, and network access technology embedded in the ArubaOS operating system are key competitive differentiators. We intend to continue enhancing the ArubaOS operating system and our centralized mobility architecture to maintain our position as a technology innovator. We also intend to extend the functionality and performance of the ArubaOS operating system with additional software modules such as unified communications, video-over-IP, and location-based services. We will continue to innovate our ClearPass software platform to deliver a rich set of capabilities for BYOD environments. Finally, we intend to continue enhancing the capabilities of our multi-vendor AirWave Wireless Management Suite to support additional competitive products and enhance the underlying features of this market-leading platform.

•	Utilize channel partners to expand our global market penetration — We intend to increase our market penetration and extend our geographic reach through the expansion of our network of channel partners. We plan to expand our growing channel footprint and will tailor training and support programs to help drive this expansion.

•	Deliver wireless LAN and mobility solutions to services providers that enable profitable managed services — BYOD, mobility and cloud computing are driving substantial opportunities for managed service providers (“MSP”) to help organizations deploy and manage end-to-end mobility solutions and value-added services. From Wi-Fi hotspots to large campus networks, our managed WLAN solutions are simple to deploy, easy to manage, and can scale from small remote locations to large campus environments. This opportunity will expand our ability to address a broader range of the wireless LAN market, as well as key verticals such as retail and small-to-medium sized businesses who have a greater propensity to embrace a managed service model with MSPs.

•	Realize increased operating efficiencies — We currently outsource our hardware manufacturing to overseas contract manufacturers such as Flextronics Manufacturing Singapore Pte. Ltd. (“Flextronics”), Sercomm Corporation (“Sercomm”), Accton Corporation (“Accton”) and Wistron Corporation (“Wistron”) and have established offshore research and development and customer support capabilities. We plan to continue to realize increased operating efficiencies by growing these offshore operations, and by establishing additional offshore capabilities for certain general and administrative functions.

•	Expand our base of technology partners — We will continue expanding our network of technology partners to enhance and complement our unified mobility solutions with security solutions, management tools, connectivity devices, and mobility applications.

Segment Information

We operate in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and evaluates performance based primarily on revenue in the geographic locations in which we operate. Revenue is attributed by geographic location based on the ship-to location of our customers. Our assets are primarily located in the U.S. and not allocated to any specific region. Further information regarding our operating segment is presented in Note 12 of Notes to Consolidated Financial Statements.

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

Our product portfolio encompasses:

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

Mobility Controllers

Aruba Mobility Controllers provide context-aware networking across wireless and wired LANs, VPN connections, and remote offices. Running the ArubaOS operating system, Mobility Controllers integrate a wide array of networking and security functions and deliver a seamless user experience regardless of the connection medium.

ClearPass Access Management System

Ideal for BYOD provisioning and onboarding, ClearPass makes it easy for IT-issued and personal mobile devices to securely connect to any network. ClearPass addresses the challenges posed when increasing numbers of consumer devices – Windows, Mac OS X, iOS, Android and Linux – connect to the network and access is required by a broader range of users – employees, visitors, customers and contractors.

Aruba Instant

Aruba Instant, is a controller-less Wi-Fi solution that combines ease-of-use and cost-effectiveness with best-in-class security, resiliency and intelligence. In Aruba Instant mode, a single access point is dynamically elected the master, which automatically distributes the network configuration to other Aruba Instant APs in the WLAN. Our customers simply power-up one Aruba Instant AP, configure it over the air, and plug in the other access points. The entire deployment process is substantially reduced, saving our customers’ time and operational expenses.

AirWave Network Management

AirWave is the only multivendor network management software that manages everything affecting service quality – the RF environment, controllers, wired infrastructure and access points. The intuitive user interface delegates responsibility across IT by providing access to charts, tables, diagnostic information and alerts based on support staff roles.

Access Points

Aruba’s 802.11n access points deliver up to ten times faster performance compared to legacy agbWi-Fi networks. Spanning a wide range from entry-level to high-performance, Aruba’s AP portfolio offers integrated RF management, intrusion prevention, and support for maximum client density of smartphones and tablets.

Mobility Access Switches

Aruba’s Mobility Access Switches are a new class of product that brings context-based access to wired networks. Designed for wiring closets, the Mobility Access Switches deliver secure access to users, independent of their location, access method, device or application.

Outdoor Mesh Routers

Aruba outdoor mesh routers deliver high-performance networking to outdoor environments where wired connectivity is impractical or unavailable. A multi-radio, multi-frequency design provides unparalleled speed and reliability for transporting voice, video and other real-time applications across long distances.

Remote Networking

We solve a wide range of networking challenges so your remote enterprise workforce can stay connected. From centrally managed branch WLANs that scale to hundreds of remote sites, to autonomous Wi-Fi networks that deploy in minutes, We give traveling business professionals and teleworkers a headquarters-like networking experience.

VPN Clients

The Wi-Fi-aware Virtual Intranet Access (VIA) client provides secure remote network connectivity for Apple iOS, Mac OS X and Windows mobile devices and laptops. From a non-corporate network – such as a home or public Wi-Fi or 3G network – VIA automatically authenticates and launches a VPN-on-demand connection with no complicated logins.

Customers

Our products are sold and supported worldwide to customers in most major industries including general enterprise, higher education, K-12 education, finance, government, healthcare, hospitality, manufacturing, media, retail, high-technology, telecom, transportation, and utilities. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations.

Customers purchase our products directly from us and through our VARs, VADs and OEMs. For a description of our revenue based on our customers’ geographic locations, see Note 12 of Notes to Consolidated Financial Statements.

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

As part of our continuing efforts to improve operating leverage through our channel partners, we are increasingly relying on our VARs, channel managers, and sales support team to manage smaller-sized deals. This improves our sales productivity and enables our direct sales teams to focus more on winning large customers.

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

Customer Service, Support and Training

We offer tiered customer service and support programs that encompass hardware, software, and access to future software upgrades on a when-and-if available basis. In order to better serve our customers, we have multiple support centers available to respond 24x7x365. Service and support for end customers of our VARs, VADs and OEMs are often provided by these channel partners, to whom we provide back-up support.

Our training department conducts basic and advanced courses through an on-line training portal and on-site at customer locations, third-party regional training facilities, and at various Aruba facilities around the world. As part of our training program, we offer certification programs to demonstrate that participants have successfully completed the program and passed written and practical exams covering our products, networking, and wireless technologies.

Research and Development

Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security and RF. Our research and development efforts are focused in Sunnyvale, California, Bangalore, India and Beijing, China. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2012, 2011, and 2010 are disclosed in the Consolidated Statements of Comprehensive Income.

Manufacturing

We outsource the manufacturing of a significant majority of our hardware products to contract manufacturers and original design manufacturers (“ODM”). These manufacturing partners help us optimize our operations by lowering costs and reducing time to market. Our major manufacturing partners are Flextronics, Sercomm, Accton and Wistron. Our manufacturing agreement with Flextronics is automatically renewed each year for successive one-year terms unless we or our manufacturing partner provides at least 90 days’ advance written notice to the other party of an intent not to renew. In addition, the agreement may be terminated by us or our manufacturing partner for any reason upon 180 days’ advance written notice to the other party.

In addition, we utilize a Flextronics facility in Singapore for production of specialized products and fulfillment operations for customer shipments destined for most APAC and EMEA destinations. We also have a second fulfillment center located in Sunnyvale, California that is primarily responsible for all customer shipments destined to locations in the Americas. We perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components.

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

We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter. This competition could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which could seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth.

Our primary competitors include Cisco, primarily through its Wireless Networking Business Unit, Hewlett-Packard, and Motorola. We also face competition from a number of smaller companies and new market entrants.

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

•	Our ClearPass solution delivers a complete solution for BYOD environments and access management.

Aruba Instant broadens our market appeal for Enterprise branch, mid-market business and managed services opportunities.

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

Environmental Laws

Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Our products contain modest amounts of gold and tantalum, none of which is sourced from the Democratic Republic of the Congo or adjoining countries. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. In addition, when selecting manufacturing and distribution partners we evaluate their supply chain policies to reasonably ensure they are compliant and then monitor these partners to reasonably ensure they remain in compliance. We did not incur any material capital expenditures for environmental control facilities in fiscal year 2012, and none are planned for fiscal year 2013.

Corporate Information

We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1344 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com

Employees

As of July 31, 2012, we had approximately 1,223 employees worldwide, of which 520 were engaged in sales and marketing, 471 were engaged in research and development, 131 were engaged in general and administrative functions, 66 were engaged in customer services and 35 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.

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

Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S., European and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. A reduction in IT spending could occur or persist even if economic conditions improve. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.

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

Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environments, any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Furthermore, our product revenue generally reflects orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that we expect to continue. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may materially adversely affect our earnings because we may not be able to adequately and timely adjust our expense levels. For example, in our third quarter of fiscal 2012, we experienced a higher than normal percentage of orders in the third month of the quarter, which put increased pressure on our operations to fulfill orders in a timely manner. If this occurs in future quarters, our revenue performance could be affected, and we may fail to meet securities analysts’ and investors’ expectations, which may cause the price of our stock to decline.

In addition to other risk factors listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions, including the restricted credit environment impacting the credit of our channel partners and end user customers;

•	our ability to develop and maintain our relationships with our VARs, VADs, OEMs and other partners;

•	fluctuations in demand, sales cycles and prices for our products and services;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers’ budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our ability to develop, introduce and ship in a timely manner, new products and product enhancements that meet customer requirements;

•	our dependence on several large vertical markets, including the government, healthcare, retail, enterprise and education vertical markets;

•	the timing of product releases or upgrades by us or our competitors;

•	any significant changes in the competitive dynamics of our markets, including new entrants, or further consolidation;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	the proportion of our products that are sold through direct versus indirect channels;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers and component suppliers;

•	our contract manufacturers and component suppliers’ ability to meet our product demand forecasts;

•	the potential need to record incremental inventory reserves for products that may become obsolete due to our new product introductions;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	changing market conditions, including current and potential customer consolidation;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	fluctuations in our effective tax rate, changes in the valuation of our deferred tax assets or liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof;

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	our ability to monitor and assess compliance with environmental laws by our contract manufacturer and distribution partners;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during fiscal 2010, 2011 and 2012.

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

We expect our gross margin to vary over time and our recent level of product gross margin may not be sustainable.

Our product gross margin vary from quarter to quarter and the recent level of gross margin may not be sustainable and may be adversely affected in the future by numerous factors, including product or sales channel mix shifts, the percentage of revenue from international regions, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures. As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.

Our products are highly technical and may contain undetected hardware errors or software bugs, which could cause harm to our reputation and adversely affect our business.

Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not have manifested. Our products have contained and may contain undetected errors, bugs or security vulnerabilities when our products are first introduced and as new versions are released. Some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, bugs, defects or security vulnerabilities discovered in our products after commercial release could result in loss of revenue or delay in revenue recognition, loss of current or prospective customers, damage to our brand and reputation, reduction in the market acceptance of our new products or new versions of our products, increased development costs, incurrence of product reengineering expenses, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.

If we fail to manage future growth effectively, our business would be harmed.

We have expanded our operations significantly since inception and anticipate that further significant expansion will be required. We intend to increase our market penetration and extend our geographic reach through our network of channel partners. We also plan to increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions. This growth has placed and, if it continues, will further place significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. To keep pace with the growth in our business, we will be required to make significant investments in our information technology infrastructure. Further, we will continuously enhance our information technology infrastructure to address any actual or potential deficiencies in our IT systems and related control environment. We recently identified several deficiencies in our IT systems. If we fail to improve our systems and processes in general, and our information technology systems and these deficiencies in particular, to keep pace with our growth, or if our systems and processes fail to operate in the intended manner, we could experience a material weakness in our internal control over financial reporting, or be unable to manage the growth of our business, accurately forecast our revenue, expenses and earnings, or prevent certain losses. Any future growth would add complexity to our organization and require effective coordination within our organization. If we do not effectively manage our growth, our business, operating results and financial condition could be adversely affected.

If we do not achieve increased tax benefits as a result of our new corporate structure, our financial condition and operating results could be adversely affected.

We implemented a new structure of our corporate organization during the first quarter of fiscal 2012 to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions. We anticipate achieving a reduction in our overall effective tax rate in the future as a result. There can be no assurance that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will not challenge the tax benefits that we expect to realize as a result of the new structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, would negatively impact the anticipated tax benefits of the new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If the intended tax treatment is not accepted by the applicable taxing authorities, changes in tax law negatively impact the structure or we do not operate our business consistent with the new structure and applicable tax provisions, we may fail to achieve the financial efficiencies that we anticipate as a result of the new structure, and our future operating results and financial condition may be negatively impacted.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by the mix of international revenue, nondeductible stock-based compensation, changes in research and development tax credit laws, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and being higher than anticipated in jurisdictions where we have higher statutory rates, transfer pricing adjustments, not meeting the terms and conditions of tax holidays or incentives, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof. Further, the accounting for stock compensation expense in accordance with Accounting Standards Codification Topic 718 Stock Compensation and uncertain tax positions in accordance with Accounting Standards Codification Topic 740 Income Taxes could result in more unpredictability and variability to our future effective tax rates.

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

We have a history of losses, with a few quarters of profitability during fiscal 2012 and 2011. We experienced a net loss of $8.9 million for fiscal 2012, net income of $70.7 million for fiscal 2011, and net loss of $34.0 million for fiscal 2010. As of July 31, 2012 and 2011, our accumulated deficit was $113.8 million and $104.9 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.

The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. For example, we recently introduced Aruba ClearPass, a new product that is designed to securely provision and onboard iOS, Android, Mac OS X and Windows 7 Mobile devices on any network. Because this is a new product offering, potential customers may require a lengthy evaluation period before they make a purchase decision. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Specifically, we view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases could be delayed by the volatile U.S., European and global economic environments, which have introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be materially adversely affected.

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

We expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter and as the market continues to consolidate. This competition could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase, or the loss of, market share, any of which would likely seriously harm our business, operating results or financial condition. If we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 92.5%, 93.0% and 92.4% for fiscal 2012, 2011 and 2010, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of our channel partners. The table below represents the percentage of total revenue from our top channel partners (*represents less than 10%):

	Years Ended July 31,
	2012	2011	2010
ScanSource, Inc. (“Catalyst”)	21.4%	19.4%	17.1%
Avnet Logistics U.S. LP	14.1%	17.1%	16.6%
Alcatel-Lucent	*	13.9%	10.4%

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

Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners (*represents less than 10%):

	As of July 31,
	2012	2011
ScanSource, Inc. (“Catalyst”)	15.7%	*
Avnet Logistics U.S. LP	19.0%	23.8%
Alcatel-Lucent	*	18.4%

If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, or if they exit the industry and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. In addition, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margin to the extent revenue from such channel partners increases as a proportion of our overall revenue.

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

Once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margin. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. This may have a material adverse effect on our operating results and market share.

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

We rely on purchase orders or long-term contracts with our contract manufacturers. Some of our contract manufacturers are not obligated to supply products to us for any specific period, in any specific quantity or at any specific price. Our orders with our contract manufacturers represent a relatively small percentage of the overall orders received by them from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturers are constrained in their abilities to fulfill all of their customer obligations in a timely manner. We provide demand forecasts to our contract manufacturers. To the extent that any such demand forecast is binding, if we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margin. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis.

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

We derive a significant portion of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, our product configuration and fulfillment are handled in Singapore and a portion of our engineering and order management efforts are currently handled by personnel located in India and China, and we expect to expand our offshore development efforts within India and China and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the difficulty in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	unfavorable changes in tax treaties or laws;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	increased exposure to political and economic instability, war and terrorism;

•	limited protection for intellectual property rights in some countries; and

•	increased cost of terminating international employees in some countries.

Moreover, local laws and customs in many countries differ significantly from those in the United States. In many foreign countries, particularly in those with developing economies, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us. There can be no assurance that our employees, contractors, and agents will not take actions in violation of our policies and procedures, which are designed to ensure compliance with U.S. and foreign laws and policies. Violations of laws or key control policies by our employees, contractors, or agents could result in financial reporting problems, fines, penalties, or prohibition on the importation or exportation of our products, and could have a material adverse effect on our business, financial condition and results of operations.

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenue. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenue and could materially adversely impact our business and financial results. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenue and gross margin. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.

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

Our acquisitions have resulted in total goodwill of $56.9 million and intangible assets of $27.0 million as of July 31, 2012. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure investors that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

If we lose members of our senior management or are unable to recruit and retain key employees on a cost-effective basis, or if we fail to effectively integrate new officers or key personnel into our organization, our business could be harmed.

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

Our future performance will depend in part on our ability to successfully integrate any new executive officers or key personnel into our management team and develop an effective working relationship among senior management. Our Chief Operating Officer recently departed and, as a result, we need to transition his responsibilities to other areas of the organization. Similarly, when key personnel depart the company, we have needed to transition their responsibilities to both current and new employees within the organization. If we fail to transition these responsibilities effectively, or if we fail to integrate any executive officer or key personnel whom we may hire in the future, and create effective working relationships among them and other members of management, our business operating results and financial condition could be adversely affected.

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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are all located in a single location in India. A natural catastrophe in this location can bring down our support operation. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Ownership of our Common Stock

Our stock price may be volatile.

The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions;

•	variations between our actual financial results and the published expectations of analysts;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announcements by or about us regarding events or news adverse to our business;

•	the loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	variations in the operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	an announced acquisition of or by a competitor, or an announced acquisition of or by us;

•	rumors and market speculation involving us or other companies in our industry;

•	providing estimates of our future operating results, or changes in these estimates, either by us or by any securities analysts who follow our common stock, or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us or our stockholders;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

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

Provisions in our charter documents, Delaware law, employment arrangements with certain of our executives, and our OEM supply agreement with Alcatel-Lucent could discourage a takeover that stockholders may consider favorable.

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

Certain of our executives may be entitled to accelerated vesting of their stock options pursuant to the terms of their employment arrangements upon a change of control of our company. In addition to the arrangements currently in place with some of our executives, we may enter into similar arrangements in the future with other executives. Such arrangements could delay or discourage a potential acquisition of our company.

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

The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in this report that our internal control over financial reporting was effective as of July 31, 2012, we were not able to complete our assessment of the review, analysis and testing of the design and operating effectiveness of our internal control over financial reporting on a timely basis as a result of several deficiencies identified in our IT systems, which we are currently in the process of remediating. We must continue to monitor, enhance and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of July 31, 2012, we leased approximately 400,000 square feet of space in our domestic and international locations. Approximately 70% of our leased properties are located in the United States. These domestic locations are primarily located in Sunnyvale California, which is where our corporate headquarters and warehouse facilities are located. Our international locations, which comprise approximately 30% of all our properties, are mainly located in India and China. Our international properties are primarily used for customer service centers, sales offices and research and development facilities. A significant portion of our office leases will expire in fiscal 2016. See Note 13 of our Notes to Consolidated Financial Statements for information regarding our lease obligations.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Information for Our Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the symbol “ARUN”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market.

	High	Low
Fiscal 2011
First Quarter	$22.80	$16.00
Second Quarter	$26.00	$20.37
Third Quarter	$36.29	$23.60
Fourth Quarter	$36.40	$21.83

Fiscal 2012
First Quarter	$25.55	$16.20
Second Quarter	$25.10	$17.20
Third Quarter	$25.00	$19.20
Fourth Quarter	$21.05	$12.36

Holders

As of October 4, 2012, there were approximately 277 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Stock Performance Graph

The following graph compares, for the period between July 31, 2007 and July 31, 2012, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. The graph assumes that $100 was invested on July 31, 2007 in our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, we announced a stock repurchase program for up to $100.0 million worth of our common stock. We are authorized to make repurchases in the market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases is based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. As of July 31, 2012, we repurchased a total of 1,408,504 shares for a total purchase price of $19.9 million, with $80.1 million remaining authorized under the stock repurchase program.

Common stock repurchase activity under our repurchased program in fiscal 2012 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
Period
May 1, 2012 - May 31, 2012	—	$—	—	$—
June 1, 2012 - June 30, 2012	276,159	14.46	276,159	$96,007
July 1, 2012 - July 31, 2012	1,132,345	14.03	1,132,345	$80,115

Total	1,408,504	$14.10	1,408,504

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, related notes and schedule, and other financial information included in this report. The selected consolidated financial data in this section is not intended to replace the Consolidated Financial Statements and is qualified in its entirety by the Consolidated Financial Statements and related notes and schedule included in this report. The consolidated statement of operations data for the years ended July 31, 2009 and 2008, and the consolidated balance sheet data as of July 31, 2010, 2009, and 2008 are derived from audited consolidated financial statements, which are not included in this report.

	Years Ended July 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Product	$434,733	$334,860	$221,474	$161,927	$148,550
Professional services and support	81,185	61,063	44,323	35,946	26,244
Ratable product and related professional services and support	851	591	737	1,386	3,466

Total revenue	516,769	396,514	266,534	199,259	178,260
Cost of revenue (1):
Product	130,446	107,820	77,070	59,917	48,126
Professional services and support	20,938	14,873	8,775	7,437	7,761
Ratable product and related professional services and support	54	10	229	483	1,228

Total cost of revenue	151,438	122,703	86,074	67,837	57,115

Gross profit	365,331	273,811	180,460	131,422	121,145
Operating expenses:
Research and development (1)	109,448	84,890	51,619	40,293	37,393
Sales and marketing (1)	198,373	154,239	109,393	90,241	86,008
General and administrative (1)	46,775	39,431	30,953	23,198	17,740
Acquisition related severance expense	—	—	—	—	197
Restructuring expenses	—	—	—	1,447	—
Litigation reserves	—	—	21,900	—	—

Total operating expenses	354,596	278,560	213,865	155,179	141,338

Operating income (loss)	10,735	(4,749)	(33,405)	(23,757)	(20,193)

Other income, net	2,825	3,802	135	1,132	4,036

Income (loss) before provision for (benefit from) income taxes	13,560	(947)	(33,270)	(22,625)	(16,157)

Provision for (benefit from) income taxes	22,411	(71,635)	728	788	967

Net income (loss)	$(8,851)	$70,688	$(33,998)	$(23,413)	$(17,124)

Shares used in computing net income (loss) per common - basic	108,774	100,299	89,978	84,612	79,467

Net income (loss) per common share - basic	$(0.08)	$0.70	$(0.38)	$(0.28)	$(0.22)

Shares used in computing net income (loss) per common - diluted	108,774	117,117	89,978	84,612	79,467

Net income (loss) per common share - diluted	$(0.08)	$0.60	$(0.38)	$(0.28)	$(0.22)

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of revenue	$5,318	$3,464	$1,397	$1,018	$704
Research and development	$31,203	$23,026	$10,716	$7,577	$6,200
Sales and marketing	$34,653	$24,399	$14,205	$10,520	$8,953
General and administrative	$12,738	$12,862	$9,763	$5,464	$3,421

	As of July 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$133,629	$80,773	$31,254	$41,298	$37,602
Short-term investments	$212,601	$153,185	$124,167	$81,839	$64,130
Working capital	$355,930	$269,900	$133,927	$115,639	$103,097
Total assets	$648,896	$488,056	$250,707	$203,054	$188,801
Common stock and additional paid-in-capital	$582,088	$450,157	$326,187	$279,035	$249,139
Total stockholders' equity	$466,890	$345,342	$150,655	$137,585	$130,875

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

Aruba Networks is the leading provider of next-generation network access solutions for mobile enterprise networks. The MOVE architecture unifies wired and wireless infrastructures into one seamless network access solution – for traveling business professionals, remote workers, corporate headquarters employees and guests. With the Aruba MOVE architecture, access privileges are linked to a user’s identity. That means an enterprise workforce has consistent, secure access to network resources based on who they are – no matter where they are, what devices they are using or how they are connected.

It’s a unique approach that’s driven by mobility and the proliferation of Wi-Fi-enabled mobile devices. These devices – which have no Ethernet port – are connecting to enterprise networks in unprecedented numbers and will quickly surpass desktop connections. Aruba meets this challenge by eliminating the cost and complexity of managing separate wired and wireless access policies. In fact, with Aruba, our customers need fewer ports and consequently less equipment in the wiring closet – effectively rightsizing our customers’ access infrastructure.

Aruba’s MOVE architecture provides context-aware networking for the post-PC era. Mobility network services are delivered centrally from the data center across thin network access devices or on-ramps. At the heart of Aruba MOVE, a single set of mobility network services manages security, policy and network performance for every user and device on the network, regardless of location or how they connect. This mobility- and user-centric approach makes it possible to re-architect the access network to simultaneously provide workforce mobility and reduce costs. To connect users into the network, whether at work, home, or on the road, Aruba access on-ramps include wireless, wired, and VPN products. Device configuration, security policies, and reporting are all done centrally in the data center effectively making installation a zero-touch experience.

A key new addition to our MOVE architecture is our ClearPass Access Management System. Ideal for BYOD provisioning and onboarding, ClearPass makes it easy for IT-issued and personal mobile devices to securely connect to any network. By centralizing access policies across the entire network, ClearPass automates differentiated user and device access, policy management and the provisioning of devices for secure network access and posture assessment. This ensures that each user has the right access privileges based on who they are and what device they are using. ClearPass is essential when increasing numbers of consumer devices – Windows, Mac OS X, iOS, Android and Linux – connect to the network and access is required by a broader range of users – employees, visitors, customers and contractors.

Another key addition is Aruba Instant, a controller-less Wi-Fi solution that combines ease-of-use and cost-effectiveness with best-in-class security, resiliency and intelligence. In Aruba Instant mode, a single access point is dynamically elected the master, which automatically distributes the network configuration to other Aruba Instant APs in the WLAN. Our customers simply power-up one Aruba Instant AP, configure it over the air, and plug in the other access points. The entire deployment process is substantially reduced, saving our customers’ time and operational expenses.

Our products have been sold to over 20,000 customers worldwide, including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the United States, with value added distributors (“VADs”) and original equipment manufacturers (“OEM’s”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”). Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.

Major Trends Affecting Our Financial Results

Worldwide Economic Conditions

Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S., European and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.

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

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While our revenue growth rate slowed over the last fiscal year, we believe that our product offerings, in particular our products that incorporate ClearPass, MOVE and Aruba Instant technologies, will enable broader networking initiatives by both our current and potential customers in the future. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:

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

Costs and Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for all employees. Personnel-related costs are the most significant component of each of these categories. As of July 31, 2012, we had 1,223 employees worldwide compared to 1,057 employees at July 31, 2011. The increase in employees is the most significant driver behind the increase in costs and operating expenses in fiscal 2012. Going forward, we expect to continue to hire employees throughout the company.

Significant Events

Our financial results during the year ended July 31, 2012 were affected by certain significant events that should be considered in comparing the periods presented.

Business Combinations

On November 30, 2011, we completed our acquisition of Avenda Systems (“Avenda”), a leading developer of network security solutions. The purchase price was $35.5 million, which is comprised of $23.5 million of cash and $12.0 million of common stock. As part of the acquisition agreement, we agreed to incremental cash payments of up to approximately $6.0 million to Avenda’s former employees who became our employees, which will be made over a period of up to two years from the closing date, subject to certain continued employment restrictions. Approximately $3.0 million of the incremental payments were paid immediately after the acquisition date and were included in the purchase price allocation. The remaining balance of approximately $3.0 million was excluded from the purchase price allocation and will be recorded as compensation expense over the service period. The acquisition resulted in additional goodwill of $23.6 million.

On May 23, 2012, we acquired a wireless technology company. The total purchase price was approximately $1.4 million in cash, $0.3 million of which was placed in escrow to secure our indemnification rights under the purchase agreement. The acquisition resulted in additional goodwill of $0.2 million. In addition, we agreed to an incremental cash payment and stock awards totaling approximately $4.0 million, subject to certain vesting conditions and continued employment restrictions. The incremental cash payment and stock awards will be recorded as compensation expense over the service period.

Stock Repurchase

On June 13, 2012, we announced a stock repurchase program for up to $100.0 million worth of our common stock. We are authorized to make repurchases in the open market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. As of July 31, 2012, we repurchased a total of 1,408,504 shares for a total purchase price of $19.9 million, with $80.1 million remaining authorized under the stock repurchase program.

Revenue, Cost of Revenue and Operating Expenses

Revenue

We derive our revenue from sales of our ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenue consists of consulting and training services. Consulting services primarily consist of installation support services. Training services are instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

We sell our products directly through our sales force and indirectly through VADs, VARs, and OEMs. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.

We sell our products to channel partners and end customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain consistent or increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012. For more information about our international revenue, see Note 12 of the Notes to Consolidated Financial Statements.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as our MOVE architecture, our ClearPass solutions, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitor’s discounting practices;

•	mix of revenue attributed to our international regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

Due to higher net effective discounts for products sold through our indirect channel, our overall gross margin for indirect channel sales are typically lower than those associated with direct sales. We expect product revenue from our indirect channel to continue to constitute a significant majority of our total revenue, which, by itself, negatively impacts our gross margin. Further, we expect that within our indirect channel, sales through our VADs and OEMs will continue to be significant, which will negatively impact our gross margin as VADs and OEMs generally experience a larger net effective discount than our other channel partners.

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2013, we expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2012.

Sales and Marketing Expenses

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. Amortization expense related to our purchased intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margin until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2013, we expect sales and marketing expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2012.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2013, we expect general and administrative expenses to remain constant or increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012, however fluctuations in professional services can cause an increase in any particular quarter.

Other Income (Expense), net

Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on foreign exchange rate changes, and in connection with our acquisition of Azalea in September 2010, changes in the fair value of our contingent rights liability.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes.

Revenue Recognition

Total revenue is derived primarily from the sale of products and services, including professional services and support. The following revenue recognition policies define the manner in which we account for our sales transactions.

We recognized revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred or the title and risk of loss has passed; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that our agreements contain such terms, we recognize revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differs from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments are received, provided the remaining criteria for revenue recognition have been met.

We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. We record estimated sales returns as a reduction to revenue upon shipment based on its contractual obligations and historical returns experience. In cases where we are aware of circumstances that will likely result in a specific customer’s request to return purchased equipment, we record a specific sales returns reserve.

Effective beginning of fiscal 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”). Our current revenue recognition policies, which were applied in fiscal 2012 and fiscal 2011, provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

We establish VSOE of selling price using the price charged for a deliverable based upon the normal pricing and discounting practices when sold separately. VSOE for support services is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. We typically are not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of our non-software elements using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

We regularly review estimated selling price of the product offerings and maintains internal controls over the establishment and updates of these estimates. There was not a material impact to revenue recognized during the third quarter or first nine months of fiscal 2011, nor do we currently expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.

For fiscal 2010, pursuant to the previous guidance for revenue arrangements with multiple deliverables prior to the adoption of ASU 2009-13, for a sales arrangement with multiple elements, we allocated revenue to each element based on its relative fair value, for software, based on VSOE of fair value. In the absence of fair value for a delivered element, we first allocated revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element could not be determined, we deferred revenue for the delivered elements until the undelivered elements were delivered or the fair value was determinable for the remaining undelivered elements. If the revenue for a delivered item was not recognized because it was not separable from the undelivered item, then we also deferred the cost of the delivered item. We limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

Products

Product revenue consists of revenue from sales of our hardware appliances and perpetual software licenses. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. For these appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to ensure an end-user has been identified by the channel partner prior to shipment to a channel partner. For end-users and channel partners, we generally had no significant obligations for future performance such as rights of return or pricing credits.

For sales to direct end-users and certain channel partners, including value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”), we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. We also sell through value-added distributors (“VADs”). A significant portion of our sales are made through VADs under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to us. The amount of inventory held by VADs pending a sale to an end customer was $4.8 million and $2.0 million as of July 31, 2012 and 2011.

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on our hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. For sales of stand-alone software, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When only the undelivered element for which we do not have VSOE of fair value is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Services

Service revenue consists of revenue from support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Revenue for professional services is recognized upon delivery or completion of performance. Professional service arrangements are typically short-term in nature and are largely completed within 90 days from the start of service. Revenue for training services is recognized upon delivery of the training. Costs associated with these service offerings are expensed as incurred.

Post-contractual services (“PCS”) that we provide to our channel partners differ from PCS that we provide to our end customers in that we are only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide to the end customer first level troubleshooting assistance as well as second level support for high-level technical and product diagnosis which might include returned merchandise fulfillment. Our obligations are only to provide software upgrades and, in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires, a third level technical diagnosis and support.

Ratable product and related professional services and support

Certain revenue arrangements prior to the second quarter of fiscal 2006 and those acquired through business combinations where we were not able to establish VSOE on prior services and support offerings are recognized ratably over the support period.

Shipping and Handling

Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and non-employees under the fair value method. Our share-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards and performance-based awards. We calculate the fair value of restricted stock based on the fair market value on the date of grant. We calculate the fair value of stock options and employee stock purchase plans on the date of grant using the Black-Scholes option-pricing method. This methodology requires the use of subjective assumptions, including expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

Inventory Valuation

Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $4.1 million, $2.6 million, and $2.9 million for fiscal years 2012, 2011, and 2010, respectively.

Allowances for Doubtful Accounts

We record a provision for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.3 million at July 31, 2012 and 2011.

Impairment of Goodwill and Intangible Assets

We perform an annual goodwill impairment test. For purposes of impairment testing, we have determined that we have only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of our company. These estimates of fair value are based on the best information available as of the date of the assessment, which primarily includes our market capitalization. As of the date of the assessment, our market capitalization was substantially in excess of our carrying value. As a result, we did not recognize impairment charges in any of the periods presented.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to seven years. Amortization expense is recorded in the Consolidated Statements of Comprehensive Income in cost of revenue and sales and marketing expenses. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

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

As a result of our increasing profitability in fiscal 2011, expectations for continued profits going forward, and expected material taxable income generated from intercompany payments resulting from our offshore tax restructuring implemented during fiscal year 2012, we determined that it is more likely than not that future profitability will be sufficient to realize deferred income tax assets. In accordance with ASC 740 and related literature, we released a majority of our valuation allowances against our deferred income tax assets during the fourth quarter of fiscal 2011. We continue to maintain $0.1 million valuation allowance against a portion of our foreign net operating loss deferred tax assets. Net income for fiscal 2011 includes a discrete tax benefit of $72.8 million which was largely attributed to the release of our valuation allowances and the recording of the associated net deferred tax assets on our balance sheet. We continue to believe it is more likely than not that future profitability will be sufficient to realize our deferred tax assets.

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of July 31, 2012 and 2011, we had $12.1 million and $10.9 million, respectively, of unrecognized tax benefits, which if recognized would affect our income tax expense.

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Years Ended July 31,
	2012	2011	2010
Revenue:
Product	84.1%	84.5%	83.1%
Professional services and support	15.7%	15.4%	16.6%
Ratable product and related professional services and support	0.2%	0.1%	0.3%

Total revenue	100.0%	100.0%	100.0%

Cost of revenue:
Product	25.2%	27.2%	28.9%
Professional services and support	4.1%	3.7%	3.3%
Ratable product and related professional services and support	0.0%	0.0%	0.1%

Gross margin	70.7%	69.1%	67.7%

Operating expenses:
Research and development	21.2%	21.4%	19.4%
Sales and marketing	38.4%	38.9%	41.0%
General and administrative	9.0%	10.0%	11.6%
Litigation reserves	0.0%	0.0%	8.2%

Total operating expenses	68.6%	70.3%	80.2%

Operating margin	2.1%	(1.2%)	(12.5%)

Other income (expense), net
Interest income	0.2%	0.2%	0.3%
Other income (expense), net	0.3%	0.7%	(0.3%)

Income (loss) before provision for (benefit from) income taxes	2.6%	(0.3%)	(12.5%)

Provision for (benefit from) income taxes	4.3%	(18.1%)	0.3%

Net income (loss)	(1.7%)	17.8%	(12.8%)

Revenue

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Total revenue	$516,769	$396,514	$266,534

Type of revenue:
Product	$434,733	$334,860	$221,474
Professional services and support	81,185	61,063	44,323
Ratable product and related professional services and support	851	591	737

Total revenue	$516,769	$396,514	$266,534

% revenue by type:
Product	84.1%	84.5%	83.1%
Professional services and support	15.7%	15.4%	16.6%
Ratable product and related professional services and support	0.2%	0.1%	0.3%

Revenue by geography:
United States	$323,331	$250,995	$166,584
Europe, the Middle East and Africa	89,540	62,595	38,140
Asia Pacific	89,677	70,171	51,110
Rest of World	14,221	12,753	10,700

Total revenue	$516,769	$396,514	$266,534

% revenue by geography:
United States	62.6%	63.3%	62.5%
Europe, the Middle East and Africa	17.3%	15.8%	14.3%
Asia Pacific	17.4%	17.7%	19.2%
Rest of World	2.7%	3.2%	4.0%

Total revenue by sales channel:
Indirect	$477,974	$368,945	$246,344
Direct	38,795	27,569	20,190

Total revenue	$516,769	$396,514	$266,534

% revenue by sales channel:
Indirect	92.5%	93.0%	92.4%
Direct	7.5%	7.0%	7.6%

During fiscal 2012, total revenue increased $120.3 million, or 30.3%, over fiscal 2011, primarily due to an increase in product revenue.

Product revenue increased 29.8% during fiscal 2012 compared to fiscal 2011. The rapid proliferation of Wi-Fi enabled mobile devices, the adoption of BYOD policies by various enterprises, the increase in demand for multimedia-rich mobility applications are driving the increase in demand for our products. Our MOVE architecture continues to gain momentum as companies move toward a new architecture in which wireless becomes the primary access network, resulting in significant growth in the sales of our Access Point products, and an increase in both hardware and software product sales.

Professional services and support revenue increased 33.0% during fiscal 2012 compared to fiscal 2011. This increase is primarily a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.

Ratable product and related professional services and support revenue are composed of certain revenue arrangements entered prior to the second quarter of fiscal 2006, and certain legacy Azalea transactions shipped prior to the acquisition, where we were not able to establish VSOE on prior services and support offerings and had to recognize revenue ratably over the support period. The increase in ratable product and related professional services and support revenue from fiscal 2011 to fiscal 2012 is due to recognition of revenue from certain legacy Azalea transactions where revenue recognition criteria became satisfied during fiscal 2012. We expect this revenue stream to continue to be a small portion of total revenue in future periods;

Revenue from our indirect sales channel increased during fiscal 2012 compared to fiscal 2011 and decreased slightly as a percentage of revenue. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.

Revenue from shipments to locations outside the United States increased during fiscal 2012 compared to fiscal 2011 due to strong demand across all of our geographies. Our international revenue increased 33% in fiscal 2012 compared to fiscal 2011. As a percentage of total revenue, the U.S. revenue was slightly down during fiscal 2012 compared to 2011. We expect to continue to increase our market penetration and extend our geographic reach through our network of channel partners.

During fiscal 2011, total revenue increased $130.0 million, or 48.8%, over fiscal 2010. The increase in fiscal 2011 compared to fiscal 2010 was attributable to broad-based demand across all of our major geographies and verticals, and the significant growth in our customer base. Our network rightsizing and MOVE architecture initiatives continued to gain momentum as companies move toward a new access network. The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving this trend.

Cost of Revenue and Gross Margin

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Total revenue	$516,769	$396,514	$266,534

Cost of product	$130,446	$107,820	$77,070
Cost of professional services and support	20,938	14,873	8,775
Cost of ratable product and related professional services and support	54	10	229

Total cost of revenue	151,438	122,703	86,074

Gross profit	$365,331	$273,811	$180,460

Gross margin	70.7%	69.1%	67.7%

During fiscal 2012 total cost of revenue increased 23.4% compared to fiscal 2011 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to Sercomm and Flextronics, our largest contract manufacturers. For fiscal 2012, payments to Sercomm constituted approximately 31% of our cost of product revenue and payments to Flextronics and Flextronics-related costs constituted approximately 23% of our cost of product revenue.

Cost of professional services and support revenue increased 40.8% during fiscal 2012 compared to fiscal 2011. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services, including personnel who joined Aruba as a result of the acquisition of Avenda in November 2011.

Cost of ratable product and related professional services and support revenue increased during these periods consistent with the increase in ratable product and related professional services and support revenue.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base which would increase our cost of professional services and support.

Gross margin increased 160 basis points during fiscal 2012 compared to fiscal 2011. This increase is due to favorable product and geographical mix as well as our continued technology differentiation and competitive position.

During fiscal 2011 total cost of revenue increased 42.6% compared to fiscal 2010 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to Flextronics, our largest contract manufacturer. For fiscal 2011, payments to Flextronics and Flextronics-related costs constituted approximately 43% of our cost of product revenue and payments to Sercomm constituted approximately 33% of our cost of product revenue.

Research and Development Expenses

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Research and development expenses	$109,448	$84,890	$51,619
Percent of total revenue	21.2%	21.4%	19.4%

During fiscal 2012, research and development expenses increased 28.9% compared to fiscal 2011, primarily due to an increase of $11.4 million in personnel and related costs as we expanded our research and development team, including through our acquisitions. Stock-based compensation expense also increased by $8.1 million. Expenses for consulting and outside agencies increased $1.9 million primarily due to costs associated with our product development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts, including depreciation expense, increased $2.8 million, of which $2.7 million is due to increased allocations which were previously classified in General and Administrative expenses.

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

Sales and Marketing Expenses

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Sales and marketing expenses	$198,373	$154,239	$109,393
Percent of total revenue	38.4%	38.9%	41.0%

During fiscal 2012, sales and marketing expenses increased 28.6% compared to fiscal 2011. Personnel and related costs increased $25.6 million and stock-based compensation expense increased of $10.1 million due to a 23% increase in headcount. The increase in personnel and related costs included commission expense, which increased $7.3 million due to higher revenue in fiscal 2012 compared to fiscal 2011. Marketing expenses increased $3.6 million to support product demand generation and pipeline building. Pre-sales and training expenses also increased by $1.6 million due to increase in activity. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $2.3 million, of which $2.0 million is due to increased allocated costs which were previously classified in General and Administrative expenses.

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

General and administrative expenses

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
General and administrative expenses	$46,775	$39,431	$30,953
Percent of total revenue	9.0%	10.0%	11.6%

During fiscal 2012, general and administrative expenses increased 18.7% compared to fiscal 2011, primarily due to an increase of $4.4 million in personnel expenses as our headcount increased to support the growth of the business, as well as an increase in professional services fees of $4.1 million primarily due to legal, accounting and other services related to activities such as acquisitions and IT investment. These increases were partially offset by a net decrease of $1.5 million due to certain expenses related to facilities and IT being allocated out from G&A to other functional departments.

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

Other Income, net

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Interest income	$1,194	$1,018	$834
Other income (expense), net	1,631	2,784	(699)

Total other income, net	$2,825	$3,802	$135

Interest income during fiscal 2012 increased 17.3% from fiscal 2011, primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for fiscal 2012 was $220.4 million compared to $152.0 million for fiscal 2011.

Other income (expense), net decreased during fiscal 2012 compared to fiscal 2011 primarily as a result of the change in the fair value of our contingent rights liability related to the acquisition of Azalea Networks. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Interest income increased during fiscal 2011 compared to fiscal 2010. The increase is primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for fiscal 2011 was $152.0 million compared to $116.6 million for fiscal 2010.

Other income (expense), net increased during fiscal 2011 compared to fiscal 2010 primarily as a result of the change in the fair value of our contingent rights liability related to the acquisition of Azalea Networks from $9.5 million at the date of the acquisition to $5.9 million as of July 31, 2011. See Note 2 of the Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

As of July 31, 2012, we had net operating loss carryforwards of $164.1 million and $142.1 million for federal and state income tax purposes, respectively. We also had research and credit carryforwards of $17.2 million for federal and $20.7 million for state income tax purposes as of July 31, 2012.

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

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. As of July 31, 2012, based on available positive evidence, we determined that the majority of our deferred tax assets would be more likely than not realizable in the near future, with the exception of certain foreign net operating loss carryforwards as we cannot forecast sufficient future foreign income to realize these deferred tax assets before they expire. Deferred tax liabilities have not been recognized for undistributed earnings from our foreign subsidiaries because we expect our U.S. operations will have sufficient cash for current and future business activities. Therefore, it is our intention to indefinitely reinvest such undistributed earnings outside the U.S. in the respective foreign entities.

We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a net increase of $7.4 million to the liability for unrecognized tax benefits related to tax positions taken in the current period and a net decrease of $6.2 million to the liability for positions taken in the prior periods. Additionally, we did not make any reclassifications between current taxes payable and long-term taxes payable.

Quarterly Fluctuations in Operating Results

The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended July 31, 2012. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.

	For the three months ended
FY 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(in thousands, except per share data)
Revenue
Product	$117,101	$110,531	$105,970	$101,131
Professional services and support	21,900	21,111	20,091	18,083
Ratable product and related professional services and support	248	252	214	137

Total revenue	139,249	131,894	126,275	119,351
Cost of revenue
Product	33,912	34,014	30,452	32,068
Professional services and support	5,878	5,484	5,030	4,546
Ratable product and related professional services and support	41	13	—	—

Total cost of revenue	39,831	39,511	35,482	36,614

Gross profit	99,418	92,383	90,793	82,737

Operating expenses
Research and development	29,671	27,383	27,926	24,468
Sales and marketing	53,064	49,974	49,720	45,615
General and administrative	11,254	11,723	12,698	11,100

Total operating expenses	93,989	89,080	90,344	81,183

Operating income	5,429	3,303	449	1,554

Other income (expense), net
Interest income	318	301	299	276
Other income (expense), net	(1,252)	(675)	2,731	827

Total other income (expense), net	(934)	(374)	3,030	1,103

Income before provision for (benefit from) income taxes	4,495	2,929	3,479	2,657

Provision for (benefit from) income taxes	7,525	(3,099)	14,861	3,124

Net income (loss)	$(3,030)	$6,028	$(11,382)	$(467)

Shares used in computing net income (loss) per common share - basic	111,419	110,236	108,084	105,937

Net income (loss) per common share - basic	$(0.03)	$0.05	$(0.11)	$—

Shares used in computing net income (loss) per common share - diluted	111,419	121,895	108,084	105,937

Net income (loss) per common share - diluted	$(0.03)	$0.05	$(0.11)	$—

Prior Period Adjustments

In the three months ended July 31, 2012, we recorded adjustments to increase the vacation accrual by $0.5 million and recorded additional deferred cost of revenue of $0.3 million. In the three months ended April 30, 2012, we recorded adjustments to reduce tax expense of $0.8 million and recorded additional stock-based compensation expense of $0.5 million, related to the fiscal quarters ended October 31, 2011 and January 31, 2012, respectively. The impact of the adjustments made in fiscal quarters ended July 31, 2012 and April 30, 2012 would have resulted in a decrease in net loss of $0.1 million for the years ended July 31, 2010 and 2011, and a decrease in the net loss of $0.9 million for the year ended July 31, 2012. On a quarterly basis for fiscal 2012, the impact would be to decrease the net loss by $0.1 million, $0.3 million and $0.1 million in the three months ended October 31, 2011, January 31, 2012 and July 31, 2012, respectively, and to increase net income by $0.4 million for the three months ended April 30, 2012. We have assessed the impact of these adjustments on the Consolidated Balance Sheets and Consolidated Statements of Comprehensive Income as of and for the periods ended July 31, 2012, 2011, and 2010, and we have concluded that the adjustments are not material, either individually, or in the aggregate, to the previously reported financial statements. On that basis, we have recorded the adjustments in the three months ended April 30, 2012 and July 31, 2012.

	For the Three Months Ended
FY 2011	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010
	(In thousands, except per share data)
Revenue
Product	$97,141	$89,415	$79,100	$69,204
Professional services and support	16,475	16,186	14,602	13,800
Ratable product and related professional services and support	142	150	156	143

Total revenue	113,758	105,751	93,858	83,147
Cost of revenue
Product	31,620	29,964	24,173	22,063
Professional services and support	4,259	4,167	3,542	2,905
Ratable product and related professional services and support	—	—	—	10

Total cost of revenue	35,879	34,131	27,715	24,978

Gross profit	77,879	71,620	66,143	58,169
Operating expenses
Research and development	23,370	22,799	21,608	17,113
Sales and marketing	42,972	40,916	36,936	33,415
General and administrative	11,741	10,319	10,183	7,188

Total operating expenses	78,083	74,034	68,727	57,716

Operating income (loss)	(204)	(2,414)	(2,584)	453
Other income (expense), net
Interest income	261	284	240	233
Other income (expense), net	(4,408)	5,608	(61)	1,645

Total other income (expense), net	(4,147)	5,892	179	1,878
Income (loss) before provision for (benefit from) income taxes	(4,351)	3,478	(2,405)	2,331
Provision for (benefit from) income taxes	(72,536)	277	428	196

Net income (loss)	$68,185	$3,201	$(2,833)	$2,135

Shares used in computing net income (loss) per common share — basic	104,310	102,055	98,795	96,037
Net income (loss) per common share — basic	$0.65	$0.03	$(0.03)	$0.02

Shares used in computing net income (loss) per common share — diluted	119,600	119,367	98,795	113,271
Net income (loss) per common share — diluted	$0.57	$0.03	$(0.03)	$0.02

Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Users of the financial statements should not rely on our past results as an indication of our future performance.

Liquidity and Capital Resources

	July 31,	July 31,
	2012	2011
	(in thousands)
Working capital	$355,930	$269,900
Cash and cash equivalents	133,629	80,773
Short-term investments	$212,601	$153,185

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Cash provided by operating activities	$112,861	$57,990	$25,834
Cash used in investing activities	(96,327)	(44,916)	(48,581)
Cash provided by financing activities	$36,467	$36,446	$12,702

As of July 31, 2012, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $112.2 million during fiscal 2012 from $234.0 million in cash, cash equivalents and short term investments as of July 31, 2011 to $346.2 million as of July 31, 2012. As of July 31, 2012, we had $23.4 million of cash and cash equivalents held outside the United States. Historically, we have required capital principally to fund our working capital needs and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which materially affect our financial results.

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

During fiscal 2012, net cash provided by operating activities increased $54.9 million compared to fiscal 2011. The increase in cash flow from operating activities was primarily due to an increase in cash flow of $13.5 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and a decrease of $41.4 million from the change in operating assets and liabilities.

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

Cash Flows from Investing Activities

Cash used in investing activities increased $51.4 million during fiscal 2012 compared to fiscal 2011. We purchased more short-term investments during fiscal 2012 compared to fiscal 2011 as we reinvested cash flow from operations. Purchases of property and equipment in fiscal 2012 increased $3.1 million compared to fiscal 2011 due to an increase in headcount. Further, we completed two acquisitions during fiscal 2012 for a total of $22.5 million of cash used, net of cash received. See Note 2 of the Notes to Consolidated Financial Statements.

Cash used in investing activities during fiscal 2011 decreased $3.7 million compared to fiscal 2010. We continued to invest our excess cash balances in short-term investments. Some of the proceeds from the sale and maturity of these investments were used to purchase $9.9 million of property and equipment during fiscal 2011. Further, we completed two acquisitions during fiscal 2011 for a total of $4.3 million in cash, net of cash received. See Note 2 of the Notes to Consolidated Financial Statements.

Cash Flows from Financing Activities

Cash provided by financing activities was essentially flat in fiscal 2012 compared to fiscal 2011 and primarily consisted of the cash proceeds we received from the issuance of common stock in conjunction with our equity plans. In addition, during fiscal 2012, we started receiving tax benefits associated with stock-based compensation of $21.6 million. This tax benefit was slightly offset by $19.9 million of cash used to repurchase our common stock.

Cash provided by financing activities increased $23.7 million during fiscal 2011 compared to fiscal 2010 due to an increase in cash proceeds we received from the issuance of common stock in conjunction with our 2007 Equity Incentive Plan and Employee Stock Purchase Plan. The increase was primarily driven by increased exercises of stock options by our employees as a result of the increase in the fair market value of our common stock and an increase in the amount of contributions in our Employee Stock Purchase Plan.

Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may, in the future, need to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential future business acquisitions.

Contractual Obligations & Commitments

Operating leases & purchase obligations

The following is a summary of our contractual obligations:

	Total	Less Than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$20,826	$5,480	$14,569	$777	$—
Purchase obligations (1)	46,141	35,600	7,900	600	2,041

Total contractual obligations	$66,967	$41,080	$22,469	$1,377	$2,041

(1)	Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements. We outsource the production of our hardware to various third-party manufacturing suppliers, one of which is our main contract manufacturer. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Uncertain tax positions

As of July 31, 2012, our unrecognized tax benefits were $12.1 million which were mostly reflected as a reduction to deferred tax assets. As such, there are no material amounts of contractual obligations associated with these unrecognized benefits to be included in the table above.

Off-Balance Sheet Arrangements

As of July 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Most of our sales are denominated in U.S. Dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Euro, Indian Rupee, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $346.2 million and $234.0 at July 31, 2012 and 2011, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during fiscal 2012, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.1 million assuming consistent investment levels.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded that, as of July 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of July 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ Dominic P. Orr	/s/ Michael M. Galvin

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board of Directors October 11, 2012	Michael M. Galvin Chief Financial Officer October 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Aruba Networks, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2012 and July 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

October 11, 2012

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2012	2011
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$133,629	$80,773
Short-term investments	212,601	153,185
Accounts receivable, net of allowance for doubtful accounts of $276 and $306 as of July 31, 2012 and 2011, respectively	80,190	68,598
Inventory	22,202	29,895
Deferred cost of revenue	11,241	6,999
Prepaids and other	18,996	5,097
Deferred income tax assets, current	34,584	53,310

Total current assets	513,443	397,857

Property and equipment, net	19,901	14,772
Goodwill	56,947	33,143
Intangible assets, net	27,036	20,863
Deferred income tax assets, non-current	20,664	19,328
Other non-current assets	10,905	2,093

Total assets	$648,896	$488,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,807	$11,278
Accrued liabilities	67,072	61,461
Income taxes payable	2,032	767
Deferred revenue, current	80,602	54,451

Total current liabilities	157,513	127,957

Deferred revenue, non-current	22,375	14,000
Other non-current liabilities	2,118	757

Total liabilities	182,006	142,714

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2012 and 2011; 111,529 and 104,905 shares issued and outstanding at July 31, 2012 and 2011, respectively	11	10
Additional paid-in capital	582,077	450,147
Accumulated other comprehensive income (loss)	(1,405)	127
Accumulated deficit	(113,793)	(104,942)

Total stockholders’ equity	466,890	345,342

Total liabilities and stockholders’ equity	$648,896	$488,056

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended July 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenue
Product	$434,733	$334,860	$221,474
Professional services and support	81,185	61,063	44,323
Ratable product and related professional services and support	851	591	737

Total revenue	516,769	396,514	266,534

Cost of revenue
Product	130,446	107,820	77,070
Professional services and support	20,938	14,873	8,775
Ratable product and related professional services and support	54	10	229

Total cost of revenue	151,438	122,703	86,074

Gross profit	365,331	273,811	180,460

Operating expenses
Research and development	109,448	84,890	51,619
Sales and marketing	198,373	154,239	109,393
General and administrative	46,775	39,431	30,953
Litigation reserves	—	—	21,900

Total operating expenses	354,596	278,560	213,865

Operating income (loss)	10,735	(4,749)	(33,405)

Other income, net
Interest income	1,194	1,018	834
Other income (expense), net	1,631	2,784	(699)

Total other income, net	2,825	3,802	135

Income (loss) before provision for (benefit from) income taxes	13,560	(947)	(33,270)

Provision for (benefit from) income taxes	22,411	(71,635)	728

Net income (loss)	$(8,851)	$70,688	$(33,998)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	(1,552)	—	—
Unrealized gain (loss) on short-term investments, net of tax	20	29	(84)

Comprehensive income (loss)	$(10,383)	$70,717	$(34,082)

Shares used in computing net income (loss) per common share- basic	108,774	100,299	89,978

Net income (loss) per common share- basic	$(0.08)	$0.70	$(0.38)

Shares used in computing net income (loss) per common share- diluted	108,774	117,117	89,978

Net income (loss) per common share- diluted	$(0.08)	$0.60	$(0.38)

Stock-based compensation expense included in above:
Cost of revenue	$5,318	$3,464	$1,397
Research and development	31,203	23,026	10,716
Sales and marketing	34,653	24,399	14,205
General and administrative	12,738	12,861	9,763

Total	$83,912	$63,750	$36,081

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands)

Balance at July 31, 2009	86,744	$9	$279,026	$182	$(141,632)	$137,585

Comprehensive loss:
Unrealized loss on short-term investments, net of taxes	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(33,998)	(33,998)

Total comprehensive loss				—	—	(34,082)

Fair value of shares issued to non-employees	199	—	2,385	—	—	2,385
Fair value of stock options issued to non-employees	—	—	32	—	—	32
Exercise of common stock options	2,974	—	8,116	—	—	8,116
Shares purchased under employee stock purchase plan	1,808	—	4,515	—	—	4,515
Repurchase of common stock	(16)	—	314	—	—	314
Stock-based compensation expense related to stock options and awards issued to employees	1,897	—	31,683	—	—	31,683
Excess tax benefit associated with stock-based compensation	—	—	107	—	—	107

Balance at July 31, 2010	93,606	$9	$326,178	$98	$(175,630)	$150,655

Comprehensive income:
Unrealized gain on short-term investments, net of taxes	—	—	—	29	—	29
Net income	—	—	—	—	70,688	70,688

Total comprehensive income						70,717

Fair value of shares issued to non-employees	149	—	3,952	—	—	3,952
Exercise of common stock options	6,413	1	29,751	—	—	29,752
Shares purchased under employee stock purchase plan	2,048	—	6,889	—	—	6,889
Repurchase of common stock	—	—	1	—	—	1
Stock-based compensation expense related to stock options and awards issued to employees	1,164	—	54,879	—	—	54,879
Common stock issued in purchase acquisition	1,525	—	28,691	—	—	28,691
Excess tax benefit associated with stock-based compensation	—	—	(194)	—	—	(194)

Balance at July 31, 2011	104,905	$10	$450,147	$127	$(104,942)	$345,342

Comprehensive income:
Unrealized gain on short-term investments, net of taxes	—	—	—	20	—	20
Foreign currency translation adjustments, net of taxes	—	—	—	(1,552)	—	(1,552)
Net loss	—	—	—	—	(8,851)	(8,851)

Total comprehensive loss						(10,383)

Fair value of shares issued to non-employees	36	—	1,453	—	—	1,453
Exercise of common stock options	3,745	1	21,434	—	—	21,435
Shares purchased under employee stock purchase plan	853	—	13,344	—	—	13,344
Repurchase of common stock	(1,409)	—	(19,884)	—	—	(19,884)
Stock-based compensation expense related to stock options and awards issued to employees	2,778	—	85,293	—	—	85,293
Common stock issued in purchase acquisition	621	—	10,522	—	—	10,522
Excess tax benefit associated with stock-based compensation	—	—	19,768	—	—	19,768

Balance at July 31, 2012	111,529	$11	$582,077	$(1,405)	$(113,793)	$466,890

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(8,851)	$70,688	$(33,998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,123	15,042	10,091
Provision for doubtful accounts	125	17	265
Write-downs for excess and obsolete inventory	4,113	2,647	2,949
Stock-based compensation expense	83,912	63,750	36,081
Accretion of purchase discounts on short-term investments	1,142	1,290	837
Loss (gain) on disposal of fixed assets	544	(3)	(3)
Change in carrying value of contingent rights liability	(2,319)	(3,598)	—
Deferred income taxes	15,369	(72,638)	—
Recovery of escrow funds	(702)	—	—
Excess tax benefit associated with stock-based compensation	(21,572)	194	(107)
Changes in operating assets and liabilities:
Accounts receivable	(11,374)	(24,821)	(8,069)
Inventory	1,615	(16,900)	(10,653)
Prepaids and other	(14,594)	(1,658)	(2,757)
Deferred costs	(4,658)	(1,548)	(290)
Other assets	(8,131)	(240)	50
Accounts payable	(4,694)	(167)	5,937
Deferred revenue	34,522	12,713	11,220
Other current and non-current liabilities	9,150	13,331	14,360
Income taxes payable	20,141	(109)	(79)

Net cash provided by operating activities	112,861	57,990	25,834

Cash flows from investing activities
Purchases of short-term investments	(189,218)	(144,512)	(122,750)
Proceeds from sales of short-term investments	55,790	28,927	10,566
Proceeds from maturities of short-term investments	72,650	84,870	68,860
Purchases of property and equipment	(13,044)	(9,909)	(5,299)
Proceeds from sale of property and equipment	—	11	42
Cash paid in purchase acquisitions, net of cash acquired	(22,505)	(4,303)	—

Net cash used in investing activities	(96,327)	(44,916)	(48,581)

Cash flows from financing activities
Proceeds from issuance of common stock	34,779	36,640	12,631
Repurchases of unvested common stock	—	—	(36)
Repurchases of common stock under stock repurchase program	(19,884)	—	—
Excess tax benefit associated with stock-based compensation	21,572	(194)	107

Net cash provided by financing activities	36,467	36,446	12,702

Effect of exchange rate changes on cash and cash equivalents	(145)	(1)	1

Net increase (decrease) in cash and cash equivalents	52,856	49,519	(10,044)

Cash and cash equivalents, beginning of period	80,773	31,254	41,298

Cash and cash equivalents, end of period	$133,629	$80,773	$31,254

Supplemental disclosure of cash flow information
Income taxes paid	$5,587	$1,152	$899

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for purchase acquisition	$12,000	$28,691	$—
Contingent rights issued for purchase acquisition	$—	$9,486	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2002. The Company is a leading provider of next-generation network access solutions for the mobile enterprise. Its Mobile Virtual Enterprise (“MOVE”) architecture unifies wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. The Company has offices in North America, Europe, the Middle East and the Asia Pacific region and employs staff around the world.

Significant Accounting Policies

Basis of Presentation

The Company’s Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements reflect all adjustments, consisting only of normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods presented.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of these financial statements requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as presented in the consolidated financial statements and accompanying notes. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, fair value measurements and impairments and accounting for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results differ from the estimates made by management with respect to these and other items.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. In fiscal 2012, the deferred income tax assets, non-current was offset by the deferred income tax liabilities, non-current in the Consolidated Balance Sheet. The amount for the prior period has been reclassified to be consistent with the current year presentation.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is predominantly the U.S. dollar. Accordingly, a significant portion of the Company’s monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. The transaction gains and losses are included as a component of other income (expense), net in the accompanying Consolidated Statements of Comprehensive Income. Certain foreign subsidiaries designate the Euro as their functional currency. The assets and liabilities of these subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Translation adjustments were included in stockholders’ equity in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income (loss).

The Company’s Irish subsidiary used the Euro as its functional currency. Consequently, all assets and liabilities were translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Translation adjustments were included in stockholders’ equity in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income (loss). As of May 1, 2012, the Company changed its operational strategy and determined that the Irish subsidiary will buy and sell in U.S dollars. Consequently, the Company changed its functional currency designation for the subsidiary from the Euro to U.S. dollars as of May 1, 2012. The cumulative translation adjustment of $1.6 million for the year ending July 31, 2012 is considered to be the basis in the assets of the Irish subsidiary and will remain as a component of accumulated other comprehensive income (loss) until such time as the Irish subsidiary is liquidated.

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

Fair Value of Financial Instruments

The Company measures its financial instruments at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature and liquidity of these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents are comprised of cash, sweep funds and money market funds. Due to the short-term nature and liquidity of these financial instruments, the carrying value of these assets approximates fair value.

Short-Term Investments

Short-term investments comprise marketable securities that consist primarily of corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper and certificates of deposit with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months, the short-term investments are classified as available-for-sale. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If other-than-temporary impairment (“OTTI”) has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. The Company determined that there were no investments in its portfolio that were other-than-temporarily impaired as of July 31, 2012 and 2011.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions and has not experienced any losses on its deposits of its cash and cash equivalents and its short-term investments due to concentration of credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. The Company maintains a provision for doubtful accounts based upon the expected collectability of accounts receivable, and to date such losses have been within management’s expectations. See Note 12 in these Notes to Consolidated Financial Statements for more details on significant customers.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of its accounts receivable. In estimating the allowance for doubtful accounts, management considers, among other factors, (i) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (ii) the Company’s historical write-offs, (iii) the credit-worthiness of each customer, (iv) the economic conditions of the customer’s industry, and (v) general economic conditions. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, the Company records a specific allowance against amounts due from the customer, and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected.

Charges to operations relating to allowance for doubtful accounts were $0.1 million and $0.3 million for the fiscal years ended July 31, 2012 and 2010. The charges were less than $0.1 million for the fiscal year ended July 31, 2011.

Inventory

Inventory consists of hardware and related component parts and is stated at the lower of cost or market, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenue and amounted to approximately $4.1 million, $2.6 million, and $2.9 million, for the fiscal years ended July 31, 2012, 2011, and 2010, respectively.

Deferred Costs

When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.

Property and Equipment, net

Property and equipment, net are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets, or the original lease term. Leasehold improvements are recorded at cost with any reimbursement from the landlord being accounted for as part of rent expense using the straight-line method over the lease term.

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations, under other income (expense), net. Disposals resulted in a loss of $0.5 million in for the fiscal year ended July 31, 2012 and zero in for the fiscal years ended July 31, 2011 and 2010. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.

Intangible Assets

Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, which range from two to seven years.

Impairment of Long-lived Assets and Indefinite-lived Intangibles

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value, which is typically calculated using discounted expected future cash flows. The Company did not recognize impairment charges in any of the periods presented.

Indefinite-lived intangible assets, such as in-process research and development intangibles, are intangible assets that are not subject to amortization and are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Once the research and development efforts are completed or abandoned, the Company shall determine the useful life of the assets and is required to perform an impairment test of the asset.

Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The Company performs impairment testing on its goodwill at least annually, as of June 30th, and more frequently if indicators of impairment exist at the reporting unit level. The Company performs its impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company has identified that it has only one reporting unit. There have been no impairments recorded in any of the periods presented.

Revenue Recognition

Total revenue is derived primarily from the sale of products and services, including professional services and support. The following revenue recognition policies define the manner in which the Company accounts for its sales transactions.

The Company recognizes revenue when all of the following have occurred: (1) the Company has entered into a legally binding arrangement with a customer; (2) delivery has occurred or the title and risk of loss has passed; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.

The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such terms, the Company recognizes revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 60 days. In the event payment terms are provided that differs from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments are received, provided the remaining criteria for revenue recognition have been met.

The Company assesses the ability to collect from its customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, the Company defers revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. The Company records estimated sales returns as a reduction to revenue upon shipment based on its contractual obligations and historical returns experience. In cases where the Company is aware of circumstances that will likely result in a specific customer’s request to return purchased equipment, the Company records a specific sales returns reserve.

Effective beginning of fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements” (“ASU 2009-13”). The Company’s current revenue recognition policies, which were applied in fiscal 2012 and fiscal 2011, provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

The Company establishes VSOE of selling price using the price charged for a deliverable based upon the normal pricing and discounting practices when sold separately. VSOE for support services is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.

TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. The Company is typically not able to determine TPE for the Company’s products or services. Generally, the Company’s go-to-market strategy differs from that of the Company’s peers and the Company’s offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine selling prices of competitor products and services on a stand-alone basis.

When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.

The Company regularly reviews estimated selling price of the product offerings and maintains internal controls over the establishment and updates of these estimates. There was no material impact to revenue recognized during the third quarter or first nine months of fiscal 2011, nor does the Company currently expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.

For fiscal 2010, pursuant to the previous guidance for revenue arrangements with multiple deliverables prior to the adoption of ASU 2009-13, for a sales arrangement with multiple elements, the Company allocated revenue to each element based on its relative fair value, or for software, based on VSOE of fair value. In the absence of fair value for a delivered element, the Company first allocated revenue to the fair value of the undelivered elements and the residual revenue to the delivered elements. Where the fair value for an undelivered element could not be determined, the Company deferred revenue for the delivered elements until the undelivered elements were delivered or the fair value was determinable for the remaining undelivered elements. If the revenue for a delivered item was not recognized because it was not separable from the undelivered item, then the Company also deferred the cost of the delivered item. The Company limited the amount of revenue recognition for delivered elements to the amount that was not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

Products

Product revenue consists of revenue from sales of the Company’s hardware appliances and perpetual software licenses. The majority of the Company’s products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. For these appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to ensure an end-user has been identified by the channel partner prior to shipment to a channel partner. For end-users and channel partners, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.

For sales to direct end-users and certain channel partners, including value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”), the Company recognizes product revenue upon delivery, assuming all other revenue recognition criteria are met. The Company also sells through value-added distributors (“VADs”). A significant portion of the Company’s sales are made through VADs under agreements allowing for stocking of the Company’s products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to the Company. The amount of inventory held by VADs pending a sale to an end customer was $4.8 million and $2.0 million as of July 31, 2012 and 2011.

The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. For sales of stand-alone software, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When only the undelivered element for which the Company does not have VSOE of selling price is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.

Services

Service revenue consists of revenue from support agreements, professional services, and training. Support services include repair and replacement of defective hardware appliances, software updates and access to technical support personnel. Software updates provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Revenue for support services is recognized on a straight-line basis over the service contract term, which is typically one to five years. Revenue for professional services is recognized upon delivery or completion of performance. Professional service arrangements are typically short-term in nature and are largely completed within 90 days from the start of service. Revenue for training services is recognized upon delivery of the training. Costs associated with these service offerings are expensed as incurred.

Post-contractual services (“PCS”) that the Company provides to its channel partners differ from PCS that it provides to its end customers in that the Company is only obligated to provide support services to the channel partner directly, while the channel partner is obligated to provide support services directly to the end customer. The channel partner is obligated to provide to the end customer first level troubleshooting assistance as well as second level support for high-level technical and product diagnosis which might include returned merchandise fulfillment. The Company’s obligations are only to provide software upgrades and, in the unusual scenario in which the channel partner is unable to provide the technical support that the end customer requires, a third level technical diagnosis and support.

Ratable product and related professional services and support

Certain revenue arrangements prior to the second quarter of fiscal 2006 and those acquired through business combinations where the Company was not able to establish VSOE on prior services and support offerings are recognized ratably over the support period.

Shipping and Handling

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

After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenue to total projected product revenue, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and non-employees under the fair value method. The Company’s stock-based awards include stock options, restricted stock units and awards, employee stock purchase plan, and performance-based awards. The Company calculates the fair value of restricted stock and performance-based awards which are paid in restricted stock, based on the fair market value of its common stock on the date of grant. The Company calculates the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. The Company determines the amount of stock-based compensation expense based on awards that it ultimately expects to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

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

As a result of the Company’s increasing profitability in fiscal 2011 and expectations for continued profits going forward, the Company determined that it is more likely than not that future profitability will be sufficient to realize deferred income tax assets. In addition, the Company has determined there will be sufficient California taxable income such that it is more likely than not the California research credits available as of fiscal year 2011 would be realizable in the near future. The Company will continue to assess whether a valuation allowance is necessary for any future California research credits generated. In accordance with Accounting Standards Codification Topic 740, “Income Taxes” (“ASC 740”) and related literature, the Company released a majority of its valuation allowances against its deferred income tax assets in the fourth quarter of fiscal 2011. Net income for fiscal 2011 includes a discrete tax benefit of $72.8 million which was largely attributed to the release of the Company’s valuation allowances and the recording of the associated net deferred tax assets on its balance sheet. The Company continues to maintain $0.1 million valuation allowance against a portion of its foreign net operating loss deferred tax assets.

Income tax contingencies are accounted for and may require significant management judgment in estimating final outcomes. Actual results could differ materially from these estimates and could significantly affect the effective tax rate and cash flows in future years. As of July 31, 2012, the Company had $12.1 million of unrecognized tax benefits which, if recognized, will have an effect on the Company’s effective tax rate.

The Company is subject to audits and examinations of tax returns by tax authorities in various jurisdictions, including the Internal Revenue Service. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) consists of foreign currency translation loss and unrealized investment gains and losses from available-for-sale securities, net of tax.

Recent Accounting Pronouncements

Accounting Standards Adopted During Fiscal Year 2012

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) — Fair Value Measurement (“ASU 2011-04”), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 6 “Fair Value Measurements”). The Company applied this standard in the third quarter of fiscal 2012, and it had no material impact on the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this standard in the third quarter of fiscal 2012 by presenting other comprehensive income as a single continuous statement included in the Consolidated Statements of Comprehensive Income. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment (“ASU 2011-08”), to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted ASU 2011-08 in the fourth quarter of fiscal 2012. This adoption did not have an impact on the Company’s financial position, results of operations or cash flows.

New Accounting Standards Not Yet Adopted

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2012-12 on its Consolidated Financial Statements.

2. Business Combinations

The Company completed two business combinations during fiscal 2012. A summary of the allocation of the total purchase consideration is presented for each of the business combinations as follows:

Avenda Systems

On November 30, 2011, the Company acquired Avenda Systems (“Avenda”), a leading developer of network security solutions. The results of Avenda’s operations have been included in the Consolidated Financial Statements since the acquisition date. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price consisted of the following (in thousands, except share and per share data):

Cash	$23,475
Stock (526,996 shares at $22.77 per share)	12,000

Total consideration	$35,475

In addition, the Company agreed to incremental cash payments of up to approximately $6.0 million to Avenda’s former employees who became the Company’s employees, which will be made over a period of up to two years from the closing date, subject to certain continued employment restrictions. Approximately $3.0 million of the incremental payments was paid immediately after the acquisition date and was included in the purchase price allocation. The remaining balance of approximately $3.0 million was excluded from the purchase price allocation and will be recorded as compensation expense over the service period through November 2013.

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

		Estimated Useful Lives
Amortizable intangible assets:
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

Other Acquisition

On May 23, 2012, the Company acquired a software development company to accelerate the Company’s ClearPass portfolio. Pursuant to the terms of the purchase agreement, the total purchase price was approximately $1.4 million in cash, of which $0.3 million was placed in escrow to secure the Company’s indemnification rights under the Agreement.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed as of the Closing Date (in thousands):

		Estimated Useful Lives
Amortizable intangible assets:
Non-compete agreement	$100	4 years
In-process research and development	1,200
Goodwill	200

Total assets acquired	1,500
Liabilities assumed	(81)

Total	$1,419

A portion of the purchase price was allocated to in-process research and development (“IPR&D”). The in-process technology represents software that will accelerate the Company’s ClearPass portfolio. The IPR&D was identified and valued through an analysis of data provided by the wireless technology company concerning existing technologies, in-process technologies and future technologies. The Discounted Cashflow Model, which is based on the present value of projected free cash flow, was used to estimate the fair value of this intangible asset. IPR&D is tested annually for impairment, unless a triggering event indicates a possible impairment. There were no indicators of impairment during the years ended July 31, 2012, 2011 and 2010. In addition, the Company agreed to an incremental cash payment and stock awards totaling approximately $4.0 million, subject to certain vesting conditions and continued employment restrictions. The incremental cash payment and stock awards will be recorded as compensation expense over the service period through November 2013.

Based on the evaluation of the significance of this acquisition and the Avenda acquisition, individually and in the aggregate, the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements.

Fiscal Year 2011 Business Combinations

On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China which complemented the Company’s existing research and development centers. The results of Azalea’s operations have been included in the Consolidated Financial Statements since the acquisition date. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

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

The following table summarizes the purchase price allocation (in thousands, except estimated useful lives).

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

A portion of the purchase price was allocated to developed product technology and in-process research and development (“IPR&D”). They were identified and valued through an analysis of data provided by Azalea concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income generating ability and associated risks. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 16% was applied to developed product technology and IPR&D. The Company recognizes IPR&D at fair value as of the acquisition date, and subsequently accounts for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested annually for impairment unless a triggering event indicates a possible impairment.

Developed product technology, which includes products that are already technologically feasible, is primarily comprised of a portfolio of outdoor mesh routers. Developmental projects that had not reached technological feasibility are recognized as identifiable intangible assets. The principal project at the acquisition date relates to developing multi-radio outdoor mesh routers for the core network for even the largest enterprises. This technology would enable faster internet access for higher throughput performance, covering greater distances for both mesh and video networks. The Company substantially completed the work by the end of fiscal 2012.

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

Contingent Rights Liability

Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share is sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period begins August 1, 2011 and ended on December 31, 2011. The rights related to these shares were subsequently converted to shares after this period. For shares held in escrow, the period for making escrow claims expired on April 1, 2012. The Company made claims against all of the escrow shares prior to the claim period expiration, and currently the escrow shares remain in escrow pending the resolution of the Company’s claims. The rights related to the escrow shares are subject to forfeiture in certain circumstances. At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million.

The change in fair value from the acquisition date to July 31, 2012 was primarily driven by changes in the Company’s common stock price, the approaching settlement date and the claim activities that have taken place. Gains and losses on the re-measurement of the contingent rights liability are included in other income (expense), net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, as of July 31, 2012, the maximum contingent rights liability will be no more than $1.7 million related to the shares still held in escrow, as defined in the acquisition agreement.

3. Goodwill and Intangible Assets

Changes in the carrying amount of the Company’s goodwill are as follows:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisitions	23,804

As of July 31, 2012	$56,947

The Company’s purchased intangible assets associated with completed acquisitions are composed of:

	Estimated Useful Lives		Gross Value	Accumulated Amortization	Net Value
	(In thousands, except estimated useful lives)
As of July 31, 2012
Existing technology	2 to 7 years		$35,183	$(15,931)	$19,252
Patents/core technology	4 to 6 years		6,806	(4,041)	2,765
Customer contracts	6 to 7 years		7,233	(4,321)	2,912
Support agreements	5 to 6 years		2,917	(2,425)	492
Tradenames/trademarks	1 to 5 years		750	(673)	77
Non-compete agreements	2 years		912	(814)	98

Sub-total			$53,801	$(28,205)	$25,596
In-process research and development		(a)	1,440	—	1,440

Total			$55,241	$(28,205)	$27,036

	Estimated Useful Lives		Gross Value	Accumulated Amortization	Net Value
	(In thousands, except estimated useful lives)
As of July 31, 2011
Existing technology	4 to 5 years		$22,383	$(10,595)	$11,788
Patents/core technology	4 to 6 years		6,026	(3,110)	2,916
Customer contracts	6 to 7 years		6,933	(3,137)	3,796
Support agreements	5 to 6 years		2,917	(1,849)	1,068
Tradenames/trademarks	1 to 5 years		750	(529)	221
Non-compete agreements	2 years		812	(758)	54

Sub-total			$39,821	$(19,978)	$19,843
In-process research and development		(a)	1,020	—	1,020

Total			$40,841	$(19,978)	$20,863

(a)	In-process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During fiscal 2012, the Company acquired additional in-process research and development technology of $1.2 million. It also completed certain development projects and transferred $0.8 million in-process research and development costs to the existing technology category.

Amortization expense is recorded in the Consolidated Statements of Comprehensive Income under the following:

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
Cost of product revenues	$5,875	$5,852	$3,082
Cost of professional services and support revenues	540	540	540
Sales and marketing	1,812	1,432	1,182

Total amortization expense	$8,227	$7,824	$4,804

The estimated future amortization expense of purchased intangible assets as of July 31, 2012 is as follows:

Amount
(In thousands)
Years ending July 31,
2013	$7,419
2014	6,712
2015	5,939
2016	2,806
2017	1,221
Thereafter	1,499

Total	$25,596

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

	Years ended July 31,
	2012	2011	2010
	(in thousands, except per share data)
Net income (loss)	$(8,851)	$70,688	$(33,998)

Weighted-average common shares outstanding - basic	108,774	100,299	89,978
Dilutive effect of employee stock plans	—	16,818	—

Weighted-average common shares outstanding - diluted	108,774	117,117	89,978

Net income (loss) per share - basic	$(0.08)	$0.70	$(0.38)

Net income (loss) per share - diluted	$(0.08)	$0.60	$(0.38)

The following outstanding options and restricted stock awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect

	Years Ended July 31,
	2012	2011	2010
	(In thousands)
Options to purchase common stock	2,054	1,279	4,072
Restricted stock awards	2,779	227	175
Contingently issuable shares	591	—	—

5. Short-Term Investments

Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of July 31, 2012
Corporate bonds and notes	$47,011	$118	$(1)	$47,128
U.S. government agency securities	105,358	79	(8)	105,429
U.S. treasury bills	43,896	34	—	43,930
Commercial paper	7,280	2	—	7,282
Certificates of deposit	8,805	27	—	8,832

Total short-term investments	$212,350	$260	$(9)	$212,601

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
As of July 31, 2011
Corporate bonds and notes	$41,912	$118	$(10)	$42,020
U.S. government agency securities	40,824	33	(7)	40,850
U.S. treasury bills	57,026	72	(5)	57,093
Commercial paper	5,590	2	—	5,592
Certificates of deposit	7,618	12	—	7,630

Total short-term investments	$152,970	$237	$(22)	$153,185

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost Basis	Fair Value
	(In thousands)
As of July 31, 2012
One year or less	$102,676	$102,794
One to two years	109,676	109,807

Total short-term investments	$212,352	$212,601

	Cost Basis	Fair Value
	(In thousands)
As of July 31, 2011
One year or less	$60,255	$60,358
One to two years	92,715	92,827

Total short-term investments	$152,970	$153,185

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that there were no investments in its portfolio, related to credit losses or otherwise, that were other-than temporarily impaired during fiscal 2012, 2011, and 2010.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months
	Fair Value	Unrealized Loss
	(In thousands)
As of July 31, 2012
Corporate bonds and notes	$3,922	$(1)
U.S. government agency securities	44,026	(8)

	$47,948	$(9)

	Less Than 12 Months
	Fair Value	Unrealized Loss
	(In thousands)
As of July 31, 2011
Corporate bonds and notes	$6,264	$(10)
U.S. government agency securities	11,576	(7)
U.S. treasury bill	10,029	(5)

	$27,869	$(22)

There were no short-term investments in a continuous unrealized loss position for more than 12 months as of July 31, 2012 and 2011.

6. Fair Value of Financial Instruments

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.

The Company determines the fair values of its financial instruments based on a three-level fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

Level 1 instruments are valued based on quoted market prices in active markets for identical instruments and include the Company’s investments in money market funds and U.S. treasury bills.

Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in certain corporate bonds and notes, U.S. government agency securities, and commercial paper.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company classified its contingent rights liability as a Level 3 liability. This liability was estimated using a lattice model and was based on significant inputs not observable in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The inputs included:

•	common stock price as of the valuation date;

•	strike price of the contingent right;

•	maximum payoff per share;

•	number of shares held in and outside of escrow;

•	exercise period;

•	historical volatility of the Company’s common stock price based on weekly stock price returns; and

•	risk-free rate interpolated from the Constant Maturity Treasury Rate.

The change in fair value from the acquisition date of Azalea on September 2, 2010 to July 31, 2012 was primarily driven by changes in the Company’s common stock price, the approaching settlement date and the claim activities that have taken place. Gains and losses on the re-measurement of the contingent rights liability are included in other income (expense), net.

As the fair value of the contingent rights liability will largely be determined based on the Company’s closing common stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. As of July 31, 2012, the maximum contingent rights liability will be no more than $1.7 million related to the shares still held in escrow, as defined in the acquisition agreement.

The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
As of July 31, 2012
Assets
Corporate bonds and notes	$—	$47,128	$—	$47,128
U.S. government agency securities	—	105,429	—	105,429
U.S. treasury bills	—	43,930	—	43,930
Commercial paper	—	7,282	—	7,282
Money market funds	3,843	—	—	3,843

Total cash equivalents and short-term investments	$3,843	$203,769	$—	$207,612
Certificates of deposit	8,832	—	—	8,832
Cash deposits with third-party financial institutions	129,786	—	—	129,786

Total assets measured and recorded at fair value	$142,461	$159,839	$—	$346,230

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$1,665	$1,665

Total liabilities measured and recorded at fair value	$—	$—	$1,665	$1,665

There were no transfers between the three levels during fiscal 2012.

	Level 1	Level 2	Level 3	Total
As of July 31, 2011
Assets
Corporate bonds and notes	$—	$42,020	$—	$42,020
U.S. government agency securities	—	40,850	—	40,850
U.S. treasury bills	—	57,093	—	57,093
Commercial paper	—	5,592	—	5,592
Money market funds	16,722	—	—	16,722

Total cash equivalents and short-term investments	$16,722	$145,555	$—	162,277
Certificates of deposit	7,630	—	—	7,630
Cash deposits with third-party financial institutions	64,051	—	—	64,051

Total assets measured and recorded at fair value	$88,403	$145,555	$—	$233,958

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$5,888	$5,888

Total liabilities measured and recorded at fair value	$—	$—	$5,888	$5,888

The following table represents the change in the contingent rights liability related to the Azalea acquisition (see Note 2 “Business Combinations” for more information regarding the contingent liability):

Level 3 Amount
(in thousands)
Balance as of July 31, 2010	$—
Acquisition date fair value measurement	9,486
Adjustments to fair value	(3,598)

Balance as of July 31, 2011	5,888
Shares settlement	(1,905)
Adjustments to fair value	(2,318)

Balance as of July 31, 2012	$1,665

For the year ended July 31, 2012 and 2011, the Company recorded other income of $2.3 million and $3.6 million due to the revaluation of the contingent liability.

The fair values of accounts receivable, accounts payable, and accrued liabilities approximates their carrying values because of their short-term nature.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of July 31, 2012 and 2011, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

7. Balance Sheet Components

The following tables provide details of selected balance sheet items:

	July 31, 2012	July 31, 2011
	(in thousands)
Inventory
Raw materials	$269	$259
Finished goods	21,933	29,636

Total	$22,202	$29,895

	July 31, 2012	July 31, 2011
	(in thousands)
Accrued Liabilities
Compensation and benefits	$20,054	$21,618
Inventory	14,697	16,704
Marketing	15,191	10,294
Contingent rights	1,665	5,888
Other	15,465	6,957

Total	$67,072	$61,461

8. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated	July 31,	July 31,
	Useful Lives	2012	2011
	(in thousands, except estimated useful lives)
Computer equipment	2 years	$16,893	$13,613
Computer software	2 to 5 years	7,560	6,134
Machinery and equipment	2 years	19,965	13,051
Furniture and fixtures	5 years	3,952	3,590
Leasehold improvements	1 to 6 years	4,847	2,844

Total property and equipment, gross		53,217	39,232
Less: Accumulated depreciation		(33,316)	(24,460)

Total property and equipment, net		$19,901	$14,772

Depreciation expense totaled $10.9 million, $7.2 million, and $5.3 million, for the fiscal years ended July 31, 2012, 2011, and 2010 respectively.

9. Deferred Revenue

Deferred revenue consists of the following:

	July 31,	July 31,
	2012	2011
	(in thousands)
Product	$28,215	$14,356
Professional services and support	51,560	39,640
Ratable product and related services and support	827	455

Total deferred revenue, current	80,602	54,451
Professional services and support, non-current	21,817	13,787
Ratable product and related services and support, non-current	558	213

Total deferred revenue, non-current	22,375	14,000

Total deferred revenue	$102,977	$68,451

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.

Deferred ratable product and related services and support revenue are composed of certain revenue arrangements entered prior to the second quarter of fiscal 2006, and certain legacy Azalea transactions shipped prior to the acquisition, where the company was not able to establish VSOE on prior services and support offerings and had to recognize revenue ratably over the support period. The increase in deferred ratable product and related services and support is due to cash receipts subsequent to the acquisition of Azalea.

10. Income Taxes

Income (loss) before income tax provision consists of the following:

	Years ended July 31,
	2012	2011	2010
	(in thousands)
Domestic	$54,116	$25	$(36,628)
International	(40,556)	(972)	3,358

Income (loss) before provision for income taxes	$13,560	$(947)	$(33,270)

The components of the provision for (benefit from) income taxes are as follows:

	Years ended July 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$2,499	$(126)	$(283)
State	3,670	99	231
Foreign	2,688	1,241	874

Total current provision for income taxes	8,857	1,214	822

Deferred
Federal	17,508	(59,614)	(85)
State	(3,563)	(12,428)	(9)
Foreign	(391)	(806)	—

Total deferred provision for income taxes	13,554	(72,848)	(94)

Total provision for (benefit from) income taxes	$22,411	$(71,634)	$728

The deferred income tax provision for (benefit from) for fiscal years 2012, 2011, and 2010, requires, in certain circumstances, items reported in accumulated other comprehensive income (loss) to be considered in the realization of the tax benefit associated with a net income (loss). The specific circumstance relates to pre-tax other accumulated comprehensive income (loss) related to the Company’s available-for-sale securities, and as a result, the Company recorded a deferred income tax liability of less than $0.1 million for fiscal 2012 and 2011.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	As of July 31,
	2012	2011
	(in thousands)
Deferred tax assets
Current
Net operating loss carryforwards	$5,557	$24,295
Capital loss	69	75
Research and development credits	—	6,255
Stock based compensation	14,213	13,989
Accruals and reserves	14,832	9,004

Total deferred tax assets	34,671	53,618
Valuation allowance	(87)	(235)
Unrealized loss in other comprehensive income (1)	(88)	(73)

Net deferred tax assets, current	34,496	53,310

Non-current
Net operating loss carryforwards	1,572	—
Capital loss	—	—
Research and development credits	11,120	14,119
Depreciation and amortization	11,117	—
Stock based compensation		6,024
Accruals and reserves	—	—

Total deferred tax assets	23,809	20,143
Valuation allowance	—	—

Net deferred tax assets, non-current	23,809	20,143

Net deferred tax assets	58,305	73,453

Deferred tax liabilities
Non-current
Depreciation and amortization	(3,136)	(808)
Book/tax basis in acquired assets	(8)	(7)

Total deferred tax liabilities	(3,144)	(815)

Net deferred tax asset	$55,161	$72,638

(1)	The FY 2012 deferred tax liability related to the unrealized loss on other comprehensive income of $0.1 million is recorded in other accrued liabilities.

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

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. As a result of the Company’s increasing profitability in fiscal 2011, expectations for continued profits going forward, and expected material taxable income generated from intercompany payments resulting from the Company’s offshore tax restructuring implemented during fiscal year 2012, the Company determined it is more likely than not that the tax benefits will be realizable in the near future. Accordingly, the Company released a majority of its valuation allowances against its deferred income tax assets during 2011, but continues to maintain $0.1 million valuation allowance against a portion of its foreign net operating loss deferred tax assets. The valuation allowance decreased approximately $0.1 million and $67.3 million during fiscal year ended July 31, 2012 and 2011 and increased approximately $12.7 million during the fiscal year ended July 31, 2010.

The differences between the provision for income taxes computed at the federal statutory rate and the Company’s actual provision for income taxes are as follows:

	Years ended July 31,
	2012	2011	2010
Federal income tax provision	35.0%	(35.0%)	(34.0%)
State income tax provision (benefit), net of federal benefit	3.4%	(3.3%)	(3.5%)
Meals and Entertainment	1.9%	25.0%	0.7%
Change in state effective rate	(2.9%)	(63.7%)	1.3%
IP structure charges	248.9%	0.0%	0.0%
Deferred charge on IP restructuring	(117.8%)	0.0%	0.0%
Non-deductible intangible amortization	4.9%	(3.9%)	0.0%
Foreign taxes	(7.9%)	58.3%	(0.9%)
Stock compensation and warrant expense	33.6%	452.4%	6.0%
Non-deductible expenses	0.2%	16.3%	1.0%
Research and developments credits	(33.0%)	(900.1%)	(6.5%)
Change in valuation allowance	(1.1%)	(7114.1%)	38.1%

Total provision for (benefit from) income taxes	165.2%	(7568.1%)	2.2%

For the fiscal years ended July 31, 2012, 2011, and 2010, the Company had $164.1 million, $230.0 million, and $97.4 million of federal net operating loss carryforwards (“NOLs”), and $142.1 million, $156.1 million, and $74.4 million, respectively, of state NOLs, available to reduce future tax liability. These NOLs will begin to expire in 2023 and 2013 for federal and state tax purposes, respectively. As of the fiscal year ended July 31, 2012, the Company had $0.2 million of federal capital loss carryforwards which will begin to expire in 2014. Approximately $115.5 million of federal net operating losses relates to stock compensation deductions in excess of book deductions, the tax effect of which would be to credit to additional-paid-in-capital if realized. The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company may have a change in ownership, utilization of the carryforwards could be restricted.

The Company has research credit carryforwards for the fiscal years ended July 31, 2012, 2011, and 2010, of approximately $17.2 million, $17.4 million, and $6.4 million, respectively, for federal and $20.7 million, $18.2 million, and $8.0 million, respectively, for state income tax purposes. If not utilized, the federal carryforwards will expire in various amounts beginning in 2024. The California credit can be carried forward indefinitely. The Company has minimum-alternative tax (“MAT”) tax credits of approximately $0.1 million from its subsidiary in India. The tax holiday in India expired during fiscal year 2011 but it is more likely than not the benefit of the MAT credits will be utilizable after expiration of the tax holiday. The Company has approximately $5.5 million of net operating loss from its Chinese subsidiary which will expire in various amounts beginning December 31, 2012.

Deferred tax liabilities have not been recognized for undistributed earnings from the Company’s foreign subsidiaries because the Company expects its U.S. operations will have sufficient cash for current and future business activities. Therefore, it is the Company’s intention to indefinitely reinvest such undistributed earnings outside the U.S. in the respective foreign entities. The cumulative amount of such undistributed earnings upon which no U.S. income taxes have been provided as of July 31, 2012 was approximately $14.4 million. Generally, such earnings are subject to potential foreign withholding tax and U.S. tax upon remittance of dividends and under certain other circumstances. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.

At July 31, 2012, the Company had $12.1 million of unrecognized tax benefits, which if recognized would affect the Company’s income tax expense. A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized tax benefits during the year is as follows:

Amount
(in thousands)
Balance at July 31, 2009	$5,124
Additions for tax positions related to current year	1,212
Reductions for tax positions related to prior year	(16)

Balance at July 31, 2010	6,320
Additions for tax positions related to current year	4,478
Additions for tax positions related to prior year	199
Reductions for tax positions related to prior year	(129)

Balance at July 31, 2011	10,868
Additions for tax positions related to current year	7,444
Reductions for tax positions related to prior year	(6,235)

Balance at July 31, 2012	$12,077

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

11. Equity Incentive and Benefit Plans

In April 2002, the Company’s board of directors approved the Company’s 2002 Stock Plan (the “2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”) and the Employee Stock Purchase Plan (“ESPP). Upon the closing of the IPO, all of the remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan.

The 2007 Plan provides for annual increases in the number of shares available for issuance equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.

In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Corporate Bonus Plan, which have subsequently been amended in fiscal 2011 and fiscal 2012 (the “Bonus Plans”). The Bonus Plans offer the Company’s executive officers and employees (the “participants”) the opportunity to earn stock bonuses, or cash for employees in certain countries, based on certain performance criteria set forth in the Bonus Plans associated with revenue and operating income over the respective 6-month performance periods. Based on the probability assessment at each of the period-ends, the bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the company classifies the awards into equity. The Company recorded stock-based compensation expense of $8.1 million, $9.4 million, and $1.8 million in fiscal years 2012, 2011, and 2010 respectively.

Stock Options

The following table summarizes information about shares available for grant and stock options outstanding:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value (1)
As of July 31, 2009	2,808,576	21,541,915	$3.32		6.7	$120,621,047
Shares reserved for issuance	4,337,195	—
Restricted stock awards granted	(1,733,374)	—
Restricted stock awards forfeited	280,683	—
Options granted	(5,771,745)	5,771,745	10.11	$5.60
Options exercised	—	(2,974,218)	2.73			28,722,784
Options repurchased	15,624	—	2.33
Options cancelled	698,918	(698,918)	5.11

As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,285,534
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(4,460,081)	—
Restricted stock awards forfeited	355,781	—
Options granted	(1,853,890)	1,853,890	21.88	$11.70
Options exercised	—	(6,413,368)	4.64			137,156,274
Options cancelled	916,102	(916,102)	10.11

As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			56,578,795
Options cancelled	1,325,003	(1,325,003)	10.87

As of July 31, 2012	532,596	13,264,031	$6.63		3.9	112,867,587

Options vested and expected to vest as of July 31, 2012 (2)		13,124,769	$6.55		3.9	$112,756,079
Options exercisable as of July 31, 2012		10,782,697	$4.92		3.8	$105,099,092

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.
(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

Incentive and nonstatutory stock options issued under the 2007 Plan are issued with an exercise price equal to the market value of the Company’s company common stock on the date of grant. Options generally vest over a four-year period and generally expire in seven years, but no later than ten years. Upon exercise, new shares are issued.

As of July 31, 2012, $22.4 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock Awards

The following table summarizes information about unvested restricted stock awards and units:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2009	2,859,284	$6.21
Awards granted	1,733,374	11.51
Awards vested	(2,096,043)	6.81
Awards forfeited	(280,683)	6.56

As of July 31, 2010	2,215,932	$9.74
Awards granted	4,460,081	24.46
Awards vested	(1,226,393)	14.70
Awards forfeited	(355,781)	16.24

As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15

As of July 31, 2012	8,422,681	$19.49

Restricted stock units and awards are granted under the 2007 Plan. Restricted stock awards are shares of common stock that vest and restricted stock units are awards that will result in a payment if performance goals are achieved or the awards otherwise vest. The terms and conditions of these awards are established by the plan administrator.

The estimated fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. The total fair value of the awards granted during the fiscal years ended July 31, 2012, 2011, and 2010 was $149.2 million, $109.1 million, and $19.9 million, respectively. As of July 31, 2012, $138.9 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.9 years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase periods. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. A total of 3,297,334 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2012.

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 1, 2011
Shares issued	409,920
Weighted average purchase price per share	$14.88
Purchase date	March 1, 2012
Shares issued	442,758
Weighted average purchase price per share	$16.37

Fair Value Disclosures

The total fair value of options and share awards vested in each of the fiscal years ended July 31, 2012, 2011, and 2010, was $75.9 million, $35.8 million, and $24.3 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

	Years Ended July 31,
	2012	2011	2010
Risk-free interest rate	1.2%	1.6%	1.8%
Expected term (in years)	4.0	4.0	4.3
Dividend yield	0%	0%	0%
Volatility	74%	70%	71%

Employee Stock Purchase Plan

	Years Ended July 31,
	2012	2011	2010
Risk-free interest rates	0.1% to 0.3%	0.2% to 0.7%	0.2% to 1.0%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	0%	0%	0%
Volatility	56% to 77%	41% to 69%	43% to 81%

The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its stock options, the post vesting cancellation history of its stock options and the stock options’ contractual terms. Prior to the third quarter of fiscal 2011, the Company computed expected volatility based on its historical volatility and the historical volatility of comparable companies. Beginning in March 2011, the Company computes expected volatility solely based on its own historical volatility. The Company made an estimate of expected forfeitures based on historical experience of forfeitures upon vest, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.

Stock-based Expenses

The following table presents stock-based compensation expense by award-type:

	Years Ended July 31,
	2012	2011	2010
	(In thousands)
Stock options	$16,879	$19,323	$16,154
Stock awards	58,877	38,636	15,954
Employee stock purchase plan	8,156	5,791	3,973

Total	$83,912	$63,750	$36,081

The amount of capitalized stock-based compensation during the fiscal year ended July 31, 2012, 2011, and 2010 was immaterial.

401(k) Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.

Stock Repurchase Program

On June 13, 2012, the Company announced a stock repurchase program for up to $100.0 million worth of the Company’s common stock. The Company was authorized until June 6, 2014, to make purchases in the open market and any such purchases were funded from available working capital. The number of shares purchased and the timing of purchases was based on the price of the Company’s common stock, general business and market conditions, and other investment considerations. Shares were retired upon repurchase. During the year ended July 31, 2012, the Company purchased a total of 1,408,504 shares for a total purchase price of $19.9 million. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

12. Segment Information and Significant Customers

The Company operates in one industry segment selling fixed and modular mobility controllers, wired and wireless access points, and related software and services.

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its chief executive officer. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates in a single business activity, and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company operates and reports as a single operating segment. The Company and its chief executive officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on end-user location of the Company’s customers.

The Company’s assets are primarily located in the U.S. and not allocated to any specific region. Therefore, geographic information is presented only for total revenue.

The following presents total revenue by geographic region:

	Years Ended July 31,
	2012	2011	2010
	(in thousands)
United States	$323,331	$250,995	$166,584
Europe, Middle East and Africa	89,540	62,595	38,140
Asia Pacific	89,677	70,171	51,110
Rest of World	14,221	12,753	10,700

Total	$516,769	$396,514	$266,534

The Company’s product revenue was $434.7 million, $334.9 million and $221.5 million for the fiscal years 2012, 2011 and 2010, respectively. Professional services and support revenue was $81.2 million, $61.1 million and $44.3 million in the same periods.

The following table presents significant channel partners as a percentage of total revenue (*denotes less than 10%):

	Years Ended July 31,
	2012	2011	2010
ScanSource, Inc. (“Catalyst”)	21.4%	19.4%	17.1%
Avnet Logistics U.S. LP	14.1%	17.1%	16.6%
Alcatel-Lucent	*	13.9%	10.4%

The following table presents significant channel partners as a percentage of total accounts receivable (*denotes less than 10%):

	As of July 31,
	2012	2011
ScanSource, Inc. (“Catalyst”)	15.7%	*
Avnet Logistics U.S. LP	19.0%	23.8%
Alcatel-Lucent	*	18.4%

13. Commitments and Contingencies

Legal Matters

The Company could become involved in litigation from time to time relating to claims arising out of its ordinary course of business. There were no claims as of July 31, 2012 that, in the opinion of management, were reasonably possible to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

During the second quarter of fiscal 2010, the Company entered into a Patent Cross License and Settlement Agreement with Motorola. As part of the Settlement Agreement, the Company agreed to pay Motorola $19.7 million. During the second and third quarters of fiscal 2010, the Company recorded additional liabilities of $0.5 million and $1.7 million, respectively, related to legal matters.

Lease Obligations

The Company leases office space under non-cancelable operating leases with various expiration dates through July 2017. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the fiscal years ended July 31, 2012, 2011, and 2010 was $5.6 million, $4.5 million, and $3.1 million, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(In thousands)
Year ending July 31,
2013	$5,480
2014	5,174
2015	4,953
2016	4,442
2017	777

Total minimum payments	$20,826

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

The warranty liability is included as a component of accrued liabilities on the balance sheet. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2009	158
Provision	266
Obligations fulfilled during period	(214)

As of July 31, 2010	210
Provision	462
Obligations fulfilled during period	(268)

As of July 31, 2011	$404
Provision	956
Obligations fulfilled during period	(542)

As of July 31, 2012	$818

Non-Cancelable Purchase Commitments

The Company outsources the production of its hardware to third-party contract manufacturers. In addition, the Company enters into various inventory related purchase commitments with these contract manufacturer and other suppliers. From time to time, the Company also enters into significant information technology and marketing agreements with its vendors. The Company had $46.1 million and $29.7 million in non-cancelable purchase commitments as of July 31, 2012 and 2011, respectively.

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The maximum amount of potential future indemnification is unlimited. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2012 and 2011.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report of Internal Control Over Financial Reporting on page 55. The effectiveness of our internal control over financial reporting as of July 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.

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

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this report

    (2) Financial Schedules: Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Fiscal year ended July 31, 2010
Allowance for doubtful accounts	$390	$265	$(193)	$462
Sales returns	$520	$166	$(461)	$225
Valuation allowance on deferred tax assets	$54,879	$12,693	$—	$67,572
Fiscal year ended July 31, 2011
Allowance for doubtful accounts	$462	$17	$(173)	$306
Sales returns	$225	$458	$(397)	$286
Valuation allowance on deferred tax assets	$67,572	$—	$(67,337)	$235
Fiscal year ended July 31, 2012
Allowance for doubtful accounts	$306	$125	$(155)	$276
Sales returns	$286	$1,051	$(690)	$647
Valuation allowance on deferred tax assets	$235	$—	$(148)	$87

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of October 2012.

ARUBA NETWORKS, INC.

/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer
Chairman of the Board of Directors

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	October 11, 2012

/s/ Michael M. Galvin Michael M. Galvin	Chief Financial Officer (Principal Accounting and Financial Officer)	October 11, 2012

/s/ Keerti Melkote Keerti Melkote	Co-Founder, Chief Technology Officer and Director	October 11, 2012

/s/ Bernard Guidon Bernard Guidon	Director	October 11, 2012

/s/ Emmanuel Hernandez Emmanuel Hernandez	Director	October 11, 2012

/s/ Michael R. Kourey Michael R. Kourey	Director	October 11, 2012

/s/ Doug Leone Doug Leone	Director	October 11, 2012

/s/ Willem P. Roelandts Willem P. Roelandts	Director	October 11, 2012

/s/ Juergen Rottler Juergen Rottler	Director	October 11, 2012

/s/ Daniel Warmenhoven Daniel Warmenhoven	Director	October 11, 2012

EXHIBIT INDEX

Exhibit		Incorporated by Reference Herein
Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Arrangement Agreement dated May 7, 2010 by and among Registrant, Azalea Networks, Felix Zhao, Frank Wang, Fang Wu, Hans Tai and Samuel Chen, as Principal Shareholders, and with respect to Articles VII, VIII and IX only, Hans Tai as Shareholder Representative and U.S. Bank National Association as Escrow Agent	8-K	001-33347	2.1	5/10/2010

2.2	Scheme of Arrangement between Azalea Networks, Registrant, the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein)	8-K	001-33347	2.2	9/3/2010

3.1	Restated Certificate of Incorporation of Registrant	8-K	001-33347	3.1	4/5/2007

3.2	Amended and Restated Bylaws of Registrant	8-K	001-33347	3.1	2/17/2009

4.1	Specimen common stock certificate	S-1	333-139419	4.1	3/7/2007

10.1	Form of Indemnification Agreement between Registrant and its directors and executive officers	8-K	001-33347	10.1	5/20/2011

10.2‡	AirWave Wireless, Inc. 2000 Stock Plan	S-8	333-149945	99.1	3/28/2008

10.3‡	2002 Stock Plan of Registrant, as amended	S-1	333-139419	10.2A	1/24/2007

10.4‡	Forms of Stock Option Agreements under the 2002 Stock Plan	S-1	333-139419	10.2B	12/15/2006

10.5‡	2007 Equity Incentive Plan of Registrant, as amended	10-K	001-33347	10.5	9/27/2011

10.6‡	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	S-1	333-139419	10.3B	1/24/2007

10.7‡	Form of Stock Option Agreement for Participants Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.7	9/24/2010

10.8‡	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	10-Q	001-33347	10.2	12/10/2008

10.9‡	Form of Restricted Stock Unit Agreement for Recipients Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.9	9/24/2010

10.10‡	Employee Stock Purchase Plan, as amended	10-Q	001-33347	10.4	3/3/2010

10.11‡	Form of Subscription Agreement under the Employee Stock Purchase Plan	S-1	333-139419	10.4B	1/24/2007

10.12‡	Executive Officer Bonus Plan, as amended	8-K	001-33347	10.1	12/23/2010

10.13‡	Outside Director Compensation Policy	10-K	001-33347	10.13	9/27/2011

10.14‡	Change of Control Severance Policy for Officers and Directors	10-K	001-33347	10.14	9/27/2011

10.15‡	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic Orr	S-1	333-139419	10.5	12/15/2006

10.16‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic Orr	10-K	001-33347	10.7	10/6/2009

10.17‡	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	S-1	333-139419	10.6	12/15/2006

10.18‡	Employment offer letter, dated July 16, 2009, between Registrant and Hitesh Sheth	8-K	001-33347	10.1	8/17/2009

10.19*	Employment Offer Letter, dated August 26, 2004, between Registrant and Michael Kirby

10.20‡	Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin	10-K	001-33347	10.21	9/27/2011

10.21‡	Consulting Agreement, dated August 1, 2010, between Registrant and Bernard Guidon	10-Q	001-33347	10.2	12/10/2010

10.22‡	Description of amendments to change of control arrangements with certain executive officers	8-K	001-33347	Item 5.02	3/9/2010

10.23	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	8-K	001-33347	10.1	12/6/2007

10.24	First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.15	10/6/2009

10.25	Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.17	10/6/2009

10.26	Flextronics Manufacturing Services Agreement, dated January 1, 2005, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd. (the “Flextronics Manufacturing Services Agreement”)	S-1	333-139419	10.15	1/24/2007

10.27	Amendment 1 to the Flextronics Manufacturing Services Agreement, dated as of May 5, 2007, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.28	9/27/2011

10.28	Amendment 2 to the Flextronics Manufacturing Services Agreement, dated as of April 22, 2010, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.29	9/27/2011

10.29	Amendment 3 to the Flextronics Manufacturing Services Agreement, dated as of September 30, 2011, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-Q	001-33347	10.4	12/07/2011

10.30	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	S-1	333-139419	10.16	3/20/2007

10.31	Amendment No. 1 to Technology License Agreement, dated as of March 4, 2011, between Registrant and Atheros Communications, Inc.	10-K	001-33347	10.31	9/27/2011

10.32	Software License Agreement, dated as of January 11, 2006, between Registrant and Broadcom Corporation	S-1	333-139419	10.17	1/24/2007

10.33†	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.18	3/26/2007

10.34†	Amendment #1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.19	3/26/2007

10.35†	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.2	12/4/2009

10.36†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.8	3/11/2011

10.37	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.3	3/12/2009

10.38	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.4	3/12/2009

10.39†	Distribution Agreement, dated as of June 4, 2007, between Registrant and ScanSource, Inc. (the “ScanSource Distribution Agreement”)	10-Q	001-33347	10.2	3/11/2011

10.40†	Amendment 1 to the ScanSource Distribution Agreement, dated as of March 17, 2008, between Registrant and ScanSource, Inc.	10-K	001-33347	10.40	9/27/2011

10.41†	Amendment 2 to the ScanSource Distribution Agreement, dated as of May 27, 2009, between Registrant and ScanSource, Inc.	10-K	001-33347	10.41	9/27/2011

10.42†	Distributor Agreement, dated as of June 15, 2007, between Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)	10-Q	001-33347	10.3	3/11/2011

10.43†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.4	3/11/2011

10.44†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.5	3/11/2011

10.45	Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between Registrant and Avnet, Inc.	10-Q	001-33347	10.6	3/11/2011

10.46†	Amendment 4 to the Avnet Distributor Agreement, effective as of February 17, 2012, between Registrant and Avnet, Inc.	10-Q	001-33347	10.3	6/7/2012

10.47†	Manufacturing Agreement, dated as of November 1, 2008, between Registrant and SerComm Corporation	10-Q	001-33347	10.7	3/11/2011

10.48†	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and SerComm Corporation	10-Q	001-33347	10.2	6/7/2012

10.49†	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd.	10-K/A	001-33347	10.47	2/8/2012

10.50	Patent Cross License and Settlement Agreement dated November 4, 2009	8-K	001-33347	10.1	11/6/2009

10.51	Letter Agreement dated November 4, 2009	8-K	001-33347	10.2	11/6/2009

21.1*	List of subsidiaries of Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment has been requested for portions of this exhibit.
‡	Indicates management contract or compensatory plan or arrangement.
+	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.