Form 10-Q
period 2012-10-31
ARUBA NETWORKS, INC.
filed 2012-12-07
CIK 1173752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of November 30, 2012 was 112,473,246.

ARUBA NETWORKS, INC.

INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of October 31, 2012 and July 31, 2012	3

Consolidated Statements of Comprehensive Income for the three months ended October 31, 2012 and 2011	4

Consolidated Statements of Cash Flows for the three months ended October 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosure	46

Item 5. Other Information	46

Item 6. Exhibits	47

Exhibit 10.1 Exhibit 10.2 Exhibit 10.3 Exhibit 10.4 Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	October 31,	July 31,
	2012	2012
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$157,319	$133,629
Short-term investments	220,187	212,601
Accounts receivable, net	73,016	80,190
Inventory, net	28,164	22,202
Deferred cost of revenue	11,176	11,241
Prepaids and other	19,513	18,996
Deferred income tax assets, current	35,328	34,584

Total current assets	544,703	513,443

Property and equipment, net	22,688	19,901
Goodwill	56,947	56,947
Intangible assets, net	25,115	27,036
Deferred income tax assets, non-current	19,794	20,664
Other non-current assets	9,446	10,905

Total assets	$678,693	$648,896

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,769	$22,504
Accrued liabilities	57,409	52,375
Income taxes payable	4,553	2,032
Deferred revenue, current	88,230	80,602

Total current liabilities	161,961	157,513

Deferred revenue, non-current	25,670	22,375
Other non-current liabilities	1,391	2,118

Total liabilities	189,022	182,006

Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, and July 31, 2012; 113,049 and 111,529 shares issued and outstanding at October 31, and July 31, 2012, respectively	11	11
Additional paid-in capital	605,693	582,077
Accumulated other comprehensive loss	(1,414)	(1,405)
Accumulated deficit	(114,619)	(113,793)

Total stockholders’ equity	489,671	466,890

Total liabilities and stockholders’ equity	$678,693	$648,896

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended October 31,
	2012	2011
	(in thousands, except per share data)
Revenue
Product	$119,222	$101,131
Professional services and support	25,260	18,220

Total revenue	144,482	119,351

Cost of revenue
Product	36,161	32,068
Professional services and support	5,957	4,546

Total cost of revenue	42,118	36,614

Gross profit	102,364	82,737

Operating expenses
Research and development	31,963	24,468
Sales and marketing	53,919	45,615
General and administrative	11,951	11,100

Total operating expenses	97,833	81,183

Operating income	4,531	1,554

Other income, net
Interest income	316	276
Other income, net	276	827

Total other income, net	592	1,103

Income before provision for income taxes	5,123	2,657

Provision for income taxes	5,949	3,124

Net loss	$(826)	$(467)

Other comprehensive loss:
Foreign currency translation gain, net of tax	19	254
Unrealized loss on short-term investments, net of tax	(28)	(46)

Comprehensive loss	$(835)	$(259)

Shares used in computing net loss per common share—basic	111,976	105,937

Net loss per common share—basic	$(0.01)	$(0.00)

Shares used in computing net loss per common share—diluted	111,976	105,937

Net loss per common share—diluted	$(0.01)	$(0.00)

Stock-based compensation expense included in above:
Cost of revenue	$1,501	$1,259
Research and development	8,427	7,417
Sales and marketing	8,745	7,938
General and administrative	3,889	2,651

Total	$22,562	$19,265

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended October 31,
	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(826)	$(467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,051	4,079
Provision for doubtful accounts	117	12
Write-downs for excess and obsolete inventory	1,868	1,403
Stock-based compensation expense	22,562	19,265
Accretion of purchase discounts on short-term investments	263	308
Change in carrying value of contingent rights liability	(401)	(918)
Deferred income taxes	126	13,362
Recovery of escrow funds	—	(702)
Excess tax benefit associated with stock-based compensation	(925)	(8,318)
Changes in operating assets and liabilities:
Accounts receivable	7,057	590
Inventory	(8,602)	2,345
Prepaids and other	208	(6,849)
Deferred costs	65	(3,990)
Other assets	1,459	(14,727)
Accounts payable	(10,524)	4,997
Deferred revenue	10,923	22,830
Other current and non-current liabilities	5,326	(25,896)
Income taxes payable	3,163	9,220

Net cash provided by operating activities	36,910	16,544

Cash flows from investing activities
Purchases of short-term investments	(67,037)	(53,351)
Proceeds from sales of short-term investments	20,252	7,523
Proceeds from maturities of short-term investments	38,166	14,000
Purchases of property and equipment	(5,357)	(3,417)

Net cash used in investing activities	(13,976)	(35,245)

Cash flows from financing activities
Proceeds from issuance of common stock	11,336	10,856
Repurchases of common stock under stock repurchase program	(11,524)	—
Excess tax benefit associated with stock-based compensation	925	8,318

Net cash provided by financing activities	737	19,174

Effect of exchange rate changes on cash and cash equivalents	19	(5)
Net increase in cash and cash equivalents	23,690	468
Cash and cash equivalents, beginning of period	133,629	80,773

Cash and cash equivalents, end of period	$157,319	$81,241

Supplemental disclosure of cash flow information
Income taxes paid	$1,180	$453

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. The Company and its Significant Accounting Policies

The Company

Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading provider of next-generation network access solutions for the mobile enterprise. Its Mobile Virtual Enterprise (“MOVE”) architecture leverages the Company’s diverse products (including our ArubaOS operating system, controllers, wireless access points, switches, application software modules, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers and guests. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. The Company has offices in Americas, Europe, the Middle East and the Asia Pacific regions and employs staff around the world.

Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed on October 11, 2012. The July 31, 2012 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The Company believes the unaudited Consolidated Financial Statements have been prepared on the same basis as its audited financial statements as of and for the year ended July 31, 2012 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2012, its consolidated comprehensive income for the three months ended October 31, 2012 and 2011, and its cash flows for the three months ended October 31, 2012 and 2011. The results for the three months ended October 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2013.

There have been no significant changes in the Company’s accounting policies during the three months ended October 31, 2012, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.

Prior Period Adjustments

In the three months ended October 31, 2012, the Company recorded an out-of-period adjustment to correct an error that increases the Provision for Income Taxes by $1.8 million which related to the quarter ended July 31, 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the quarter and year ended July 31, 2012. The Company has assessed the impact of this adjustment on previously reported financial statements and to projected fiscal 2013 results and concluded that the adjustment is not material, either individually, or in the aggregate. On that basis, the Company has recorded the adjustment in the three months ended October 31, 2012.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. As of July 31, 2012 and 2011, accrued trade payables of $14.7 million and $16.7 million, respectively have been reclassified from accrued liabilities to accounts payable in order to provide improved disclosure relating to invoices that have been received as of the reporting period-ends but have not yet been processed. The corresponding amount included within Accounts Payable as of October 31, 2012 is $9.1 million.

The following table discloses the amounts as previously filed and the amounts after the reclassification.

	As of July 31, 2012			As of July 31, 2011
	As Previously Filed	Reclassified Amount	As Reclassified	As Previously Filed	Reclassified Amount	As Reclassified
	(in thousands)			(in thousands)
Current liabilities
Accounts payable	$7,807	$14,697	$22,504	$11,278	$16,704	$27,982
Accrued liabilities	67,072	(14,697)	52,375	61,461	(16,704)	44,757

In addition, the ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 have been reclassified to professional services and support revenue and related cost of revenue, both of which are recorded in the revenue and cost of revenue sections of the Consolidated Statements of Comprehensive Income, respectively. We believe the ratable product and related professional services and support revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with professional services and support revenue and related cost of revenue. The amount for the prior period has been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)— Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to simplify how entities, both public and nonpublic, test indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2012-12 on its Consolidated Financial Statements.

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

Cash and cash equivalents consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost, which approximates fair value.

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

Level 2 securities are valued using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in certain corporate bonds, U.S. government agency securities, U.S. treasury bills, and commercial paper.

Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company classified its contingent rights liability as a Level 3 liability (See Note 3—Contingent Rights Liability Arising from Business Combinations, for details). This liability was estimated using a lattice model and was based on significant inputs not observable in the market and thus represented a Level 3 instrument.

There were no transfers between different levels during the three months ended October 31, 2012.

The following table presents the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of October 31, 2012
Assets
Corporate bonds	$—	$50,112	$—	$50,112
U.S. government agency securities	—	103,152	—	103,152
U.S. treasury bills	—	41,055	—	41,055
Commercial paper	—	17,833	—	17,833

Total cash equivalents and short-term investments	$—	$212,152	$—	$212,152
Certificates of deposit	8,035	—	—	8,035
Cash deposits with third-party financial institutions	157,319	—	—	157,319

Total assets measured and recorded at fair value	$165,354	$212,152	$—	$377,506

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$1,264	$1,264

Total liabilities measured and recorded at fair value	$—	$—	$1,264	$1,264

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of July 31, 2012
Assets
Corporate bonds	$—	$47,128	$—	$47,128
U.S. government agency securities	—	105,429	—	105,429
U.S. treasury bills	—	43,930	—	43,930
Commercial paper	—	7,282	—	7,282
Money market funds	3,843	—	—	3,843

Total cash equivalents and short-term investments	$3,843	$203,769	$—	$207,612
Certificates of deposit	8,832	—	—	8,832
Cash deposits with third-party financial institutions	129,786	—	—	129,786

Total assets measured and recorded at fair value	$142,461	$203,769	$—	$346,230

Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$1,665	$1,665

Total liabilities measured and recorded at fair value	$—	$—	$1,665	$1,665

The following table represents the change in the contingent rights liability related to the Azalea acquisition (see Note 3 – Contingent Rights Liability from Business Combinations, for details):

Level 3 Amount
(in thousands)
As of July 31, 2011	$5,888
Adjustments to fair value	(2,318)
Shares settlement	(1,905)

As of July 31, 2012	$1,665
Adjustments to fair value	(401)

As of October 31, 2012	$1,264

The fair values of accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to their short-term nature.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of October 31 and July 31, 2012, the Company had no assets or liabilities measured at fair value on a non-recurring basis.

3. Contingent Rights Liability Arising from Business Combinations

On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. Contingent rights were issued to each Azalea shareholder as part of the purchase consideration. For each share received, the Azalea shareholder also received a right to receive an amount of cash equal to the shortfall generated if a share was sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began August 1, 2011 and ended on December 31, 2011. The rights related to these shares were subsequently converted to shares after this period. For shares held in escrow, the period for making escrow claims expired on April 1, 2012. The Company made claims against all of the escrow shares prior to the claim period expiration, and currently the escrow shares remain in escrow pending the resolution of the Company’s claims. The rights related to the escrow shares are subject to forfeiture in certain circumstances. At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. This liability was estimated using a lattice model and was based on significant inputs not observed in the market and thus represented a Level 3 instrument. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The inputs included:

•	stock price as of the valuation date;

•	strike price of the contingent right;

•	maximum payoff per share;

•	number of shares held in escrow;

•	exercise period;

•	historical volatility of the Company’s stock price based on weekly stock price returns; and

•	risk-free rate interpolated from the Constant Maturity Treasury Rate.

The change in fair value from the acquisition date to October 31, 2012 was primarily driven by changes in the Company’s stock price, the settlement date, and the claim activities that have taken place. Gains and losses on the re-measurement of the contingent rights liability are included in other income, net. As the fair value of the contingent rights liability will largely be determined based on the Company’s closing stock price as of future fiscal period-ends, it is not possible to determine a probable range of possible outcomes of the valuation of the contingent rights liability. However, as of October 31, 2012, the maximum contingent rights liability was no more than $1.3 million related to the shares still held in escrow, as defined in the acquisition agreement. For the three months ended October 31, 2012 and 2011, the Company recorded other income of $0.4 million and $0.9 million due to the revaluation of the contingent rights liability, respectively.

4. Goodwill and Intangible Assets

The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisitions	23,804

As of July 31, 2012	$56,947
Changes in goodwill	—

As of October 31, 2012	$56,947

The following table presents details of the Company’s total purchased intangible assets:

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of October 31, 2012
Existing technology	2 to 7 years	$35,183	$(17,196)	$17,987
Patents/core technology	4 to 6 years	6,806	(4,211)	2,595
Customer contracts	6 to 7 years	7,233	(4,622)	2,611
Support agreements	5 to 6 years	2,917	(2,569)	348
Tradenames/trademarks	1 to 5 years	750	(703)	47
Non-compete agreements	2 years	912	(825)	87

Sub-total		$53,801	$(30,126)	$23,675
In-process research and development		1,440	—	1,440

Total		$55,241	$(30,126)	$25,115

	Estimated	Gross	Accumulated	Net
	Useful Lives	Value	Amortization	Value
	(in thousands, except estimated useful lives)
As of July 31, 2012
Existing technology	2 to 7 years	$35,183	$(15,931)	$19,252
Patents/core technology	4 to 6 years	6,806	(4,041)	2,765
Customer contracts	6 to 7 years	7,233	(4,321)	2,912
Support agreements	5 to 6 years	2,917	(2,425)	492
Tradenames/trademarks	1 to 5 years	750	(673)	77
Non-compete agreements	2 years	912	(814)	98

Sub-total		$53,801	$(28,205)	$25,596
In-process research and development		1,440	—	1,440

Total		$55,241	$(28,205)	$27,036

Amortization expense is recorded in the Consolidated Statements of Comprehensive Income under the following:

	Three months ended October 31,
	2012	2011
	(in thousands)
Cost of product revenues	$1,436	$1,352
Cost of professional services and support revenues	135	135
Sales and marketing	344	358
Research & development	6	—

Total amortization expense	$1,921	$1,845

The following table consists of estimated future amortization expense of purchased intangible assets as of October 31, 2012. The purchased intangible assets include in-process research and development assets of $1.4 million as of October 31, 2012, that will be amortized when the projects related to those assets are complete. These assets are expected to be placed into service in fiscal 2013 and will be amortized over their remaining useful life upon completion.

Amount
(in thousands)
Remaining nine months of fiscal 2013	$5,512
Years ending July 31,
2014	6,724
2015	5,952
2016	2,812
2017	1,208
Thereafter	1,467

Total	$23,675

5. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net loss per share:

	Three months ended October 31,
	2012	2011
	(in thousands, except per share data)
Net loss	$(826)	$(467)

Weighted-average common shares outstanding—basic	111,976	105,937
Dilutive effect of potential common shares	—	—

Weighted-average common shares outstanding—diluted	111,976	105,937
Net loss per share—basic	$(0.01)	$(0.00)

Net loss per share—diluted	$(0.01)	$(0.00)

The following outstanding stock options and awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended October 31,
	2012	2011
	(in thousands)
Options to purchase common stock	1,748	1,941
Restricted stock awards	2,454	1,475
Contingently issuable shares	530	—
Employee stock purchase plan	74	—

6. Short-Term Investments

Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of October 31, 2012
Corporate bonds	$50,015	$99	$(2)	$50,112
U.S. government agency securities	103,083	70	(1)	103,152
U.S. treasury bills	41,041	14	—	41,055
Commercial paper	17,827	7	(1)	17,833
Certificates of deposit	8,016	19	—	8,035

Total short-term investments	$219,982	$209	$(4)	$220,187

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2012
Corporate bonds	$47,011	$118	$(1)	$47,128
U.S. government agency securities	105,358	79	(8)	105,429
U.S. treasury bills	43,896	34	—	43,930
Commercial paper	7,280	2	—	7,282
Certificates of deposit	8,805	27	—	8,832

Total short-term investments	$212,350	$260	$(9)	$212,601

The cost basis and fair value of debt securities by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
As of October 31, 2012
One year or less	$109,464	$109,588
One to two years	110,518	110,599

Total short-term investments	$219,982	$220,187

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2012
One year or less	$102,675	$102,794
One to two years	109,675	109,807

Total short-term investments	$212,350	$212,601

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of October 31, 2012 and July 31, 2012, there were no investments in its portfolio that were other-than-temporarily impaired.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of October 31, 2012
Corporate bonds	$3,918	$(2)
U.S. government agency securities	23,290	(1)
Commercial paper	2,099	(1)

	$29,307	$(4)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2012
Corporate bonds	$3,922	$(1)
U.S. government agency securities	44,105	(8)

	$48,027	$(9)

As of October 31, 2012 and July 31, 2012, no securities were in a continuous unrealized loss position for more than twelve months.

7. Balance Sheet Components

The following tables provide details of selected balance sheet items:

	October 31,	July 31,
	2012	2012
	(in thousands)
Inventory, net
Raw materials	$373	$269
Finished goods	27,791	21,933

Total	$28,164	$22,202

	October 31,	July 31,
	2012	2012
	(in thousands)
Accrued Liabilities
Compensation and benefits	$19,175	$20,054
Marketing	22,204	15,191
Contingent rights	1,264	1,665
Other	14,766	15,465

Total	$57,409	$52,375

8. Property and Equipment, Net

Property and equipment, net consists of the following:

	Estimated Useful Lives	October 31, 2012	July 31, 2012
	(in thousands, except estimated useful lives)
Computer equipment	2 years	$17,195	$16,893
Computer software	2 to 5 years	7,927	7,560
Machinery and equipment	2 years	25,048	19,965
Furniture and fixtures	5 years	4,027	3,952
Leasehold improvements	1 to 6 years	4,932	4,847

Total property and equipment, gross		59,129	53,217
Less: Accumulated depreciation		(36,441)	(33,316)

Total property and equipment, net		$22,688	$19,901

9. Deferred Revenue

Deferred revenue consists of the following:

	October 31,	July 31,
	2012	2012
	(in thousands)
Product	$32,599	$28,215
Professional services and support	55,631	52,387

Total deferred revenue, current	88,230	80,602

Professional services and support, long-term	25,670	22,375

Total deferred revenue, long-term	25,670	22,375

Total deferred revenue	$113,900	$102,977

Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. The increase in deferred product revenue from July 31, 2012 to October 31, 2012 was primarily due to the timing of orders from the Company’s value added distributors (“VADs”) replenishing their stock to fulfill expected future orders. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed in advance and revenue is recognized ratably over the support period, typically one to five years.

10. Income Taxes

The Company’s effective tax rate was 116.1% and 117.6% for the three months ended October 31, 2012 and 2011, respectively. The Company’s income tax provision consists of federal, foreign, and state income taxes. The provision for income taxes was $5.9 million and $3.1 million for the three months ended October 31, 2012 and 2011, respectively.

The Company’s effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different from the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition related items, and the amortization of deferred tax charges related to the intercompany sale of intellectual property rights. During the first quarter of fiscal 2013, the Company utilized a portion of its net operating loss carry-forwards and R&D credits and recorded the associated change in net deferred tax assets on its Consolidated Balance Sheets.

In fiscal 2012, the Company implemented a new structure of its corporate organization to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for its intercompany transactions.

The Company also recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of October 31, 2012, the balance in prepaid and other assets was $7.6 million, and $6.8 million in other non-current assets. The deferred charge is amortized as a component of income tax expense over three to five years, depending upon the economic life of the intellectual property.

11. Equity Incentive Plans

Stock Option Activity

The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
			Weighted		Weighted
			Average	Weighted	Average
	Shares		Exercise	Average	Remaining	Aggregate
	Available for	Number of	Price	Fair Value	Contractual	Intrinsic
	Grant	Shares	per Share	per Share	Term (Years)	Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			56,578,795
Options cancelled	1,325,003	(1,325,003)	10.87

As of July 31, 2012	532,596	13,264,031	$6.63		3.9	112,867,587

Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(2,833,295)	—
Restricted stock awards forfeited	387,315	—
Options exercised	—	(920,248)	5.68			12,380,136
Options cancelled	113,955	(113,955)	15.89

As of October 31, 2012	3,777,004	12,229,828	$6.62		3.7	146,885,379

Restricted Stock Award Activity

The following table summarizes the non-vested restricted stock awards outstanding:

		Weighted Average
		Grant Date
		Fair Value
	Shares	per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15

As of July 31, 2012	8,422,681	$19.49
Awards granted	2,833,295	18.70
Awards vested	(841,244)	19.35
Awards forfeited	(387,315)	20.73

As of October 31, 2012	10,027,417	$19.23

Fair Value Disclosures

The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Employee Stock Options

Three months ended October 31,
2011
Risk-free interest rate	1.2%
Expected term (in years)	4.0
Dividend yield	0%
Volatility	74%

There were no stock option grants during the three months ended October 31, 2012. The Company granted 150,000 stock options during the three months ended October 31, 2011.

Employee Stock Purchase Plan

	Three months ended October 31,
	2012	2011
Risk-free interest rates	0.1% to 0.2%	0.1% to 0.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	0%	0%
Volatility	54% to 63%	58% to 77%

Purchase date	September 1, 2012	September 1, 2011
Shares issued	348,520	409,920
Weighted average purchase price per share	$16.65	$14.88

Stock-based Compensation Expenses

The following table presents stock-based compensation expense by award-type:

	Three months ended October 31,
	2012	2011
	(in thousands)
Stock options	$2,723	$4,375
Stock awards	17,300	13,108
Employee stock purchase plan	2,539	1,782

Total	$22,562	$19,265

Included in the stock awards stock-based compensation expense the Company recorded $3.5 million and $2.8 million in the three months ended October 31, 2012 and 2011, respectively, associated with its Executive Officer Bonus Plan and the Corporate Bonus Plan.

Stock Repurchase Program

On June 13, 2012, the Company announced a stock repurchase program for up to $100.0 million of our common stock. The Company is authorized to make repurchases in the open market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases are based on the price of its common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

During the three months ended October 31, 2012, the Company repurchased a total of 590,141 shares for a total purchase price of $11.5 million. As of October 31, 2012, the Company repurchased a cumulative total of 1,998,645 shares for a total purchase price of $31.4 million, with $68.6 million remaining authorized under the stock repurchase program.

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

The following presents total revenue by geographic region:

	Three months ended October 31,
	2012	2011
	(in thousands)
United States	$92,752	$80,919
Europe, Middle East and Africa	21,550	18,098
Asia Pacific and Japan	24,653	17,600
Rest of World	5,527	2,734

Total	$144,482	$119,351

The Company’s product revenue was $119.2 million and $101.2 million for three months ended October 31, 2012 and 2011, respectively. Professional services and support revenue was $25.3 million and $18.2 million in the same periods.

The following table presents significant channel partners contributing revenue in excess of 10% of total revenue (* indicates less than 10%):

	Three months ended October 31,
	2012	2011
ScanSource, Inc. (“Catalyst”)	20.2%	20.9%
Avnet Logistics U.S. LP	*	15.9%

The following table presents significant channel partners as a percentage of total accounts receivable (*indicates less than 10%):

	October 31,	July 31,
	2012	2012
ScanSource, Inc. (“Catalyst”)	24.1%	15.7%
Synnex Corp.	13.1%	*
Avnet Logistics U.S. LP	*	19.0%

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

Lease Obligations

The Company leases office spaces under non-cancelable operating leases with various expiration dates through March 2018. The terms of certain operating leases provide for rental payments on a graduated scale. Future minimum lease payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)
Remaining nine months of fiscal 2013	$4,235
Year ending July 31,
2014	5,756
2015	5,552
2016	5,060
2017	876
2018	44

Total minimum payments	$21,523

Non-cancelable purchase commitments

The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $35.7 million and $46.1 million in non-cancelable purchase commitments as of October 31, 2012 and July 31, 2012, respectively. The Company expects to sell all products that it has committed to purchase from its third-party contract manufacturers and other suppliers.

Warranties

The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2012	$818
Provision	182
Obligations fulfilled during period	(184)

As of October 31, 2012	$816

Warranty Amount
(in thousands)
As of July 31, 2011	$404
Provision	236
Obligations fulfilled during period	(106)

As of October 31, 2011	$534

Indemnification

In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liability resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2012 and July 31, 2012.

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

•

that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products,, will enable broader networking initiatives by both our current and potential customers;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain general and administrative functions;

•	that, within our indirect channel, sales through our value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”) will continue to be significant;

•	that international revenue will increase in absolute dollars and remain approximately consistent or increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012;

•	that research and development expenses for fiscal 2013 will increase on an absolute dollar basis and remain consistent or increase as a percentage of revenue compared to fiscal 2012;

•	regarding continued momentum in our “MOVE” architecture initiatives, including network rightsizing, and adoption of our ClearPass access management system and Aruba Instant;

•

that sales and marketing expenses for fiscal 2013 will continue to be our most significant operating expense and will increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2012;

•

that general and administrative expenses for fiscal 2013 will increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012; regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations;

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

Overview

We are a leading provider of next-generation network access solutions for the mobile enterprise. Our MOVE architecture leverages Aruba’s diverse products (including our ArubaOS operating system, controllers, wireless access points, switches, application software modules, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for traveling business professionals, remote workers, corporate headquarters employees and guests. With the Aruba MOVE architecture, access privileges are linked to a user’s identity and context. That means an enterprise workforce has consistent, secure access to network resources based on who they are, where they are, what devices and applications they are using, and how they are connected.

Our products provide a unique approach that is driven by mobility and the proliferation of Wi-Fi-enabled mobile devices. These devices – which have no Ethernet port – are connecting to enterprise networks in unprecedented numbers and will quickly surpass desktop connections. Aruba meets this challenge by eliminating the cost and complexity of managing separate wired and wireless access policies. In fact, with Aruba, customers need fewer ports and consequently less equipment in the wiring closet – effectively rightsizing our customers’ access infrastructure.

Aruba’s MOVE architecture provides context-aware networking for the post-PC era. Mobility network services are delivered centrally from the data center across thin network access devices or on-ramps. At the heart of Aruba MOVE, a single set of mobility network services manages security, policy and network performance for every user and device on the network. This mobility- and user-centric approach makes it possible to re-architect the access network to simultaneously provide workforce mobility and reduce costs. To connect users into the network, whether at work, home, or on the road, Aruba access on-ramps include wireless, wired, and VPN products. Device configuration, security policies, and reporting are centrally managed, effectively making installation a zero-touch experience.

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

Another key addition to the MOVE architecture is Aruba Instant, a controller-less Wi-Fi solution that combines ease-of-use and cost-effectiveness with best-in-class security, resiliency and intelligence. In Aruba Instant mode, a single access point is dynamically elected to manage the other Aruba Instant APs in the WLAN, while the free Aruba Activate service offers zero-touch provisioning and cloud-based inventory management. Our customers simply power-up one Aruba Instant AP and it automatically obtains its configuration and becomes operational. To grow the network, customers simply plug in additional access points. The entire deployment process is substantially simplified, saving our customers’ time and operational expenses.

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

Major Trends Affecting Our Financial Results

Worldwide Economic Conditions

Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S., European and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.

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

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have seen slower revenue growth rate over the last fiscal year, our revenue grew 21% in the first quarter of fiscal 2013 compared to the same period in fiscal 2012. We believe that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers in the future. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in the prior quarter that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:

•

product orders that have shipped but where the terms of the agreement, typically with our large customers, contain acceptance terms and conditions or other terms that require that the revenue be deferred until all revenue recognition criteria are met; and

•	product orders shipped to our VADs and OEMs for which we have not yet received persuasive evidence of sell-through from the VADs or OEMs.

We typically ship products within 10 days after the receipt of an order.

Costs and Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of October 31, 2012, we had 1,293 employees worldwide compared to 1,223 employees at July 31, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the three months ended October 31, 2012. Going forward, we expect to continue to hire employees throughout the company.

Stock Repurchase

On June 13, 2012, we announced a stock repurchase program for up to $100.0 million of our common stock. We are authorized to make repurchases in the open market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

During the three months ended October 31, 2012, we repurchased a total of 590,141 shares for a total purchase price of $11.5 million. As of October 31, 2012, we repurchased a cumulative total of 1,998,645 shares for a total purchase price of $31.4 million, with $68.6 million remaining authorized under the stock repurchase program.

Revenue, Cost of Revenue and Operating Expenses

Revenue

We derive our revenue from sales of our ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, multi-vendor management solution software, and professional services and support. Professional services revenue consists of consulting and training services. Consulting services primarily consist of installation support services. Training services are typically instructor led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, telephone and internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

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

Cost of Revenue

Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Our contractor manufacturers produce our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California, Bangalore, India and Beijing, China. Cost of product revenue also includes amortization expense from our purchased intangible assets.

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

Gross Margin

Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as the new ClearPass and Aruba Instant additions to our MOVE architecture, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitors’ discounting practices;

•	mix of revenue attributed to our international regions;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our purchased intangible assets.

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

Research and Development Expenses

Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2013, we expect research and development expenses to increase on an absolute dollar basis and remain consistent or increase as a percentage of revenue compared to fiscal 2012.

Sales and Marketing Expenses

Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our purchased intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margin until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2013, we expect sales and marketing expenses to increase on an absolute dollar basis and remain consistent or decrease as a percentage of revenue compared to fiscal 2012.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2013, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012. However, fluctuations in professional services can cause an increase in any particular quarter.

Other Income, net

Other income, net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on foreign exchange rate changes, and in connection with our acquisition of Azalea in September 2010, changes in the fair value of our contingent rights liability.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes. Our critical accounting policies are disclosed in our Form 10-K for the year ended July 31, 2012. There were no material changes to our critical accounting policies during the first quarter of fiscal 2013.

Results of Operations

The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended October 31,
	2012	2011
Revenue:
Product	82.5%	84.7%
Professional services and support	17.5%	15.3%

Total revenue	100.0%	100.0%
Cost of revenue:
Product	25.0%	26.9%
Professional services and support	4.2%	3.8%

Gross margin	70.8%	69.3%
Operating expenses:
Research and development	22.1%	20.5%
Sales and marketing	37.3%	38.2%
General and administrative	8.3%	9.3%

Total operating expenses	67.7%	68.0%

Operating margin	3.1%	1.3%
Other income, net
Interest income	0.2%	0.2%
Other income, net	0.2%	0.7%

Income before provision for income taxes	3.5%	2.2%
Provision for income taxes	4.1%	2.6%

Net loss	(0.6%)	(0.4%)

Revenue

The following table presents our revenue, by revenue source, for the periods presented:

	Three months ended October 31,
	2012	2011
	(in thousands)
Total revenue	$144,482	$119,351

Type of revenue:
Product	$119,222	$101,131
Professional services and support	25,260	18,220

Total revenue	$144,482	$119,351

% revenue by type:
Product	82.5%	84.7%
Professional services and support	17.5%	15.3%
Revenue by geography:
United States	$92,752	$80,919
Europe, the Middle East and Africa	21,550	18,098
Asia Pacific and Japan	24,653	17,600
Rest of World	5,527	2,734

Total revenue	$144,482	$119,351

% revenue by geography:
United States	64.2%	67.8%
Europe, the Middle East and Africa	14.9%	15.2%
Asia Pacific and Japan	17.1%	14.7%
Rest of World	3.8%	2.3%
Total revenue by sales channel:
Indirect	$133,652	$115,153
Direct	10,830	4,198

Total revenue	$144,482	$119,351

% revenue by sales channel:
Indirect	92.5%	96.5%
Direct	7.5%	3.5%

During the first quarter of fiscal 2013, total revenue increased $25.1 million, or 21.1%, over the first quarter of fiscal 2012. An increase in product revenue of 17.9% during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 drove the overall increase in total revenue.

The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving the increase in demand for our products. Our MOVE architecture continues to gain momentum as companies move toward a new access network, resulting in significant growth in the sales of our access point products, and an increase in hardware product sales. We continue to add new customers each quarter. As of October 31, 2012, our cumulative customer total was over 20,000.

Professional services and support revenue increased 38.6% during the first quarter of fiscal 2013 compared to the same period in fiscal 2012. This increase is primarily a result of both increased product and first year support sales, and the renewal of support contracts by existing customers as our customer base continues to grow.

Revenue from our indirect sales channel increased during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 as we continue to derive a significant majority of our total revenue from indirect channels which is consistent with our focus on improving the efficiency of marketing and selling our product through the indirect channels. We expect to continue rely on our indirect sales channel to manage smaller-sized deals and our direct sales team to focus more on winning large customers to improve the efficiency of marketing and selling our products.

Revenue from shipments to locations outside the United States increased during the first quarter of fiscal 2013 compared to the same period of fiscal 2012 due to increased demand across all non-U.S. regions. In terms of actual dollars, our international revenue increased 34.6% when compared to the same period ended October 31, 2011. As a percentage of total revenue, international revenue increased slightly as the demand is primarily driven by the Asia Pacific region. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain approximately consistent as a percentage of total revenue in fiscal 2013 compared to fiscal 2012.

Cost of Revenue and Gross Margin

	Three months ended October 31,
	2012	2011
	(in thousands)
Total revenue	$144,482	$119,351

Cost of product	$36,161	$32,068
Cost of professional services and support	5,957	4,546

Total cost of revenue	42,118	36,614

Gross profit	$102,364	$82,737

Gross margin	70.8%	69.3%

During the first quarter of fiscal 2013, total cost of revenue increased 15.0% compared to the same period in fiscal 2012. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to our contract manufacturers.

Cost of professional services and support revenue increased 31.0% during the first quarter of fiscal 2013 compared to the same period in fiscal 2012. This increase was primarily due to increased outside services as we expanded our customer support call centers, as well as increased training to accommodate the expansion of our business. Stock-based compensation increased $0.2 million.

As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base which would increase our cost of professional services and support.

Gross margins increased 150 basis points to 70.8% during the first quarter of fiscal 2013 compared to 69.3% in the first quarter of fiscal 2012. This increase is primarily due to improved product margin as our product mix was favorable towards higher margin products and improved professional services and support margin as we grew our professional services and support revenue while controlling the increase in our professional services and support cost of revenue. Additionally, as a percentage of total revenue, professional services and support, which has higher margin percentage, increased relative to product; thus, our overall gross margin improved in the first quarter of fiscal 2013 compared to first quarter of fiscal 2012.

Research and Development Expenses

	Three months ended October 31,
	2012	2011
	(in thousands)
Research and development expenses	$31,963	$24,468
Percent of total revenue	22.1%	20.5%

During the first quarter of fiscal 2013, research and development expenses increased 30.6% compared to the first quarter of fiscal 2012, primarily due to an increase of $4.3 million in personnel and related costs, including an increase in salaries and wages of $2.2 million and an increase in stock-based compensation of $1.0 million. The increase is directly related to an increase in headcount. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $1.7 million, of which $1.4 million is to support business growth and $0.3 million is due to increased allocations, which were previously classified in General and Administrative expenses.

Sales and Marketing Expenses

	Three months ended October 31,
	2012	2011
	(in thousands)
Sales and marketing expenses	$53,919	$45,615
Percent of total revenue	37.3%	38.2%

During the first quarter of fiscal 2013, sales and marketing expenses increased 18.2% compared to the first quarter of fiscal 2012. Personnel and related costs increased $6.5 million primarily due to an increase in headcount. These costs include an increase in commissions of $1.4 million and an increase in stock-based compensation of $0.8 million. Cost for travel and expenses also increased by $0.6 million. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $1.0 million, of which $0.6 million is to support business growth and $0.4 million is due to increased allocations, which were previously classified in General and Administrative expenses.

General and Administrative Expenses

	Three months ended October 31,
	2012	2011
	(in thousands)
General and administrative expenses	$11,951	$11,100
Percent of total revenue	8.3%	9.3%

General and administrative expenses during the first quarter of fiscal 2013 increased 7.7% compared to the first quarter of fiscal 2012. Personnel and related costs increased $2.0 million primarily due to an increase in headcount. These personnel costs include an increase in stock-based compensation of $1.2 million. The increase in expense was partially offset by a decrease in allocation expenses charged to General and Administrative expenses of $0.8 million and a decrease of $0.2 million in professional services.

Other Income, Net

	Three months ended October 31,
	2012	2011
	(in thousands)
Interest income	$316	$276
Other income, net	276	827

Total other income, net	$592	$1,103

Interest income increased slightly during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The increase was primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the first quarter of fiscal 2013 was $230.8 million compared to $190.0 million for the first quarter of fiscal 2012.

Other income, net decreased during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. The change in valuation resulted in other income of $0.4 million and $0.9 million for the first quarter of fiscal 2013 and 2012, respectively. See Note 3 of the Notes to Consolidated Financial Statements for further discussion.

Provision for Income Taxes

The provision for income taxes was $5.9 million and $3.1 million for the first quarter of fiscal 2013 and 2012, respectively. This increase includes a $1.8 million adjustment recorded for prior period income tax expense. Our income tax provision consists of federal, foreign and state income taxes. Our effective tax rate was 116.1% during this period.

Our effective tax rate differs from the federal statutory rate due to state taxes and significant permanent differences primarily from taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, stock-based compensation expense, R&D credits, certain acquisition related items and the amortization of deferred tax charges related to the intercompany sale of intellectual property rights. During the first quarter of fiscal 2013, we utilized a portion of our net operating loss (“NOL”) carry-forwards and R&D credits and recorded the associated change in net deferred tax assets on our Consolidated Balance Sheets.

In fiscal 2012, we implemented a new structure of our corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including by entering into transfer-pricing arrangements that establish transfer prices for our intercompany transactions.

We also recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of October 31, 2012, the balance in prepaid and other assets was $7.6 million, and $6.8 million in other non-current assets. The deferred charge is amortized as a component of income tax expense over three to five years, depending upon the economic life of the intellectual property.

Our effective tax rate in fiscal 2013 and in future periods may fluctuate on a quarterly basis. The effective tax rate could be affected by such things as the geographic distribution of our worldwide earnings or losses, our stock-based compensation expense, changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

As of July 31, 2012, we had NOL carry-forwards of $164.1 million and $142.1 million for federal and state income tax purposes, respectively. We also had research and credit carry-forwards of $17.2 million for federal and $20.7 million for state income tax purposes as of July 31, 2012. During the first quarter of fiscal 2013, we generated federal income tax NOL carry-forwards of $2.6 million. During the first quarter of fiscal 2013, we generated state income tax NOL carry-forwards of $1.2 million for state income tax purposes. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

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

We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. As of October 31, 2012, based on available positive evidence, we determined that all of our deferred tax assets would be more likely than not realizable in the near future. Deferred tax liabilities have not been recognized for undistributed earnings from our foreign subsidiaries because we expect our U.S. operations will have sufficient cash for current and future business activities. Therefore, it is our intention to indefinitely reinvest such undistributed earnings outside the U.S. in the respective foreign entities.

We recognize in the Consolidated Financial Statements only those tax positions determined to be more likely than not of being sustained. We recorded a net increase of $0.4 million to the unrecognized tax benefits related to tax positions taken in the first quarter of fiscal 2013 and no change to the liability for positions taken prior to the first quarter of fiscal 2013. Additionally we did not make any reclassifications between current taxes payable and long-term taxes payable.

Liquidity and Capital Resources

	October 31,	July 31,
	2012	2012
	(in thousands)
Working capital	$382,742	$355,930
Cash and cash equivalents	157,319	133,629
Short-term investments	$220,187	$212,601

	Three months ended October 31,
	2012	2011
	(in thousands)
Cash provided by operating activities	$36,910	$16,544
Cash used in investing activities	(13,976)	(35,245)
Cash provided by financing activities	$737	$19,174

As of October 31, 2012, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $31.3 million during the first quarter of fiscal 2013 to $377.5 million as of October 31, 2012. As of October 31, 2012, we had $49.4 million of cash and cash equivalents held outside the United States. Historically, we have required capital principally to fund our working capital needs and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which materially affect our financial results.

Cash Flows from Operating Activities

Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the continued growth in revenue and cash collections and the extent to which we increase spending on personnel. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. In the future, we also anticipate achieving cash tax savings and a reduction in our overall effective tax rate as a result of the new structure of our corporate organization implemented in fiscal 2012. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.

During the first quarter of fiscal 2013, net cash provided by operating activities increased $20.4 million compared to the first quarter of fiscal 2012. This increase is primarily attributable to an increase from the change in operating assets and liabilities. Cash from operations after adjusting for non-cash items, including changes in deferred income taxes, stock-based compensation and the related tax benefits, is flat with the prior year period.

Cash Flows from Investing Activities

Cash used in investing activities during the first quarter of fiscal 2013 decreased $21.3 million compared to the first quarter of fiscal 2012. Although we continue to invest our excess cash balances in short-term investments, the timing of maturities and reinvestment can vary from quarter to quarter. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $5.4 million during the first quarter of fiscal 2013.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $18.4 million during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. The decrease was primarily the result of the stock repurchases during the current period of $11.5 million.

Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may need to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products and potential future acquisitions.

Contractual Obligations & Commitments

Operating leases & purchase obligations

The following is a summary of our contractual obligations & commitments:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Operating leases	$21,523	$4,235	$16,368	$920	$—
Purchase obligations (1)	$35,675	25,134	7,900	600	2,041

Total contractual obligations	$57,198	$29,369	$24,268	$1,520	$2,041

(1)	Purchasing obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations, and exclude contractual amounts that are cancelable without penalty. The contractual amounts are related principally to inventory, information technology and marketing related purchase agreements. We outsource the production of our hardware to various third-party manufacturing suppliers, one of which is our main contract manufacturer. Under the agreement with our main contract manufacturer, 40% of the order quantities can be rescheduled or are cancelable by giving notice 60 days prior to the expected shipment date, and 20% of the order quantities can be rescheduled or are cancelable by giving notice 30 days prior to the expected shipment date. Orders are not cancelable within 30 days prior to the expected shipment date.

Off-Balance Sheet Arrangements

As of October 31, 2012 and July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $377.5 million and $346.2 million as of October 31, 2012, and July 31, 2012, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first quarter of fiscal 2013, our interest income on cash, cash equivalents and short-term investments would have declined approximately $0.1 million assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have a history of losses, with a few quarters of profitability during fiscal 2012 and 2011. We experienced net loss of $0.8 million and $0.5 million for first quarter of fiscal 2013 and fiscal 2012, respectively, net loss of $8.9 million for fiscal 2012 and net income of $70.7 million for fiscal 2011. As of October 31, 2012 and July 31, 2012, our accumulated deficit was $114.6 million and $113.8 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.

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

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 92.5% and 96.5% for the first quarter of fiscal 2013 and fiscal 2012, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of our channel partners. The table below represents the percentage of total revenue from our top channel partners (*represents less than 10%):

	Three months ended October 31,
	2012	2011
ScanSource, Inc. (“Catalyst”)	20.2%	20.9%
Avnet Logistics U.S. LP	*	15.9%

Our agreements with our channel partners generally provide that they use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. Our agreements with our top channel partners, ScanSource, Inc., Synnex Corp, and Avnet Logistics U.S. LP, automatically renew each year for one year terms unless written notification of termination is received at least 60 days to 180 days prior to the end of the term then in effect. In addition, our agreement with ScanSource, Inc. contains a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to the channel partner will be no less favorable than those made available to other channel partners who purchase similar quantities. However, the scope of such most-favored nation clause is narrow and specific, and we have not to date incurred any obligations related to such term in the agreement.

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

	October 31,	July 31,
	2012	2012
ScanSource, Inc. (“Catalyst”)	24.1%	15.7%
Synnex Corp.	13.1%	*
Avnet Logistics U.S. LP	*	19.0%

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

Our acquisitions have resulted in total goodwill of $56.9 million and intangible assets of $25.1 million as of October 31, 2012. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure investors that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.

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

In addition, rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products. Compliance with these rules is likely to result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in our products.

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

We incur significant costs as a result of operating as a public company, and our Board of Directors and management devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with the Sarbanes-Oxley Act. For example, the listing requirements of the Nasdaq Stock Market’s Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our Board of Directors, management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. Moreover, these rules and regulations and their associated costs both in terms of time and expense could make it more difficult for us to attract, recruit and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers or other key personnel.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural catastrophe in this location can bring down our support operation. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers’ businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by manmade problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Form 10-K for the year ended July 31, 2012, filed on October 11, 2012, that our internal control over financial reporting was effective as of July 31, 2012, we had to delay the filing of our Form 10-K for the year ended July 31, 2012 as we were not able to timely complete our assessment of the review, analysis and testing of the design and operating effectiveness of our internal control over financial reporting as a result of several deficiencies identified in our IT systems, which we are currently in the process of remediating. We must continue to monitor, enhance and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 13, 2012, we announced a stock repurchase program for up to $100.0 million of our common stock. We are authorized to make repurchases in the open market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

During the three months ended October 31, 2012, we repurchased a total of 590,141 shares for a total purchase price of $11.5 million. As of October 31, 2012, we repurchased a cumulative total of 1,998,645 shares for a total purchase price of $31.4 million, with $68.6 million remaining authorized under the stock repurchase program.

Common stock repurchase activity under our repurchase program during the first quarter of fiscal 2013 was as follows (in thousands, except per share amounts):

				Maximum Approximate
		Average Price	Total Number of	Dollar Value of Shares
	Total Number of	Paid	Shares Purchased As Part	That May Yet Be Purchased
	Shares Purchased	Per Share	of Publicly Announced Program	Under the Program
	(in thousand, except per share price)
Period
August 1, 2012—August 31, 2012	—	$—	—	$80,115
September 1, 2012—September 30, 2012	79,437	19.96	79,437	78,529
October 1, 2012—October 31, 2012	510,704	19.44	510,704	68,603

Total	590,141	$19.51	590,141

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and SerComm Corporation (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 001-33347, filed on June 7, 2012)

10.2†	Distributor Agreement (Stocking), effective as of September 29, 2011, between Registrant and SYNNEX Corporation (the “Synnex Distributor Agreement”)

10.3†	Amendment to the Synnex Distributor Agreement, dated as of April 11, 2012, between Registrant and SYNNEX Corporation

10.4†	Amendment No. 2 to the Synnex Distributor Agreement, dated as of November 12, 2012, between Registrant and SYNNEX Corporation

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.

+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 7, 2012

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr

Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)

Dated: December 7, 2012

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin

Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and SerComm Corporation (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, Commission File No. 001-33347, filed on June 7, 2012)

10.2†	Distributor Agreement (Stocking), effective as of September 29, 2011, between Registrant and SYNNEX Corporation (the “Synnex Distributor Agreement”)

10.3†	Amendment to the Synnex Distributor Agreement, dated as of April 11, 2012, between Registrant and SYNNEX Corporation

10.4†	Amendment No. 2 to the Synnex Distributor Agreement, dated as of November 12, 2012, between Registrant and SYNNEX Corporation

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS +	XBRL Instance Document

101.SCH +	XBRL Taxonomy Extension Schema Document

101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL +	XBRL Taxonomy Calculation Linkbase Document

101.LAB +	XBRL Taxonomy Label Linkbase Document

101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.

+	Furnished and not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Aruba Networks, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.