Form 10-Q
period 2013-01-31
ARUBA NETWORKS, INC.
filed 2013-03-07
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-33347
_________________________________________________
Aruba Networks, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________________

Delaware	02-0579097
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1344 Crossman Ave.
Sunnyvale, California 94089-1113
(408) 227-4500
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of March 1, 2013 was 113,946,497.

ARUBA NETWORKS, INC.
INDEX

Page No.

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets as of January 31, 2013 and July 31, 2012	3

Consolidated Statements of Comprehensive Income for the three and six months ended January 31, 2013 and 2012	4

Consolidated Statements of Cash Flows for the six months ended January 31, 2013 and 2012	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Mine Safety Disclosure	50

Item 5. Other Information	50

Item 6. Exhibits	51

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

 PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31, 2013	July 31, 2012

	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$177,645	$133,629
Short-term investments	224,671	212,601
Accounts receivable, net	70,129	80,190
Inventory, net	29,440	22,202
Deferred cost of revenue	10,162	11,241
Prepaids and other	19,997	18,996
Deferred income tax assets, current	36,216	34,584
Total current assets	568,260	513,443
Property and equipment, net	24,917	19,901
Goodwill	56,947	56,947
Intangible assets, net	23,199	27,036
Deferred income tax assets, non-current	20,000	20,664
Other non-current assets	10,022	10,905
Total assets	$703,345	$648,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,291	$22,504
Accrued liabilities	59,700	52,375
Income taxes payable, current	1,071	2,032
Deferred revenue, current	89,910	80,602
Total current liabilities	166,972	157,513
Deferred revenue, non-current	28,200	22,375
Other non-current liabilities	7,089	2,118
Total liabilities	202,261	182,006
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at January 31, 2013 and July 31, 2012; 113,659 and 111,529 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	11	11
Additional paid-in capital	612,158	582,077
Accumulated other comprehensive loss	(1,456)	(1,405)
Accumulated deficit	(109,629)	(113,793)
Total stockholders’ equity	501,084	466,890
Total liabilities and stockholders’ equity	$703,345	$648,896
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands, except per share data)
Revenue
Product	$130,901	$105,970	$250,123	$207,101
Professional services and support	24,461	20,305	49,721	38,526
Total revenue	155,362	126,275	299,844	245,627
Cost of revenue
Product	37,665	30,452	73,826	62,521
Professional services and support	6,991	5,030	12,948	9,576
Total cost of revenue	44,656	35,482	86,774	72,097
Gross profit	110,706	90,793	213,070	173,530
Operating expenses
Research and development	34,688	27,926	66,651	52,393
Sales and marketing	57,398	49,720	111,317	95,335
General and administrative	12,399	12,698	24,350	23,798
Total operating expenses	104,485	90,344	202,318	171,526
Operating income	6,221	449	10,752	2,004
Other income, net
Interest income	293	299	609	575
Other income, net	978	2,731	1,254	3,558
Total other income, net	1,271	3,030	1,863	4,133
Income before provision for income taxes	7,492	3,479	12,615	6,137
Provision for income taxes	2,502	14,861	8,451	17,986
Net income (loss)	$4,990	$(11,382)	$4,164	$(11,849)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	(8)	(2,571)	11	(2,316)
Unrealized gain (loss) on short-term investments, net of tax	(34)	50	(62)	4
Comprehensive income (loss)	$4,948	$(13,903)	$4,113	$(14,161)
Shares used in computing net income (loss) per common share—basic	112,584	108,084	112,280	107,010
Net income (loss) per common share—basic	$0.04	$(0.11)	$0.04	$(0.11)
Shares used in computing net income (loss) per common share—diluted	123,270	108,084	122,953	107,010
Net income (loss) per common share—diluted	$0.04	$(0.11)	$0.03	$(0.11)
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended January 31,
	2013	2012

	(in thousands)
Cash flows from operating activities
Net income (loss)	$4,164	$(11,849)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,859	8,974
Provision for doubtful accounts	183	(19)
Write-downs for excess and obsolete inventory	3,214	2,696
Stock-based compensation expense	47,595	42,189
Accretion of purchase discounts on short-term investments	535	603
Loss on disposal of fixed assets	—	10
Change in carrying value of contingent rights liability	(1,665)	(3,238)
Deferred income taxes	(1,056)	19,250
Recovery of escrow funds	—	(702)
Excess tax benefit associated with stock-based compensation	(1,990)	(12,066)
Changes in operating assets and liabilities:
Accounts receivable	9,877	(778)
Inventory	(12,021)	1,558
Prepaids and other	(272)	(3,003)
Deferred costs	1,078	(2,336)
Other assets	2,376	(15,614)
Accounts payable	(5,874)	(6,814)
Deferred revenue	15,134	22,322
Other current and non-current liabilities	5,819	(11,319)
Income taxes payable	4,633	12,520
Net cash provided by operating activities	82,589	42,384
Cash flows from investing activities
Purchases of short-term investments	(124,012)	(109,952)
Proceeds from sales of short-term investments	50,502	26,525
Proceeds from maturities of short-term investments	60,098	24,500
Purchases of property and equipment	(10,807)	(5,345)
Investment in privately-held company	(1,500)	—
Cash paid in acquisitions, net of cash acquired	—	(21,086)
Net cash used in investing activities	(25,719)	(85,358)
Cash flows from financing activities
Proceeds from issuance of common stock	15,648	15,200
Repurchases of common stock under stock repurchase program	(30,511)	—
Excess tax benefit associated with stock-based compensation	1,990	12,066
Net cash (used in) provided by financing activities	(12,873)	27,266
Effect of exchange rate changes on cash and cash equivalents	19	(640)
Net increase (decrease) in cash and cash equivalents	44,016	(16,348)
Cash and cash equivalents, beginning of period	133,629	80,773
Cash and cash equivalents, end of period	$177,645	$64,425
Supplemental disclosure of cash flow information
Income taxes paid	$2,134	$3,410
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$—	$12,000
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading provider of next-generation network access solutions for the mobile enterprise. The Company's Mobile Virtual Enterprise (“MOVE”) architecture leverages its diverse products (including its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for corporate headquarters, mobile business professionals, remote workers, branch offices, and guests. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support. The Company has offices in Americas, Europe, the Middle East and the Asia Pacific regions and employs staff around the world.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commissions ("SEC") on October 11, 2012. The July 31, 2012 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2012 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2013, its consolidated comprehensive income for the three and six months ended January 31, 2013 and 2012, and its cash flows for the six months ended January 31, 2013 and 2012. The results for the three and six months ended January 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2013.
There have been no significant changes in the Company’s accounting policies during the six months ended January 31, 2013, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012.
Prior Period Adjustment
In the three months ended October 31, 2012, the Company recorded an out-of-period adjustment to correct an error that increases the provision for income taxes by $1.8 million which related to the three months ended July 31, 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the three months and fiscal year ended July 31, 2012. The Company has assessed the impact of this adjustment on previously reported financial statements and to projected fiscal 2013 results and concluded that the adjustment is not material, either individually, or in the aggregate. On that basis, the Company has recorded the adjustment in the three months ended October 31, 2012.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. As of July 31, 2012 and 2011, accrued trade payables of $14.7 million and $16.7 million, respectively, have been reclassified from accrued liabilities to accounts payable in order to provide improved disclosure relating to invoices that have been received as of the reporting period-ends but have not yet been processed. The corresponding amount included within accounts payable as of January 31, 2013 is $7.7 million.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

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
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. The adoption of this accounting standard update is not expected to have a material impact on the Company's Consolidated Financial Statements.
In February 2013, the FASB issued an accounting standard update which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the net income if the amount being reclassified is required to be reclassified in its entirety to net income. Otherwise, an entity is required to provide other disclosures that will provide additional detail about those amounts. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Level 1 instruments are valued based on quoted market prices in active markets for identical instruments. Level 1 instruments consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost, which approximates fair value.
Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in certain corporate bonds, U.S. government agency securities, U.S. treasury bills, and commercial paper.
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The Company classified its contingent rights liability as a Level 3 liability (See Note 3—Contingent Rights Liability Arising from Business Combinations, for details). This liability was estimated using a lattice model and was based on significant inputs not observable in the market and thus represented a Level 3 instrument. The inputs include stock price as of the valuation date, strike price of the contingent right, maximum payoff per share, number of shares held in escrow, exercise period, historical volatility of the Company's stock price based on weekly stock price returns, and risk-free interest rate interpolated from the Constant Maturity Treasury Rate.
There were no transfers between different levels during the three and six months ended January 31, 2013 and 2012.
The following tables present the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy:

	Level 1	Level 2	Level 3	Total

	(in thousands)
As of January 31, 2013
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$177,645	$—	$—	$177,645
Short-term investments:
Certificates of deposit	8,022	—	—	8,022
Corporate bonds	—	44,160	—	44,160
U.S. government agency securities	—	96,460	—	96,460
U.S. treasury bills	—	50,843	—	50,843
Commercial paper	—	25,186	—	25,186
Total assets measured and recorded at fair value	$185,667	$216,649	$—	$402,316

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Level 1	Level 2	Level 3	Total

	(in thousands)
As of July 31, 2012
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$129,786	$—	$—	$129,786
Money market funds	3,843	—	—	3,843
Short-term investments:
Certificates of deposit	8,832	—	—	8,832
Corporate bonds	—	47,128	—	47,128
U.S. government agency securities	—	105,429	—	105,429
U.S. treasury bills	—	43,930	—	43,930
Commercial paper	—	7,282	—	7,282
Total assets measured and recorded at fair value	$142,461	$203,769	$—	$346,230
Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$1,665	$1,665
Total liabilities measured and recorded at fair value	$—	$—	$1,665	$1,665

The following table represents the change in the contingent rights liability related to the Azalea acquisition (see Note 3 – Contingent Rights Liability Arising from Business Combinations, for details):

Level 3 Amount
(in thousands)
As of July 31, 2011	$5,888
Changes to fair value	(2,318)
Cash payments made	(1,905)
As of July 31, 2012	$1,665
Changes to fair value	(401)
Release of liability upon expiration of the rights	(1,264)
As of January 31, 2013	$—
The change in fair value from the acquisition date was primarily driven by changes in the Company's stock price, the settlement date, and the claim activities that have taken place. During the three months ended January 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the six months ended January 31, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights.
The fair values of accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their short-term nature.
Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
In December 2012, the Company invested $1.5 million in the form of a convertible security in a privately-held company. The investment is classified as a Level 3 asset, as the fair value was based on unobservable inputs, including changes in the privately-held company's financial metrics. There were no similar investments as of July 31, 2012.
As of January 31, 2013 and July 31, 2012, the Company had no other assets or liabilities measured at fair value on a non-recurring basis.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

3.	Contingent Rights Liability Arising from Business Combinations
On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. As part of the purchase consideration for each share of the Company received by the Azalea shareholders, each Azalea shareholder also received a right ("Contingent Rights") to receive an amount of cash equal to the shortfall generated if a share was sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began August 1, 2011 and ended on December 31, 2011. The Contingent Rights related to these shares were settled in cash of $1.9 million in January 2012. For shares held in escrow, the payment period began on the later of January 2, 2012 or the date such shares are released from escrow to the Azalea shareholders, if at all, and ending on the earlier of thirty calendar days following such release date or December 31, 2012. The rights related to the escrow shares are subject to forfeiture in certain circumstances.
For shares held in escrow, the Company made claims against all of the escrow shares prior to the claim period expiration, which was April 1, 2012. Currently the escrow shares remain in escrow pending the resolution of the Company’s claims.
During the three months ended January 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the six months ended January 31, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights.
For the three and six months ended January 31, 2012, the Company recorded other income, net, of $2.3 million and $3.2 million, respectively as a result of the revaluation of the contingent rights liability for these periods.

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisitions	23,804
As of July 31, 2012	$56,947
Changes in goodwill	—
As of January 31, 2013	$56,947
The following table presents details of the Company’s total intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value

	(in thousands, except estimated useful lives)
As of January 31, 2013
Existing technology	2 to 7 years	$35,183	$(18,461)	$16,722
Patents/core technology	4 to 6 years	6,806	(4,382)	2,424
Customer contracts	6 to 7 years	7,233	(4,923)	2,310
Support agreements	5 to 6 years	2,917	(2,713)	204
Tradenames/trademarks	1 to 5 years	750	(734)	16
Non-compete agreements	2 years	912	(829)	83
Sub-total		$53,801	$(32,042)	$21,759
In-process research and development		1,440	—	1,440
Total		$55,241	$(32,042)	$23,199

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value

	(in thousands, except estimated useful lives)
As of July 31, 2012
Existing technology	2 to 7 years	$35,183	$(15,931)	$19,252
Patents/core technology	4 to 6 years	6,806	(4,041)	2,765
Customer contracts	6 to 7 years	7,233	(4,321)	2,912
Support agreements	5 to 6 years	2,917	(2,425)	492
Tradenames/trademarks	1 to 5 years	750	(673)	77
Non-compete agreements	2 years	912	(814)	98
Sub-total		$53,801	$(28,205)	$25,596
In-process research and development		1,440	—	1,440
Total		$55,241	$(28,205)	$27,036
Amortization expense is recorded in the Consolidated Statements of Comprehensive Income under the following:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Cost of product revenues	$1,436	$1,360	$2,871	$2,713
Cost of professional services and support revenues	135	136	270	270
Sales and marketing	344	748	684	1,106
Research & development	6	—	12	—
Total amortization expense	$1,921	$2,244	$3,837	$4,089
The following table consists of estimated future amortization expense of intangible assets as of January 31, 2013, and excludes in-process research and development assets of $1.4 million as of January 31, 2013, which will be amortized when the projects related to those assets are complete. These assets are expected to be placed into service in the second half of fiscal 2013 and will be amortized over their remaining useful life upon completion.

Amount
(in thousands)
Remaining six months of fiscal 2013	$3,593
Years ending July 31,
2014	6,710
2015	5,932
2016	2,806
2017	1,251
Thereafter	1,467
Total	$21,759

5.	Net Income (Loss) Per Common Share
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands, except per		(in thousands, except per
	share data)		share data)
Net income (loss)	$4,990	$(11,382)	$4,164	$(11,849)
Weighted-average common shares outstanding—basic	112,584	108,084	112,280	107,010
Dilutive effect of potential common shares	10,686	—	10,673	—
Weighted-average common shares outstanding—diluted	123,270	108,084	122,953	107,010
Net income (loss) per share—basic	$0.04	$(0.11)	$0.04	$(0.11)
Net income (loss) per share—diluted	$0.04	$(0.11)	$0.03	$(0.11)
The following outstanding stock options and awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Options to purchase common stock	1,472	12,696	1,578	12,963
Restricted stock awards	2,171	4,386	2,053	3,516
Contingently issuable shares	—	215	—	134
Employee stock purchase plan	180	34	1	38

6.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
As of January 31, 2013
Corporate bonds	$44,103	$60	$(3)	$44,160
U.S. government agency securities	96,400	61	(1)	96,460
U.S. treasury bills	50,813	31	(1)	50,843
Commercial paper	25,179	7	—	25,186
Certificates of deposit	8,005	17	—	8,022
Total short-term investments	$224,500	$176	$(5)	$224,671

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
As of July 31, 2012
Corporate bonds	$47,011	$118	$(1)	$47,128
U.S. government agency securities	105,358	79	(8)	105,429
U.S. treasury bills	43,896	34	—	43,930
Commercial paper	7,280	2	—	7,282
Certificates of deposit	8,805	27	—	8,832
Total short-term investments	$212,350	$260	$(9)	$212,601
The cost basis and fair value of the short-term investments by contractual maturity are presented below:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Cost Basis	Fair Value

	(in thousands)
As of January 31, 2013
One year or less	$124,817	$124,927
One to two years	99,683	99,744
Total short-term investments	$224,500	$224,671

	Cost Basis	Fair Value

	(in thousands)
As of July 31, 2012
One year or less	$102,675	$102,794
One to two years	109,675	109,807
Total short-term investments	$212,350	$212,601
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of January 31, 2013 and July 31, 2012, there were no investments in its portfolio that were other-than-temporarily impaired.
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss

	(in thousands)
As of January 31, 2013
Corporate bonds	$9,198	$(3)
U.S. government agency securities	6,600	(1)
U.S. treasury bills	5,507	(1)
	$21,305	$(5)

	Less than 12 Months
	Fair Value	Unrealized Loss

	(in thousands)
As of July 31, 2012
Corporate bonds	$3,922	$(1)
U.S. government agency securities	44,105	(8)
	$48,027	$(9)
As of January 31, 2013 and July 31, 2012, no securities were in a continuous unrealized loss position for more than twelve months.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

7.	Balance Sheet Components
The following tables provide details of selected balance sheet items:

	January 31, 2013	July 31, 2012

	(in thousands)
Inventory, net
Raw materials	$365	$269
Finished goods	29,075	21,933
Total	$29,440	$22,202

	January 31, 2013	July 31, 2012

	(in thousands)
Accrued Liabilities
Compensation and benefits	$26,206	$20,054
Marketing	23,730	15,191
Contingent rights	—	1,665
Other	9,764	15,465
Total	$59,700	$52,375

8.	Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Lives	January 31, 2013	July 31, 2012

	(in thousands, except estimated useful lives)
Computer equipment	2 years	$19,252	$16,893
Computer software	2 to 5 years	9,826	7,560
Machinery and equipment	2 years	26,647	19,965
Furniture and fixtures	5 years	4,134	3,952
Leasehold improvements	1 to 6 years	5,310	4,847
Total property and equipment, gross		65,169	53,217
Less: Accumulated depreciation		(40,252)	(33,316)
Total property and equipment, net		$24,917	$19,901

Depreciation and amortization expense for property and equipment, net were $3.9 million and $2.7 million for the three months ended January 31, 2013 and January 31, 2012, respectively. Depreciation and amortization expense for property and equipment, net was $7.0 million and $4.9 million for the six months ended January 31, 2013 and January 31, 2012, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

9.	Deferred Revenue
Deferred revenue consists of the following:

	January 31, 2013	July 31, 2012

	(in thousands)
Product	$30,705	$28,215
Professional services and support	59,205	52,387
Total deferred revenue, current	89,910	80,602
Professional services and support, non-current	28,200	22,375
Total deferred revenue, non-current	28,200	22,375
Total deferred revenue	$118,110	$102,977
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed in advance and revenue is recognized ratably over the support period, typically one to five years.

10.	Income Taxes
The Company’s effective tax rate was 33.4% and 67.0% for the three and six months ended January 31, 2013, respectively. The Company's effective tax rate was 427.2% and 293.1% for the three and six months ended January 31, 2012, respectively. The Company’s income tax provision consists of federal, foreign, and state income taxes. The effective tax rate for the three and six months ended January 31, 2013 is lower than the effective tax rate for the three and six months ended January 31, 2012 primarily due to a difference in the mix of U.S. and international income, the increase in income before income tax in fiscal 2013 combined with the effect of fixed amortization of the deferred charge discussed below, and due to an extension of the Federal research credit by Congress during the period ended January 31, 2013. The Federal research credit extension applies retroactively to our fiscal year ended July 31, 2012 and prospectively to qualifying expenditures through December 31, 2013.
The extension of the Federal research credit resulted in a $1.9 million benefit for the fiscal year ending July 31, 2013 and is now included in the projected annual tax rate. An additional $1.9 million benefit relating to the fiscal year ended July 31, 2012, was recorded for the three months ended January 31, 2013. Without the additional research tax credits, the effective tax rate for the three months ended January 31, 2013 would have been 69.5%.
The Company's effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. These permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different from the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition-related items, and the amortization of deferred tax charges related to an intercompany sale of intellectual property rights discussed below.
In fiscal 2012, the Company implemented a new structure of its corporate organization to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions.
The Company recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of January 31, 2013, the balance in prepaid and other assets was $7.6 million, and $5.5 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to five years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 23.2 point increase to our projected annual effective tax rate before discrete tax items as of January 31, 2013 from 49.6% to 72.8%. While we have not realized any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The Company evaluates the realization of its deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, the Company believes that the realization of its deferred tax assets is more likely than not and therefore its deferred tax assets are without a valuation allowance. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, a valuation allowance would be recorded with an increase in tax expense in the Consolidated Statements of Comprehensive Income and without any change in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

11.	Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			$56,578,795
Options cancelled	1,325,003	(1,325,003)	10.87
As of July 31, 2012	532,596	13,264,031	$6.63		3.9	$112,867,587
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(3,909,554)	—
Restricted stock awards forfeited	631,989	—
Options exercised	—	(1,615,882)	6.09			$22,293,899
Options cancelled	210,875	(210,875)	17.36
As of January 31, 2013	3,042,339	11,437,274	$6.51		3.5	$189,050,712
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards outstanding:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15
As of July 31, 2012	8,422,681	$19.49
Awards granted	3,909,554	19.32
Awards vested	(1,769,697)	19.63
Awards forfeited	(631,989)	20.81
As of January 31, 2013	9,930,549	$19.31
Fair Value Disclosures
There were no stock option grants during the three and six months ended January 31, 2013. The Company granted 27,568 and 177,568 stock options during the three and six months ended January 31, 2012, respectively.
The fair value of each option grant or purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options

Three and six months ended January 31, 2012
Risk-free interest rate	1.2%
Expected term (in years)	4.0
Dividend yield	—%
Volatility	74%
Employee Stock Purchase Plan

Three and six months ended January 31,
	2013	2012
Risk-free interest rates	0.1% to 0.2%	0.1% to 0.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%
Volatility	54% to 63%	58% to 77%

Purchase date	September 1, 2012	September 1, 2011
Shares issued	348,520	409,920
Weighted average purchase price per share	$16.65	$14.88
Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Cost of revenue	$1,679	$1,377	$3,180	$2,636
Research and development	9,212	8,188	17,639	15,605
Sales and marketing	10,039	9,948	18,784	17,886
General and administrative	4,103	3,411	7,992	6,062
Total	$25,033	$22,924	$47,595	$42,189
The following table presents stock-based compensation expense by award-type:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Stock options	$2,510	$5,037	$5,233	$9,412
Stock awards	19,673	15,593	36,973	28,702
Employee stock purchase plan	2,850	2,294	5,389	4,075
Total	$25,033	$22,924	$47,595	$42,189
Stock-based compensation expense for the three months ended January 31, 2013 and 2012 included $3.2 million and $2.2 million, respectively, for stock awards issuable under the Company's executive officer and corporate bonus plans. For the six months ended January 31, 2013 and 2012, stock-based compensation expense included $6.7 million and $5.0 million, respectively, for stock awards issuable under the bonus plans.
Stock Repurchase Program
On June 13, 2012, the Company announced a stock repurchase program for up to $100.0 million of the Company's common stock. The Company is authorized to make repurchases in the open market until June 6, 2014, and any such repurchases will be funded from available working capital. The number of share repurchases and the timing of repurchases are based on the price of its common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
During the three and six months ended January 31, 2013, the Company repurchased a total of 1,014,001 and 1,604,142 shares for a total purchase price of $19.0 million and $30.5 million, respectively. As of January 31, 2013, the Company repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. There was no such repurchase during the three and six months ended January 31, 2012.

12.	Segment Information and Significant Customers
The Company operates in one reportable segment—selling its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Because the Company has one business segment, the Company reports a single operating segment and the CEO evaluates performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the U.S. and not allocated to any specific region.
The following presents total revenue by geographic region:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
United States	$94,005	$76,728	$186,757	$157,647
Europe, Middle East and Africa	28,579	24,550	50,129	42,649
Asia Pacific and Japan	27,816	21,116	52,469	38,716
Rest of World	4,962	3,881	10,489	6,615
Total	$155,362	$126,275	$299,844	$245,627
The Company’s product revenue was $130.9 million and $106.0 million for the three months ended January 31, 2013 and 2012, respectively. The Company’s product revenue was $250.1 million and $207.1 million for the six months ended January 31, 2013 and 2012, respectively.
Professional services and support revenue was $24.5 million and $20.3 million for the three months ended January 31, 2013 and 2012, respectively. The Company’s professional services and support revenue was $49.7 million and $38.5 million for the six months ended January 31, 2013 and 2012, respectively.
The following table presents significant channel partners contributing revenue in excess of 10% of total revenue (* indicates less than 10%):

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
ScanSource, Inc. (“Catalyst”)	19.9%	19.1%	20.0%	20.0%
Synnex Corp.	10.0%	*	*	*
Avnet Logistics U.S. LP	*	12.5%	*	14.2%
Alcatel-Lucent	*	10.1%	*	*
The following table presents significant channel partners as a percentage of total gross accounts receivable (*indicates less than 10%):

	January 31, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	25.5%	15.7%
Synnex Corp.	11.9%	*
Avnet Logistics U.S. LP	*	19.0%

13.	Commitments and Contingencies
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Operating Leases
(in thousands)
Remaining six months of fiscal 2013	$3,015
Year ending July 31,
2014	6,060
2015	5,688
2016	5,084
2017	881
thereafter	46
Total minimum payments	$20,774
Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $25.0 million and $46.1 million in non-cancelable purchase commitments as of January 31, 2013 and July 31, 2012, respectively. The Company expects to sell all products that it has committed to purchase from its third-party contract manufacturers and other suppliers.
Warranties
The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2012	$818
Provision	539
Obligations fulfilled during period	(373)
As of January 31, 2013	$984

Warranty Amount
(in thousands)
As of July 31, 2011	$404
Provision	425
Obligations fulfilled during period	(231)
As of January 31, 2012	$598
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2013 and July 31, 2012.

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

•
that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers;

•	regarding the growth of our offshore operations and the establishment of additional offshore capabilities for certain engineering and general and administrative functions;

•	that, within our indirect channel, sales through our value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”) will continue to be significant;

•	regarding continued momentum in our “MOVE” architecture initiatives, including network rightsizing, and adoption of our ClearPass access management system and Aruba Instant;

•	that international revenue will increase in absolute dollars and increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012;

•	that research and development expenses for fiscal 2013 will increase on an absolute dollar basis and increase as a percentage of revenue compared to fiscal 2012;

•
that sales and marketing expenses for fiscal 2013 will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and decrease as a percentage of revenue compared to fiscal 2012;

•	that general and administrative expenses for fiscal 2013 will increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012;

•	that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our needs;

•	that we will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk; and

•	that we will increase our market penetration and extend our geographic reach through our network of channel partners,
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
Overview
We are a leading provider of next-generation network access solutions for the mobile enterprise. Our MOVE architecture leverages Aruba’s diverse products (including our ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for traveling business professionals, remote workers, branch offices, corporate headquarters employees and guests. With the Aruba MOVE architecture, access privileges are linked to a user’s identity and context. That means an enterprise workforce has consistent, secure access to network resources based on who they are, where they are, what devices and applications they are using, and how they are connected.
Demand for our products is driven by mobility and the proliferation of Wi-Fi-enabled mobile devices. These devices – which have no Ethernet port – are connecting to enterprise networks in unprecedented numbers and we expect they will quickly surpass desktop connections. Aruba meets this challenge by designing and selling products intended to eliminate the cost and complexity of managing separate wired and wireless access policies. By implementing our solutions, our customers need fewer ports and consequently less equipment in the wiring closet – effectively rightsizing our customers’ access infrastructure.
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
A key new addition to our MOVE architecture is our ClearPass Access Management System. ClearPass is designed to make it easy for IT-issued and personal mobile devices to securely connect to any network, which we believe makes ClearPass an attractive solution for "bring you own device", or BYOD, provisioning and onboarding. By centralizing access policies across the entire network, ClearPass automates differentiated user and device access, policy management and the provisioning of devices for secure network access and posture assessment. This ensures that each user has the right access privileges based on who they are and what device they are using. Given the increasing numbers of consumer devices – Windows, Mac OS X, iOS, Android and Linux – attempting to connect to enterprise networks and the increasing demand for access to those networks by a broader range of users – employees, visitors, customers and contractors – we believe ClearPass provides a compelling solution to these customer needs.
Another addition to the MOVE architecture is Aruba Instant, a controller-less Wi-Fi solution that is designed to combine ease-of-use and cost-effectiveness with best-in-class security, resiliency and intelligence. In Aruba Instant mode, a single access point manages the other Aruba Instant APs in the WLAN, while the free Aruba Activate service offers zero-touch provisioning and cloud-based inventory management. This allows our customers to power-up one Aruba Instant AP, which will then automatically obtain its configuration and become operational. To grow the network, customers simply plug in additional access points. The deployment process is thereby substantially simplified, saving our customers’ time and operational expenses.
Our products have been sold to over 20,000 customers worldwide, including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the U.S., with value added distributors (“VADs”) and original equipment manufacturers (“OEMs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”) and managed service providers. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the U.S., European and global economic environments remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be materially adversely affected. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. Sequestration or other significant cuts in U.S. government spending could adversely affect our future results. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.
Revenue
Our ability to increase our product revenue will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, our ability to retain existing distribution partners, and our ability to continue to sell into our installed base of existing customers. Our growth in support revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, average selling prices, costs of our products, our ability to effectively manage our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While we have experienced a slower revenue growth rate compared to the previous fiscal year, our revenue grew 23% and 22% in the three and six months ended January 31, 2013, respectively, compared to the comparable periods in fiscal 2012. We believe that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter. Our product deferred revenue is comprised of:

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
Costs and Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of January 31, 2013, we had 1,407 employees worldwide compared to 1,293 employees at October 31, 2012, and 1,223 employees at July 31, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the three and six months ended January 31, 2013. Going forward, we expect to continue to hire employees throughout the company.
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
During the three and six months ended January 31, 2013, we repurchased a total of 1,014,001 and 1,604,142 shares for a total purchase price of $19.0 million and $30.5 million, respectively. As of January 31, 2013, we repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. There was no such repurchase during the three and six months ended January 31, 2012.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue from sales of our ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, access-management solution, multi-vendor management solution software, and professional services and support.

We sell our products directly through our sales force and indirectly through partners including VADs, VARs, service providers and OEMs. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.
We sell our products to channel partners and end customers located in the United States, Europe, Middle East, Africa, Asia Pacific, Japan and other parts of the world. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012. For more information about our international revenue, see Note 12 of the Notes to Consolidated Financial Statements.
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
Cost of Revenue
Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, and expenses for inventory obsolescence and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Our contract manufacturers produce our products in China and Singapore using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California, Bangalore, India and Beijing, China. Cost of product revenue also includes amortization expense from our intangible assets.
Cost of professional services and support revenue is primarily comprised of personnel costs, including stock-based compensation, of providing technical support. In addition, we engage third-party support vendors to complement our internal support resources, the costs of which are included within costs of professional services and support revenue.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as ClearPass and Aruba Instant additions to our MOVE architecture, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitors’ discounting practices;

•	mix of revenue attributed to our international regions and vertical markets;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our intangible assets.
Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenue from our indirect channel to continue to constitute a significant majority of our total revenue, which, by itself, negatively impacts our gross margins. Further, we expect that within our indirect channel, sales through our VADs and OEMs will continue to be significant, which will negatively impact our gross margins as VADs and OEMs generally experience a larger net effective discount than our other channel partners.
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2013, we expect research and development expenses to increase on an absolute dollar basis and increase as a percentage of revenue compared to fiscal 2012.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margin until such sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2013, we expect sales and marketing expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2012.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2013, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012. However, fluctuations in third-party professional services can cause an increase in any particular quarter.
Other Income, net
Other income, net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on foreign exchange rate changes, and in connection with our acquisition of Azalea Networks ("Azalea") in September 2010, changes in the fair value or gains from the release of our contingent rights liability.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes. Our critical accounting policies are disclosed in our Form 10-K for the fiscal year ended July 31, 2012. There were no changes to our critical accounting policies during the three and six months ended January 31, 2013.

Results of Operations
The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
Revenue
Product	84.3%	83.9%	83.4%	84.3%
Professional services and support	15.7%	16.1%	16.6%	15.7%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Product	24.2%	24.1%	24.6%	25.5%
Professional services and support	4.5%	4.0%	4.3%	3.9%
Gross profit	71.3%	71.9%	71.1%	70.6%
Operating expenses
Research and development	22.3%	22.1%	22.3%	21.3%
Sales and marketing	37.0%	39.4%	37.1%	38.8%
General and administrative	8.0%	10.0%	8.1%	9.7%
Total operating expenses	67.3%	71.5%	67.5%	69.8%
Operating income	4.0%	0.4%	3.6%	0.8%
Other income, net
Interest income	0.2%	0.2%	0.2%	0.2%
Other income, net	0.6%	2.2%	0.4%	1.5%
Total other income, net	0.8%	2.4%	0.6%	1.7%
Income before provision for income taxes	4.8%	2.8%	4.2%	2.5%
Provision for income taxes	1.6%	11.8%	2.8%	7.3%
Net income (loss)	3.2%	(9.0)%	1.4%	(4.8)%

Revenue
The following table presents our revenue, by revenue source, for the periods presented:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Total revenue	$155,362	$126,275	$299,844	$245,627
Type of revenue:
Product	$130,901	$105,970	$250,123	$207,101
Professional services and support	24,461	20,305	49,721	38,526
Total revenue	$155,362	$126,275	$299,844	$245,627
% revenue by type:
Product	84.3%	83.9%	83.4%	84.3%
Professional services and support	15.7%	16.1%	16.6%	15.7%
Revenue by geography:
United States	$94,005	$76,728	$186,757	$157,647
Europe, the Middle East and Africa	28,579	24,550	50,129	42,649
Asia Pacific and Japan	27,816	21,116	52,469	38,716
Rest of World	4,962	3,881	10,489	6,615
Total revenue	$155,362	$126,275	$299,844	$245,627
% revenue by geography:
United States	60.5%	60.8%	62.3%	64.2%
Europe, the Middle East and Africa	18.4%	19.4%	16.7%	17.4%
Asia Pacific and Japan	17.9%	16.7%	17.5%	15.7%
Rest of World	3.2%	3.1%	3.5%	2.7%
Total revenue by sales channel:
Indirect	$144,401	$111,290	$278,053	$226,444
Direct	10,961	14,985	21,791	19,183
Total revenue	$155,362	$126,275	$299,844	$245,627
% revenue by sales channel:
Indirect	92.9%	88.1%	92.7%	92.2%
Direct	7.1%	11.9%	7.3%	7.8%
For the three month period ended January 31, 2013, total revenue increased $29.1 million, or 23.0%, compared to the comparable period of fiscal 2012. An increase in product revenue of $24.9 million, or 23.5%, for the three month period ended January 31, 2013 compared to the comparable period of fiscal 2012 drove the overall increase in total revenue. For the six month period ended January 31, 2013, total revenue increased $54.2 million, or 22.1%, compared to the comparable period of fiscal 2012, which was also driven by an increase in product revenue of $43.0 million, or 20.8%, for the six month period ended January 31, 2012. The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers and is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks.
The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving the increase in demand for our products. Our MOVE architecture continues to gain momentum as companies move toward a new access network, resulting in significant growth in the sales of our access point products and an increase in hardware product sales. We continue to add new customers each quarter. As of January 31, 2013, our cumulative customer total was over 20,000.
Professional services and support revenue increased 20.5% for the three month period ended January 31, 2013 compared to the comparable period in fiscal 2012, and 29.1% during the six month period ended January 31, 2013 compared to the same period in fiscal 2012. This increase is primarily a result of both increased first year support sales and the renewal of support contracts by existing customers as our customer base continues to grow.

Revenue from our indirect sales channel increased for the three month and six month periods ended January 31, 2013 compared to the comparable periods in fiscal 2012 as we continue to derive a significant majority of our total revenue from indirect channels which is consistent with our focus on improving the efficiency of marketing and selling our product through the indirect channels. We expect to continue to rely on our indirect sales channel to manage smaller-sized deals and our direct sales team to focus more on winning large customers.
Revenue from shipments to locations outside the U.S. increased for the three month and six month periods ended January 31, 2013 compared to the comparable periods in fiscal 2012 due to increased demand across all non-U.S. regions. In terms of actual dollars, our international revenue increased 23.8% and 28.5% for the three month and six month periods ended January 31, 2013, respectively, when compared to the comparable periods in fiscal 2012. As a percentage of total revenue, international revenue increased slightly in the three month period ended January 31, 2013 compared to the three month period ended January 21, 2012 with the demand being primarily driven by the Asia Pacific and Japan region. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012.
Cost of Revenue and Gross Margin

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Total revenue	$155,362	$126,275	$299,844	$245,627
Cost of product	$37,665	$30,452	$73,826	$62,521
Cost of professional services and support	6,991	5,030	12,948	9,576
Total cost of revenue	44,656	35,482	86,774	72,097
Gross profit	$110,706	$90,793	$213,070	$173,530
Gross margin	71.3%	71.9%	71.1%	70.6%
For the three month and six month periods ended January 31, 2013, total cost of revenue increased 25.9% and 20.4%, respectively, compared to the comparable periods in fiscal 2012. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Stock-based compensation increased by $0.3 million and $0.5 million for the three month and six month periods ended January 31, 2013, respectively, compared to the comparable periods in fiscal 2012.
Cost of professional services and support revenue increased 39.0% and 35.2% for the three month and six month periods ended January 31, 2013, respectively, compared to the comparable periods in fiscal 2012. This increase was primarily due to increased outside services as we expanded our customer support call centers, as well as increased training to accommodate the expansion of our business.
As we expand internationally, we may incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base, which would increase our cost of professional services and support.
Gross margins decreased 60 basis points to 71.3% for the three month period ended January 31, 2013 compared to 71.9% for the comparable period of fiscal 2012, primarily due to changes in our product and geographical mix. Additionally, as a percentage of total revenue, professional services and support, which has a higher margin percentage relative to product, slightly decreased for the three month period ended January 31, 2013 compared to the comparable period in fiscal 2012. Gross margins increased 50 basis points to 71.1% in the six month period ended January 31, 2013 compared to 70.6% in the comparable period of fiscal 2012, primarily due to changes in our product and geographical mix.
Research and Development Expenses

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Research and development expenses	$34,688	$27,926	$66,651	$52,393
Percent of total revenue	22.3%	22.1%	22.3%	21.3%

For the three month period ended January 31, 2013, research and development expenses increased 24.2% compared to the three month period ended January 31, 2012, primarily due to an increase of $4.1 million in personnel and related costs, including an increase in salaries and wages of $2.2 million and an increase in stock-based compensation of $1.0 million. The increase is directly related to an increase in headcount. Depreciation expenses increased $1.0 million as we continue to purchase tooling and equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $1.3 million, of which $0.9 million is to support business growth and $0.4 million is due to increased allocations, which were previously classified in General and Administrative expenses.
For the six month period ended January 31, 2013, research and development expenses increased 27.2% compared to the comparable period in fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $8.4 million, including an increase in stock-based compensation of $2.0 million. Depreciation expenses increased $1.5 million as we continue to purchase tooling and equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $2.7 million, of which $2.0 million is to support business growth and $0.7 million is due to increased allocations which were previously classified in General and Administrative expenses.
Sales and Marketing Expenses

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Sales and marketing expenses	$57,398	$49,720	$111,317	$95,335
Percent of total revenue	37.0%	39.4%	37.1%	38.8%
For the three month period ended January 31, 2013, sales and marketing expenses increased 15.4% compared to the three month period ended January 31, 2012. Personnel and related costs increased $4.6 million primarily due to an increase in headcount. These costs include an increase in commissions of $1.2 million and an increase in stock-based compensation of $0.1 million. Marketing expenses increased $1.0 million due to field marketing efforts and product launches. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $1.4 million, of which $0.8 million is to support business growth and $0.6 million is due to increased allocations, which were previously classified in General and Administrative expenses.
For the six month period ended January 31, 2013, sales and marketing expenses increased 16.8% compared to the comparable period in fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $10.7 million, including an increase in stock-based compensation of $0.9 million. Marketing expenses increased $1.1 million due to field marketing efforts and product launches. Facilities and IT-related expenses related to our sales and marketing efforts also increased $2.8 million, of which $1.8 million is to support business growth and $1.0 million is due to increased allocations which were previously classified in General and Administrative expenses.
General and Administrative Expenses

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
General and administrative expenses	$12,399	$12,698	$24,350	$23,798
Percent of total revenue	8.0%	10.0%	8.1%	9.7%
General and administrative expenses for the three month period ended January 31, 2013 decreased 2.4% compared to the three month period ended January 31, 2012. The decrease was primarily driven by the decrease in allocation expenses charged to General and Administrative expenses of $1.1 million due to certain expenses related to facilities and IT being allocated out from G&A to other functional departments and decrease in professional services costs of $0.8 million. The decrease in expense was partially offset by an increase in personnel and related costs of $1.4 million, of which $0.7 million is due to an increase in stock-based compensation expenses.
For the six month period ended January 31, 2013, general and administrative expenses increased 2.3% compared to the comparable period in fiscal 2012. The increase was primarily driven by an increase in personnel and related costs of $3.4 million, of which $1.9 million is due to an increase in stock-based compensation expense. This increase in expense was partially offset by the decrease in allocation expenses charged to General and Administrative expenses of $2.0 million due to certain expenses related to facilities and IT being allocated out from G&A to other functional departments and a $1.0 million decrease in professional services.
Other Income, Net

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Interest income	$293	$299	$609	$575
Other income, net	978	2,731	1,254	3,558
Total other income, net	$1,271	$3,030	$1,863	$4,133
Interest income remained relatively consistent for the three month and six month periods ended January 31, 2013 compared to the comparable periods in fiscal 2012. The primary source of our interest income is our cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the three month period ended January 31, 2013 was $231.7 million compared to $220.2 million for the comparable period in fiscal 2012. Our average interest-earning cash and investment balance for the six month period ended January 31, 2013 was $231.2 million compared to $200.1 million for the comparable period of fiscal 2012.
Other income, net decreased for the three and six month periods ended January 31, 2013 compared to the comparable periods in fiscal 2012 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. For the three month period ended January 31, 2013, the contingent rights liability related to Azalea expired resulting in a gain of $1.3 million for the three and six month periods ended January 31, 2013. This gain was partially offset by losses due to changes in foreign exchange rates. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the Azalea contingent rights liability.
Provision for Income Taxes

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Income before income taxes	$7,492	$3,479	$12,615	$6,137
Provision for income taxes	$2,502	$14,861	$8,451	$17,986
Effective tax rate	33.4%	427.2%	67.0%	293.1%
The provision for income taxes was $2.5 million and $8.5 million for the three and six month periods ended January 31, 2013 compared to $14.9 million and $18.0 million for the three and six month periods ended January 31, 2012. The six month period ended January 31, 2013 includes a $1.8 million adjustment recorded for prior period income tax expense. Our effective tax rate was 33.4% and 67.0% for the three and six months ended January 31, 2013 compared to 427.2% and 293.1% for the three and six month periods ended January 31, 2012. The decrease in our effective tax rates for both the three and six month periods ended January 31, 2013, as compared to the three and six month periods ended January 31, 2012, was primarily due to a difference in the mix of U.S. and international income, the increase in income before tax in fiscal 2013 combined with the effect of fixed amortization of the deferred charge, and the recognition in fiscal 2013 of a net benefit to the provision for income taxes of $3.8 million, related to the reinstatement of the U.S. federal R&D tax credit. Of the $3.8 million U.S. federal R&D credit benefit, $1.9 million related to fiscal 2012 R&D expenses was recorded discretely in the three month period ended January 31, 2013, and the remaining $1.9 million related to projected fiscal 2013 R&D expenses reduced our annual effective tax rate. Without the additional research tax credits, our effective tax rate for the three month period ended January 31, 2013 would have been 69.5% rather than 33.4%.
Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. Significant permanent differences arise primarily from taxes in foreign jurisdictions with a tax rate different from the U.S. federal statutory rate, stock-based compensation expense, research and development (“R&D”) credits, certain acquisition related items, and the amortization of deferred tax charges related to an intercompany sale of intellectual property rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates, by unfavorable changes in tax laws and regulations or by adverse rulings by tax authorities.
Our provision for income taxes excludes provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely outside the United States. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
In fiscal 2012, we implemented a new structure of corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including transfer-price arrangements for intercompany transactions.
We recorded a deferred charge in the six month period ended January 31, 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of January 31, 2013, the balance in prepaid and other assets was $7.6 million, and $5.5 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to five years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 23.2 point increase to our projected annual effective tax rate before discrete tax items as of January 31, 2013 from 49.6% to 72.8%. While we have not realized any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.

We evaluate the realization of our deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, we believe that the realization of our deferred tax assets is more likely than not and therefore our deferred tax assets are without a valuation allowance. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, a valuation allowance would be recorded with an increase in tax expense in the Consolidated Statements of Comprehensive Income and without any change in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Liquidity and Capital Resources

	January 31, 2013	July 31, 2012

	(in thousands)
Working capital	$401,288	$355,930
Cash and cash equivalents	177,645	133,629
Short-term investments	$224,671	$212,601

	Six months ended January 31,
	2013	2012

	(in thousands)
Cash provided by operating activities	$82,589	$42,384
Cash used in investing activities	(25,719)	(85,358)
Cash provided by (used in) financing activities	$(12,873)	$27,266

As of January 31, 2013, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased by $56.1 million for the six month period ended January 31, 2013 to $402.3 million as of January 31, 2013. As of January 31, 2013, we had $60.7 million of cash and cash equivalents held by our foreign subsidiaries outside the United States. Historically, we have required capital principally to fund our working capital needs and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which materially affect our financial results.
Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the continued growth in revenue and cash collections and the extent to which we increase spending on personnel. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. In the future, we also anticipate achieving cash tax savings and a reduction in our overall effective tax rate as a result of the new structure of our corporate organization implemented in fiscal 2012. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and consulting and outside services.
For the six month period ended January 31, 2013, net cash provided by operating activities increased $40.2 million compared to the first six months of fiscal 2012. This increase is primarily attributable to an increase from the change in operating assets and liabilities. In addition, we had net income of $4.2 million for the six month period ended January 31, 2013 compared to a net loss of $11.8 million for the comparable period of fiscal 2012.
Cash Flows from Investing Activities
Cash used in investing activities for the six month period ended January 31, 2013 decreased $59.6 million compared to the comparable period of fiscal 2012. Although we continue to invest our excess cash balances in short-term investments, the timing of maturities and reinvestment can vary from quarter to quarter. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $10.8 million during the six month period ended January 31, 2013. In addition, we used $21.1 million of cash, net of cash acquired, to purchase Avenda during the six month period ended January 31, 2012 compared to a $1.5 million cost-method investment in the comparable period of fiscal 2013.
Cash Flows from Financing Activities
Cash used in financing activities was $12.9 million for the six month period ended January 31, 2013 compared to cash provided by financing activities of $27.3 during the comparable period in fiscal 2012. We used $30.5 million for repurchases of common stock under our stock repurchase program during the six months ended January 31, 2013. We had no stock repurchase program in the comparable period of fiscal 2012. In addition, excess tax benefits associated with stock-based compensation decreased by $10.1 million for the six month period ended January 31, 2013 compared to the comparable period of fiscal 2012.
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
Contractual Obligations & Commitments
Operating leases & purchase obligations
The following is a summary of our contractual obligations & commitments:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in thousands)
Operating leases	$20,774	$6,059	$11,305	$3,390	$20
Purchase obligations (1)	$25,005	16,798	5,566	600	2,041
Total contractual obligations	$45,779	$22,857	$16,871	$3,990	$2,061

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

Uncertain Tax Positions
As of January 31, 2013, the net recorded tax liability for uncertain tax positions was approximately $5.8 million. We are currently under tax audit in certain tax jurisdictions. Due to our tax loss carryforwards, we believe that no cash payments will be required during the next twelve months associated with our uncertain tax positions.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies. These privately held companies may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies, and we have determined that as of January 31, 2013 there were no material unconsolidated variable interest entities.
As of July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships.

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
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $402.3 million and $346.2 million as of January 31, 2013, and July 31, 2012, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the six month period ended January 31, 2013, our interest income on cash, cash equivalents and short-term investments would have declined by $0.1 million assuming consistent investment levels.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually or, in the aggregate, are likely to have a material adverse effect on our financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 and the risk factors set forth in our Quarterly Report on Form 10-Q for the three-month period ended October 31, 2012.
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
Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile U.S., European and global economic environments, any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
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

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during recent fiscal years, including thus far in fiscal 2013.
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
Our product gross margins vary from quarter to quarter and the recent level of gross margin may not be sustainable and may be adversely affected in the future by numerous factors, including product or sales channel mix shifts, the percentage of revenue from international regions, increased price competition, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures. As a result of any of these factors, or other factors, our gross margin may be adversely affected, which in turn would harm our operating results.
Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. government spending could adversely affect our sales and future results.
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (Budget Control Act), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the Committee) that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, the Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In addition, the nation's debt ceiling is currently expected to be reached during the first half of calendar 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, the outcome of that debate could have a significant impact on future U.S. Government spending plans.

We depend on several large vertical markets, including government, healthcare and education. Should sequestration take effect or other actions be taken that significantly cut U.S. Government spending in those areas, our sales and future results may be adversely impacted.
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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well-established public companies, including Cisco Systems (primarily through its Wireless Networking Business Unit), Hewlett-Packard and Motorola, as well as smaller companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 92.9% and 88.1% for the second quarter of fiscal 2013 and fiscal 2012, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of our channel partners. The table below represents the percentage of total revenue from our top channel partners (*represents less than 10%):

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
ScanSource, Inc. (“Catalyst”)	19.9%	19.1%	20.0%	20.0%
Synnex Corp.	10.0%	*	*	*
Avnet Logistics U.S. LP	*	12.5%	*	14.2%
Alcatel-Lucent	*	10.1%	*	*
Our agreements with our channel partners generally provide that they use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. Our agreements with our top channel partners, ScanSource, Inc., Synnex Corp, Avnet Logistics U.S. LP, and Alcatel-Lucent automatically renew each year for one year terms unless written notification of termination is received at least 60 days to 180 days prior to the end of the term then in effect. In addition, our agreement with ScanSource, Inc. contains a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to the channel partner will be no less favorable than those made available to other channel partners who purchase similar quantities. Similarly, our agreement with Alcatel-Lucent contains a clause, pursuant to which we agreed to lower the price at which we sell products to Alcatel-Lucent in the event that we agree to sell the same or similar products at a lower price to a similar customer on the same or similar terms and conditions. However, the scope of such most-favored nation clause is narrow and specific, and we have not to date incurred any obligations related to such term in the agreement.
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

	January 31, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	25.5%	15.7%
Synnex Corp.	11.9%	*
Avnet Logistics U.S. LP	*	19.0%
If the indirect channel partners on which we rely do not perform their services adequately or efficiently, fail to meet their obligations to us, exit the industry, elect to replace our products with products of our competitors or otherwise reduce or terminate our contractual relationship, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue, cash flow and market share. By relying on these indirect channels, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Reduced contact with the end users of our products also would make it more difficult and more costly to establish direct sales relationships with these end users in the event our indirect relationships terminate. In addition, we may be exposed to risks of sales by our indirect channel partners into restricted jurisdictions. Furthermore, our indirect channel partners may receive pricing terms that allow for volume discounts off of list prices for the products they purchase from us, which reduce our margin to the extent revenue from such channel partners increases as a proportion of our overall revenue.
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

System security risks, data protection breaches, and cyber-attacks on our systems or products could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our internal systems and networks. Additionally, we design and sell products that allow our customers to wirelessly access sensitive data on their own systems. Our products incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple Wi-Fi communication industry standards. The secure maintenance of sensitive information on our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
Increasingly, companies are facing a wide variety of attacks from computer “hackers” who develop and deploy destructive software programs (such as viruses and worms) to attack networks. Due to our business model, we have faced and are likely to face similar threats that target both our internal systems and our products, which, in turn, may threaten our customers' networks, devices and applications. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, even with the significant efforts we take to create security barriers to such attacks, it is virtually impossible for us to entirely eliminate this risk. Additionally, our information technology and infrastructure may be breached due to employee error, malfeasance (either internal or external and either at home or abroad) or other disruptions.
Although we make significant efforts to maintain the security and integrity of our systems and products, any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes. If an actual or perceived breach of security occurs in our network or in the network of a customer of one of our products, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. In addition, the economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify. Also, we may become subject to liability to our customers, suppliers, business partners and others, our reputation may suffer, customers may stop buying our products, and we may face lawsuits. If any of these were to occur, our financial performance could be negatively impacted and our stock price could suffer.
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
We have a history of losses, with a few quarters of profitability during fiscal 2013, 2012 and 2011. We experienced a net loss of $0.8 million during the first quarter of fiscal 2013 and a net loss of $8.9 million for fiscal 2012. As of January 31, 2013 and July 31, 2012, our accumulated deficit was $109.6 million and $113.8 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not sustain profitability in the future. As a result, our business could be harmed, and our stock price could decline.
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
Our acquisitions have resulted in total goodwill of $56.9 million and intangible assets, net of $23.2 million as of January 31, 2013. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure investors that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products or changes in export and import regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, because we sell through indirect channel partners, we may incur liabilities on account of actions by our channel partners, including such actions as inadvertent sales of our products to countries in violation of applicable import or export regulations. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.
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

The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Although we were able to assert in our Form 10-K for the fiscal year ended July 31, 2012 that our internal control over financial reporting was effective as of July 31, 2012, we did identify several deficiencies in our IT systems, which we are in the process of remediating.  As a result of these deficiencies, we were not able to timely complete our assessment of the review, analysis and testing of the design and operating effectiveness of our internal control over financial reporting.  This delay required us to file a Form 12b-25 in order to extend the filing deadline for our Form 10-K for the fiscal year ended July 31, 2012.  We did subsequently file our Form 10-K on October 11, 2012, within the 15 calendar days allowed under the applicable rule. We must continue to monitor, enhance and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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
During the three and six months ended January 31, 2013, we repurchased a total of 1,014,001 shares and 1,604,142 shares for a total purchase price of $19.0 million and $30.5 million, respectively. As of January 31, 2013, we repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. There was no such repurchase during the three and six months ended January 31, 2012.
Common stock repurchase activity under our repurchase program during the second quarter of fiscal 2013 was as follows (in thousands, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program

	(in thousands, except per share price)
Period
November 1, 2012—November 30, 2012	1,014,001	$18.72	1,014,001	$49,606
December 1, 2012—December 31, 2012	—	—	—	$49,606
January 1, 2013—January 31, 2013	—	—	—	$49,606
Total	1,014,001	$18.72	1,014,001

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

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
Dated: March 7, 2013

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: March 7, 2013

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