Form 10-Q
period 2013-04-30
ARUBA NETWORKS, INC.
filed 2013-06-06
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
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
The number of shares of the registrant’s common stock, par value $0.0001, outstanding as of June 4, 2013 was 114,167,932.

ARUBA NETWORKS, INC.

 PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30, 2013	July 31, 2012

	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$177,446	$133,629
Short-term investments	263,436	212,601
Accounts receivable, net	71,014	80,190
Inventory, net	27,873	22,202
Deferred cost of revenue	8,148	11,241
Prepaids and other	20,665	18,996
Deferred income tax assets, current	36,064	34,584
Total current assets	604,646	513,443
Property and equipment, net	26,607	19,901
Goodwill	56,947	56,947
Intangible assets, net	21,341	27,036
Deferred income tax assets, non-current	15,062	20,664
Other non-current assets	6,417	10,905
Total assets	$731,020	$648,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,936	$22,504
Accrued liabilities	56,570	52,375
Income taxes payable, current	4,428	2,032
Deferred revenue, current	89,342	80,602
Total current liabilities	167,276	157,513
Deferred revenue, non-current	29,108	22,375
Other non-current liabilities	7,544	2,118
Total liabilities	203,928	182,006
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at April 30, 2013 and July 31, 2012; 115,677 and 111,529 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	12	11
Additional paid-in capital	658,402	582,077
Accumulated other comprehensive loss	(1,502)	(1,405)
Accumulated deficit	(129,820)	(113,793)
Total stockholders’ equity	527,092	466,890
Total liabilities and stockholders’ equity	$731,020	$648,896
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands, except per share data)
Revenue
Product	$121,195	$110,531	$371,318	$317,632
Professional services and support	25,941	21,363	75,662	59,889
Total revenue	147,136	131,894	446,980	377,521
Cost of revenue
Product	36,782	34,014	110,608	96,535
Professional services and support	7,190	5,497	20,138	15,073
Total cost of revenue	43,972	39,511	130,746	111,608
Gross profit	103,164	92,383	316,234	265,913
Operating expenses
Research and development	34,983	27,383	101,634	79,776
Sales and marketing	57,199	49,974	168,516	145,309
General and administrative	13,405	11,723	37,755	35,521
Total operating expenses	105,587	89,080	307,905	260,606
Operating income (loss)	(2,423)	3,303	8,329	5,307
Other income (loss), net
Interest income	266	301	875	876
Other income (loss), net	(114)	(675)	1,140	2,883
Total other income (loss), net	152	(374)	2,015	3,759
Income (loss) before income taxes	(2,271)	2,929	10,344	9,066
Provision for (benefit from) income taxes	17,920	(3,099)	26,371	14,887
Net income (loss)	$(20,191)	$6,028	$(16,027)	$(5,821)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of tax	—	770	11	(1,546)
Unrealized gain (loss) on short-term investments, net of tax	(46)	14	(108)	18
Comprehensive income (loss)	$(20,237)	$6,812	$(16,124)	$(7,349)
Shares used in computing net income (loss) per common share—basic	114,411	110,236	112,975	108,086
Net income (loss) per common share—basic	$(0.18)	$0.05	$(0.14)	$(0.05)
Shares used in computing net income (loss) per common share—diluted	114,411	121,895	112,975	108,086
Net income (loss) per common share—diluted	$(0.18)	$0.05	$(0.14)	$(0.05)
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended April 30,
	2013	2012

	(in thousands)
Cash flows from operating activities
Net loss	$(16,027)	$(5,821)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,976	14,217
Provision for doubtful accounts	313	17
Write-downs for excess and obsolete inventory	4,891	3,845
Stock-based compensation expense	70,995	61,973
Accretion of purchase discounts on short-term investments	888	869
Loss on disposal of fixed assets	205	539
Change in carrying value of contingent rights liability	(1,665)	(2,992)
Deferred income taxes	4,033	20,862
Recovery of escrow funds	—	(702)
Excess tax benefit associated with stock-based compensation	(6,274)	(11,648)
Changes in operating assets and liabilities:
Accounts receivable	8,862	(14,635)
Inventory	(13,098)	3,694
Prepaids and other	(939)	(11,214)
Deferred costs	3,092	(2,113)
Other assets	5,982	(11,572)
Accounts payable	(5,234)	(7,206)
Deferred revenue	15,473	22,884
Other current and non-current liabilities	6,704	(273)
Income taxes payable	12,726	10,051
Net cash provided by operating activities	107,903	70,775
Cash flows from investing activities
Purchases of short-term investments	(246,406)	(136,524)
Proceeds from sales of short-term investments	75,806	48,030
Proceeds from maturities of short-term investments	118,023	44,200
Purchases of property and equipment	(15,990)	(8,805)
Investment in privately-held company	(1,500)	—
Cash paid in acquisitions, net of cash acquired	—	(21,086)
Net cash used in investing activities	(70,067)	(74,185)
Cash flows from financing activities
Proceeds from issuance of common stock	30,199	31,186
Repurchases of common stock under stock repurchase program	(30,511)	—
Excess tax benefit associated with stock-based compensation	6,274	11,648
Net cash provided by financing activities	5,962	42,834
Effect of exchange rate changes on cash and cash equivalents	19	(143)
Net increase in cash and cash equivalents	43,817	39,281
Cash and cash equivalents, beginning of period	133,629	80,773
Cash and cash equivalents, end of period	$177,446	$120,054
Supplemental disclosure of cash flow information
Income taxes paid	$2,933	$4,986
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$—	$12,000
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading provider of next-generation network access solutions for the mobile enterprise. The Company's Mobile Virtual Enterprise (“MOVE”) architecture leverages its diverse products (including its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for its customers, enabling them to provide network access to traveling business professionals, remote workers and employees and guests of branch offices and corporate headquarters. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support. The Company has offices in the Americas, Europe, the Middle East and the Asia Pacific and Japan regions and employs staff around the world.
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission ("SEC") on October 11, 2012. The July 31, 2012 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), pursuant to the rules and regulations of the SEC. They do not include all of the financial information and footnotes required by GAAP for complete financial statements. The unaudited Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2012 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2013, its consolidated comprehensive income for the three and nine months ended April 30, 2013 and 2012, and its cash flows for the nine months ended April 30, 2013 and 2012. The results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2013.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies during the nine months ended April 30, 2013, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 except for the inclusion of the software development cost policy which became a significant accounting policy during the nine months ended April 30, 2013.
Software Development Costs
The Company capitalizes certain costs incurred to develop software for internal use and amortizes the capitalized costs on a straight-line basis over the estimated useful life of two to five years. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the internal-use software system has reached the application development stage and ceases at the point in which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software is included in the computer software category within property and equipment, net, in the Company's Consolidated Balance Sheets. The Company capitalized costs associated with internal-use software totaling $2.2 million as of April 30, 2013. There were no capitalized costs as of July 31, 2012.
The Company expenses costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. The Company assesses whether the development costs incurred after the establishment of technological feasibility but before the release of its products should be capitalized. As of April 30, 2013, the Company has determined that technological feasibility was reached shortly before the release of these products and as a result, the development costs were not material, and accordingly, were expensed as incurred.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. As of July 31, 2012 and 2011, accrued trade payables of $14.7 million and $16.7 million, respectively, have been reclassified from accrued liabilities to accounts payable in order to provide improved disclosure relating to invoices that have been received as of the reporting period-ends but have not yet been processed. The corresponding amount included within accounts payable as of April 30, 2013 is $3.7 million.
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
In addition, the ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 have been reclassified to professional services and support revenue and related cost of revenue, both of which are recorded in the revenue and cost of revenue sections of the Consolidated Statements of Comprehensive Income, respectively. The Company believes the ratable product and related professional services and support revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with professional services and support revenue and related cost of revenue. The amount for the prior period has been reclassified to conform with the current year presentation.
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
In February 2013, the FASB issued an accounting standard update which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. Otherwise, an entity is required to provide other disclosures that will provide additional detail about those amounts. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Such unobservable inputs include an estimated discount rate used in the Company's discounted present value analysis of future cash flows, which reflects the Company's estimate of debt with similar terms in the current credit markets. As there is currently minimal activity in such markets, the actual rate could be materially different.
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
There were no transfers between different levels during the three and nine months ended April 30, 2013 and 2012.
The following tables present the Company’s fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Level 1	Level 2	Level 3	Total

	(in thousands)
As of April 30, 2013
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$160,251	$—	$—	$160,251
Money market funds	13,695	—	—	13,695
U.S. government agency securities	—	2,000	—	2,000
Commercial paper	—	1,500	—	1,500
Short-term investments:
Certificates of deposit	5,013	—	—	5,013
Corporate bonds	—	80,791	—	80,791
U.S. government agency securities	—	125,090	—	125,090
U.S. treasury bills	—	41,946	—	41,946
Commercial paper	—	8,991	—	8,991
Municipal notes and bonds	—	1,605	—	1,605
Total assets measured and recorded at fair value	$178,959	$261,923	$—	$440,882

	Level 1	Level 2	Level 3	Total

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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Level 3 Amount
(in thousands)
As of July 31, 2011	$5,888
Changes to fair value	(2,318)
Cash payments made	(1,905)
As of July 31, 2012	$1,665
Changes to fair value	(401)
Release of liability upon expiration of the rights	(1,264)
As of April 30, 2013	$—
The change in fair value from the acquisition date was primarily driven by changes in the Company's stock price, the settlement date, and the claim activities that have taken place. During the three months ended January 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the nine months ended April 30, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights.
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
As of April 30, 2013 and July 31, 2012, the Company had no other assets or liabilities measured at fair value on a non-recurring basis.

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
During the three months ended January 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the nine months ended April 30, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights.
For the three and nine months ended April 30, 2012, the Company recorded other expense of $0.2 million and other income, net of $3.0 million, respectively as a result of the revaluation of the contingent rights liability for these periods.

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisitions	23,804
As of July 31, 2012	$56,947
Changes in goodwill	—
As of April 30, 2013	$56,947
The following table presents details of the Company’s total intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value

	(in thousands, except estimated useful lives)
As of April 30, 2013
Existing technology	2 to 7 years	$35,183	$(19,726)	$15,457
Patents/core technology	4 to 6 years	7,046	(4,568)	2,478
Customer contracts	6 to 7 years	7,233	(5,224)	2,009
Support agreements	5 to 6 years	2,917	(2,797)	120
Tradenames/trademarks	1 to 5 years	750	(750)	—
Non-compete agreements	2 years	912	(835)	77
Sub-total		$54,041	$(33,900)	$20,141
In-process research and development		1,200	—	1,200
Total		$55,241	$(33,900)	$21,341

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value

	(in thousands, except estimated useful lives)
As of July 31, 2012
Existing technology	2 to 7 years	$35,183	$(15,931)	$19,252
Patents/core technology	4 to 6 years	6,806	(4,041)	2,765
Customer contracts	6 to 7 years	7,233	(4,321)	2,912
Support agreements	5 to 6 years	2,917	(2,425)	492
Tradenames/trademarks	1 to 5 years	750	(673)	77
Non-compete agreements	2 years	912	(814)	98
Sub-total		$53,801	$(28,205)	$25,596
In-process research and development		1,440	—	1,440
Total		$55,241	$(28,205)	$27,036
Amortization expense is recorded in the Consolidated Statements of Comprehensive Income under the following:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Cost of product revenues	$1,451	$1,723	$4,322	$4,436
Cost of professional services and support revenues	61	135	331	405
Sales and marketing	340	353	1,024	1,459
Research & development	6	—	18	—
Total amortization expense	$1,858	$2,211	$5,695	$6,300
The following table consists of estimated future amortization expense of intangible assets as of April 30, 2013, and excludes in-process research and development assets of $1.2 million as of April 30, 2013, which will be amortized when the projects related to those assets are complete. These assets are expected to be placed into service in the fourth quarter of fiscal 2013 and will be amortized over their remaining useful life upon completion.

Amount
(in thousands)
Remaining three months of fiscal 2013	$1,767
Years ending July 31,
2014	6,768
2015	5,992
2016	2,866
2017	1,281
Thereafter	1,467
Total	$20,141

5.	Net Income (Loss) Per Common Share
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands, except per		(in thousands, except per
	share data)		share data)
Net income (loss)	$(20,191)	$6,028	$(16,027)	$(5,821)
Weighted-average common shares outstanding—basic	114,411	110,236	112,975	108,086
Dilutive effect of potential common shares	—	11,659	—	—
Weighted-average common shares outstanding—diluted	114,411	121,895	112,975	108,086
Net income (loss) per share—basic	$(0.18)	$0.05	$(0.14)	$(0.05)
Net income (loss) per share—diluted	$(0.18)	$0.05	$(0.14)	$(0.05)
The following outstanding stock options and awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Options to purchase common stock	9,021	1,673	9,334	12,556
Restricted stock awards	3,159	2,587	3,332	3,583
Contingently issuable shares	549	—	533	272
Employee stock purchase plan	60	226	223	60

6.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
As of April 30, 2013
Corporate bonds	$80,785	$40	$(34)	$80,791
U.S. government agency securities	125,033	63	(6)	125,090
U.S. treasury bills	41,900	46	—	41,946
Commercial paper	8,986	5	—	8,991
Certificates of deposit	5,000	13	—	5,013
Municipal notes and bonds	1,608	—	(3)	1,605
Total short-term investments	$263,312	$167	$(43)	$263,436

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
As of July 31, 2012
Corporate bonds	$47,011	$118	$(1)	$47,128
U.S. government agency securities	105,358	79	(8)	105,429
U.S. treasury bills	43,896	34	—	43,930
Commercial paper	7,280	2	—	7,282
Certificates of deposit	8,805	27	—	8,832
Total short-term investments	$212,350	$260	$(9)	$212,601
The cost basis and fair value of the short-term investments by contractual maturity are presented below:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Cost Basis	Fair Value

	(in thousands)
As of April 30, 2013
One year or less	$149,953	$150,037
One to two years	113,359	113,399
Total short-term investments	$263,312	$263,436

	Cost Basis	Fair Value

	(in thousands)
As of July 31, 2012
One year or less	$102,675	$102,794
One to two years	109,675	109,807
Total short-term investments	$212,350	$212,601
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of April 30, 2013 and July 31, 2012, there were no investments in its portfolio that were other-than-temporarily impaired.
The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss

	(in thousands)
As of April 30, 2013
Corporate bonds	$38,778	$(34)
U.S. government agency securities	37,937	(6)
U.S. treasury bills	1,605	(3)
	$78,320	$(43)

	Less than 12 Months
	Fair Value	Unrealized Loss

	(in thousands)
As of July 31, 2012
Corporate bonds	$3,922	$(1)
U.S. government agency securities	44,105	(8)
	$48,027	$(9)
As of April 30, 2013 and July 31, 2012, no securities were in a continuous unrealized loss position for more than twelve months.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

7.	Balance Sheet Components
The following tables provide details of selected balance sheet items:

	April 30, 2013	July 31, 2012

	(in thousands)
Inventory, net
Raw materials	$329	$269
Finished goods	27,544	21,933
Total	$27,873	$22,202

	April 30, 2013	July 31, 2012

	(in thousands)
Accrued Liabilities
Compensation and benefits	$17,887	$20,054
Marketing	24,052	15,191
Contingent rights	—	1,665
Other	14,631	15,465
Total	$56,570	$52,375

8.	Property and Equipment, Net
Property and equipment, net consists of the following:

	Estimated Useful Lives	April 30, 2013	July 31, 2012

	(in thousands, except estimated useful lives)
Computer equipment	2 years	$20,413	$16,893
Computer software	2 to 5 years	12,295	7,560
Machinery and equipment	2 years	28,025	19,965
Furniture and fixtures	5 years	4,266	3,952
Leasehold improvements	1 to 6 years	5,810	4,847
Total property and equipment, gross		70,809	53,217
Less: Accumulated depreciation		(44,202)	(33,316)
Total property and equipment, net		$26,607	$19,901

Depreciation and amortization expense for property and equipment, net were $4.3 million and $3.0 million for the three months ended April 30, 2013 and April 30, 2012, respectively. Depreciation and amortization expense for property and equipment, net was $11.3 million and $7.9 million for the nine months ended April 30, 2013 and April 30, 2012, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

9.	Deferred Revenue
Deferred revenue consists of the following:

	April 30, 2013	July 31, 2012

	(in thousands)
Product	$26,066	$28,215
Professional services and support	63,276	52,387
Total deferred revenue, current	89,342	80,602
Professional services and support, non-current	29,108	22,375
Total deferred revenue, non-current	29,108	22,375
Total deferred revenue	$118,450	$102,977
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed in advance and revenue is recognized ratably over the support period, typically one to five years.

10.	Income Taxes
Income tax expense is recognized based on management's best estimate of the annual income tax rate expected for the full fiscal year. The estimated annual effective tax rate used for the year ending July 31, 2013 is 252.7%, which has been applied to the income before taxes for the nine months ended April 30, 2013. The Company's estimated annual effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. These permanent differences arise primarily from the amortization of deferred tax charges related to an intercompany sale of intellectual property rights, non-deductible stock-based compensation expense, a valuation allowance on California research and development (“R&D”) tax credits, and U.S. tax reserves on foreign tax matters. The estimated annual effective tax rate for the year ending July 31, 2012, applied to income before taxes for the nine months ended April 30, 2012, was 173.7%.
The actual tax rate for the three and nine months ended April 30, 2013 was (789.1)% and 254.9%, respectively. The significant negative tax rate for the three months ended April 30, 2013 is caused primarily by the decrease in the Company's annual forecasted income for income taxes as of April 30, 2013 compared to its prior forecast as of January 31, 2013. This decrease in annual forecasted income before income taxes, combined with the effect of fixed amortization of the deferred charge on the sale of intellectual property increased the Company's annual effective tax rate to 252.7% and resulted in a significant tax expense adjustment in the three months ended April 30, 2013.
The actual tax rate for the three and nine months ended April 30, 2012 was (105.8)% and 164.2%, respectively. The actual tax rate for the three and nine months ended April 30, 2012 was impacted by permanent differences which arose primarily from the amortization of deferred tax charges related to an intercompany sale of intellectual property rights, non-deductible stock-based compensation expense, and U.S. tax reserves on foreign tax matters.
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
The Company recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of its intellectual property rights outside of North and South America to its Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of April 30, 2013, the balance in prepaid and other assets was $7.6 million, and $0.7 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to five years, based on the economic life of the intellectual property and will increase the Company's effective tax rate during the amortization period. The deferred charge resulted in a 95.2 point increase to the Company's projected annual effective tax rate before discrete tax items as of April 30, 2013 from 157.5% to 252.7%. While the Company has not realized

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

any tax savings to date, it expects to realize a reduction in its effective tax rate as a result of its corporate reorganization after the deferred charges have been fully amortized.
The Company evaluates the realization of its deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, the Company believes that the realization of its deferred tax assets is more likely than not; therefore, its deferred tax assets are without a valuation allowance. However, the Company believes it is more likely than not that certain California R&D tax credits will not be realized. Therefore, the Company has recorded a valuation allowance on certain California R&D tax credit carryforward generated in prior fiscal years , and a full valuation on the current fiscal year generated California R&D tax credit carryforward generated in prior fiscal years. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, the Company would record a higher valuation allowance with an increase in tax expense in the Consolidated Statements of Comprehensive Income and without any change in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

11.	Equity Incentive Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688,111
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			$56,578,795
Options cancelled	1,325,003	(1,325,003)	10.87
As of July 31, 2012	532,596	13,264,031	$6.63		3.9	$112,867,587
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(4,641,401)	—
Restricted stock awards forfeited	987,626	—
Options exercised	—	(2,315,239)	7.00			$33,168,956
Options cancelled	255,642	(255,642)	17.24
As of April 30, 2013	2,710,896	10,693,150	$6.29		3.2	$173,463,844
Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards outstanding:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15
As of July 31, 2012	8,422,681	$19.49
Awards granted	4,641,401	20.11
Awards vested	(2,603,130)	22.70
Awards forfeited	(987,626)	19.98
As of April 30, 2013	9,473,326	$18.86
Fair Value Disclosures
There were no stock option grants during the three and nine months ended April 30, 2013 and during the three months ended April 30, 2012. The Company granted 177,568 stock options during the nine months ended April 30, 2012.
Employee Stock Options
The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Nine months ended April 30, 2012
Risk-free interest rate	1.2%
Expected term (in years)	4.0
Dividend yield	—%
Volatility	74%
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Risk-free interest rates	0.1% to 0.3%	0.1% to 0.3%	0.1% to 0.3%	0.1% to 0.3%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%	—%	—%
Volatility	54% to 61%	56% to 77%	54% to 63%	56% to 77%

Purchase date	March 1, 2013	March 1, 2012
Shares issued	489,587	442,758
Weighted average purchase price per share	$16.74	$16.37
Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Cost of revenue	$1,585	$1,208	$4,765	$3,844
Research and development	9,052	7,090	26,691	22,696
Sales and marketing	9,358	8,415	28,142	26,301
General and administrative	3,405	3,071	11,397	9,132
Total	$23,400	$19,784	$70,995	$61,973
The following table presents stock-based compensation expense by award-type:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Stock options	$2,358	$3,982	$7,591	$13,393
Stock awards	18,822	13,775	55,795	42,477
Employee stock purchase plan	2,220	2,027	7,609	6,103
Total	$23,400	$19,784	$70,995	$61,973
Stock-based compensation expense for the three months ended April 30, 2013 included $2.4 million for stock awards issuable under the Company's executive officer and corporate bonus plans. No stock-based compensation expense related to stock awards issuable under the bonus plan was recorded for the three months ended April 30, 2012. For the nine months ended April 30, 2013 and April 30, 2012, stock-based compensation expense included $9.1 million and $5.0 million, respectively, for stock awards issuable under the bonus plans.
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
During the nine months ended April 30, 2013, the Company repurchased a total 1,604,142 shares for a total purchase price of $30.5 million. As of April 30, 2013, the Company repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. The Company did not make any stock repurchases during the three months ended April 30, 2013 or during the three and nine months ended April 30, 2012.

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
The following presents total revenue by geographic region:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
United States	$90,978	$77,445	$277,735	$235,092
Europe, Middle East and Africa	28,165	24,443	78,294	67,092
Asia Pacific and Japan	22,794	25,646	75,263	64,362
Rest of World	5,199	4,360	15,688	10,975
Total	$147,136	$131,894	$446,980	$377,521
The Company’s product revenue was $121.2 million and $110.5 million for the three months ended April 30, 2013 and April 30, 2012, respectively. The Company’s product revenue was $371.3 million and $317.6 million for the nine months ended April 30, 2013 and April 30, 2012, respectively.
Professional services and support revenue was $25.9 million and $21.4 million for the three months ended April 30, 2013 and 2012, respectively. The Company’s professional services and support revenue was $75.7 million and $59.9 million for the nine months ended April 30, 2013 and April 30, 2012, respectively.
The following table presents significant channel partners contributing revenue in excess of 10% of total revenue (* indicates less than 10%):

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
ScanSource, Inc. (“Catalyst”)	19.2%	21.0%	19.8%	20.3%
Synnex Corp.	12.3%	*	10.3%	*
Avnet Logistics U.S. LP	*	12.8%	*	13.7%
The following table presents significant channel partners as a percentage of total gross accounts receivable (* indicates less than 10%):

	April 30, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	20.0%	15.7%
Avnet Logistics U.S. LP	*	19.0%

13.	Commitments and Contingencies
Legal Matters
The Company is involved in disputes, claims, litigation, investigations, proceedings and other legal actions, consisting of intellectual property, commercial, securities, and employment matters from time to time that arise in the ordinary course of business, including the legal matters identified below.
U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss is not reasonably estimable.
Nomadix, Inc v. Aruba Networks, Inc. In November 2009, Nomadix, Inc. filed a lawsuit against multiple defendants including Aruba Networks. The suit is filed in the United States District Court for the Central District of California. The plaintiff claims that the defendants infringe several of their patents; however, only one patent has been asserted against Aruba, U.S. Patent No. 6,636,894. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss is not reasonably estimable.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable; however, the Company believes that it has valid defenses with respect to its pending legal matters. Actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods. As of April 30, 2013, the Company has accrued loss contingencies for certain legal matters; however, the accrual for loss contingencies associated with such matters is not material.
In addition, these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. Furthermore, the resolution of any patent related litigation may require the Company to make royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected in any particular period by an unfavorable resolution of one or more of these contingencies.
Lease Obligations
The Company leases office spaces under non-cancelable operating leases with various expiration dates through June 2018. The terms of certain operating leases provide for rental payments on a graduated scale. Future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Remaining three months of fiscal 2013	$1,809
Year ending July 31,
2014	7,164
2015	6,812
2016	6,926
2017	2,600
Thereafter	1,341
Total minimum payments	$26,652
Non-cancelable purchase commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $31.5 million and $46.1 million in non-cancelable purchase commitments as of April 30, 2013 and July 31, 2012, respectively. The Company expects to sell all products that it has committed to purchase from its third-party contract manufacturers and other suppliers.
Warranties
The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Warranty Amount
(in thousands)
As of July 31, 2012	$818
Provision	539
Obligations fulfilled during period	(678)
As of April 30, 2013	$679

Warranty Amount
(in thousands)
As of July 31, 2011	$404
Provision	645
Obligations fulfilled during period	(374)
As of April 30, 2012	$675
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions because these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2013 and July 31, 2012.
14. Subsequent Event
Business Combinations
On May 13, 2013, the Company acquired Meridian Apps, Inc. (“Meridian”), a privately-held mobile-software company providing indoor location-based software. As a result of the acquisition, Meridian became a wholly owned subsidiary of the Company.
The purchase price was $15.7 million, all of which was paid in cash. In addition, the Company is obligated to make additional cash consideration of up to $10.2 million to certain former Meridian employees who became the Company’s employees, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. Acquisition-related costs, included in general and administrative expenses, were not material.
As a result of the acquisition, the Company expects to offer new location-based services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based wayfinding solution for smartphones and tablets.
The initial accounting for the business combination is still ongoing as of June 6, 2013, the date which this Form 10-Q is issued. It is expected that intangible assets and goodwill will be recorded on the consolidated balance sheets; however, as the initial accounting for the business combination has not been completed at the time of the issuance of these consolidated financial statements, further details have not yet been disclosed. Based on the evaluation of the significance of the acquisition, the Company determined that the acquisition does not meet the conditions needed to file separate financial statements and related pro-forma financial statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Legal Matters
U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss is not reasonably estimable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that revenue from our indirect channels will continue to constitute a significant majority of our future revenue;

•	that mobile devices will surpass desktop connections;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•
that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers;

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions;

•	that, within our indirect channel, sales through our value-added distributors (“VADs”) and original equipment manufacturers (“OEMs”) will continue to be significant;

•	that our momentum in our MOVE architecture initiatives, including network rightsizing and adoption of our ClearPass access management system and Aruba Instant will continue;

•	that international revenue will increase in absolute dollars and increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012;

•	that research and development expenses for fiscal 2013 will increase on an absolute dollar basis and increase as a percentage of revenue compared to fiscal 2012;

•
that sales and marketing expenses for fiscal 2013 will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and remain consistent or decrease as a percentage of revenue compared to fiscal 2012;

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
Overview
We are a leading provider of next-generation network access solutions for the mobile enterprise. Our MOVE architecture leverages Aruba’s diverse products (including our ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for our customers, enabling them to provide network access to traveling business professionals, remote workers and employees and guests of branch offices and corporate headquarters. With the Aruba MOVE architecture, access privileges are linked to a user’s identity and context. That means an enterprise workforce has consistent, secure access to network resources based on who they are, where they are, what devices and applications they are using, and how they are connected.
Demand for our products is driven by mobility and the proliferation of Wi-Fi-enabled mobile devices. These devices – which have no Ethernet port – are connecting to enterprise networks in unprecedented numbers and we expect they will surpass desktop connections. Aruba meets this challenge by designing and selling products intended to eliminate the cost and complexity of managing separate wired and wireless access policies. By implementing our solutions, our customers need fewer ports and consequently less equipment in the wiring closet – effectively rightsizing our customers’ access infrastructure.
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
A key new addition to our MOVE architecture is our ClearPass Access Management System. ClearPass is designed to make it easy for IT-issued and personal mobile devices to securely connect to any network, which we believe makes ClearPass an attractive solution for "bring you own device," or BYOD, provisioning and onboarding. By centralizing access policies across the entire network, ClearPass automates differentiated user and device access, policy management and the provisioning of devices for secure network access and posture assessment. This ensures that each user has the right access privileges based on who they are and what device they are using. Given the increasing numbers of consumer devices – Windows, Mac OS X, iOS, Android and Linux – attempting to connect to enterprise networks and the increasing demand for access to those networks by a broader range of users – employees, visitors, customers and contractors – we believe ClearPass provides a compelling solution to these customer needs.
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
Our products have been sold to over 20,000 customers worldwide, including some of the largest and most complex global organizations. We have implemented a two-tier distribution model in most areas of the world, including the U.S., with value added distributors (“VADs”) and original equipment manufacturers (“OEMs”) selling our portfolio of products, including a variety of our support services, to a diverse number of value added resellers (“VARs”) and managed service providers. We also sell our products and support services directly through our own sales force. In addition to direct sales, our sales force is engaged with our VARs and VADs to provide solutions for our end customers. Our focus continues to be management of our channel including selection and growth of high prospect partners, activation of our VARs and VADs through active training and field collaboration, and evolution of our channel programs in consultation with our partners.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the global economic environment remain uncertain or continue to be volatile, or if it deteriorates further, our business, operating results, and financial condition may be adversely affected in a material way. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. Sequestration or other significant cuts in U.S. government spending could adversely affect our future results. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates.
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
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. While our revenue growth rate was slower than that in the previous fiscal year, our revenue grew 11.6% and 18.4% in the three and nine months ended April 30, 2013, respectively, compared to our revenue for the same periods in fiscal 2012. We believe that our slower revenue growth was attributable to overall weakness in the global macroeconomic conditions, particularly in the Asia Pacific and Japan region, as well as increased competition during the third quarter of fiscal 2013.
We believe that our product offerings associated with our Mobile Virtual Enterprise (“MOVE”) architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers. Each quarter, our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter, and (3) the amount of deferred revenue entering a given quarter that is recognized as revenue in the quarter. Our product deferred revenue is comprised of:

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
Costs and Expenses
Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of April 30, 2013, we had 1,460 employees worldwide compared to 1,407 employees at January 31, 2013, 1,293 employees at October 31, 2012, and 1,223 employees at July 31, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the three and nine months ended April 30, 2013. Despite the slowdown in our revenue growth, we expect to continue investing in our infrastructure and operations, including continuation of hiring of employees throughout the company.
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
During the nine months ended April 30, 2013, we repurchased a total of 1,604,142 shares for a total purchase price of $30.5 million. As of April 30, 2013, we repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. We made no stock repurchase during the three months ended April 30, 2013, and no repurchases during the three and nine months ended April 30, 2012.

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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	the proportion of our products that are sold through direct versus indirect channels;

•	product mix and average selling prices;

•	new product introductions, such as ClearPass and Aruba Instant additions to our MOVE architecture, and product enhancements made by us as well as those made by our competitors;

•	pressure to discount our products in response to our competitors’ discounting and/or product bundling practices;

•	mix of revenue attributed to our international regions and vertical markets;

•	demand for our products and services;

•	our ability to attain volume manufacturing pricing from our contract manufacturers and our component suppliers;

•	losses associated with excess and obsolete inventory;

•	growth in our headcount and other related costs incurred in our customer support organization;

•	costs associated with manufacturing overhead;

•	our ability to manage freight costs; and

•	amortization expense from our intangible assets.
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
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred except for costs associated with the development of internal-use software, which meet certain capitalization criteria. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2013, we expect research and development expenses to increase on an absolute dollar basis and increase as a percentage of revenue compared to fiscal 2012.
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
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and information technology ("IT") infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2013, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2012. However, fluctuations in third-party professional services can cause an increase in any particular quarter.
Other Income (Loss), Net
Other income (loss), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains on foreign exchange rate changes, and in connection with our acquisition of Azalea Networks ("Azalea") in September 2010, changes in the fair value or gains from the release of our contingent rights liability.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, share-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes. Our critical accounting policies are disclosed in our Form 10-K for the fiscal year ended July 31, 2012. There were no changes to our critical accounting policies during the three and nine months ended April 30, 2013.

Results of Operations
The following table presents our historical operating results as a percentage of revenue for the periods indicated:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
Revenue
Product	82.4%	83.8%	83.1%	84.1%
Professional services and support	17.6%	16.2%	16.9%	15.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue
Product	25.0%	25.8%	24.8%	25.6%
Professional services and support	4.9%	4.2%	4.5%	4.0%
Gross profit	70.1%	70.0%	70.7%	70.4%
Operating expenses
Research and development	23.7%	20.7%	22.7%	21.1%
Sales and marketing	38.9%	37.9%	37.7%	38.5%
General and administrative	9.1%	8.9%	8.4%	9.4%
Total operating expenses	71.7%	67.5%	68.8%	69.0%
Operating income (loss)	(1.6)%	2.5%	1.9%	1.4%
Other income (loss), net
Interest income	0.2%	0.2%	0.2%	0.2%
Other income (loss), net	(0.1)%	(0.4)%	0.2%	0.8%
Total other income (loss), net	0.1%	(0.2)%	0.4%	1.0%
Income (loss) before income taxes	(1.5)%	2.3%	2.3%	2.4%
Provision for (benefit from) income taxes	12.2%	(2.3)%	5.9%	3.9%
Net income (loss)	(13.7)%	4.6%	(3.6)%	(1.5)%

Revenue
The following table presents our revenue, by revenue source, for the periods presented:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Total revenue	$147,136	$131,894	$446,980	$377,521
Type of revenue:
Product	$121,195	$110,531	$371,318	$317,632
Professional services and support	25,941	21,363	75,662	59,889
Total revenue	$147,136	$131,894	$446,980	$377,521
% revenue by type:
Product	82.4%	83.8%	83.1%	84.1%
Professional services and support	17.6%	16.2%	16.9%	15.9%
Revenue by geography:
United States	$90,978	$77,445	$277,735	$235,092
Europe, the Middle East and Africa	28,165	24,443	78,294	67,092
Asia Pacific and Japan	22,794	25,646	75,263	64,362
Rest of World	5,199	4,360	15,688	10,975
Total revenue	$147,136	$131,894	$446,980	$377,521
% revenue by geography:
United States	61.8%	58.7%	62.1%	62.3%
Europe, the Middle East and Africa	19.2%	18.5%	17.5%	17.8%
Asia Pacific and Japan	15.5%	19.5%	16.9%	17.0%
Rest of World	3.5%	3.3%	3.5%	2.9%
Total revenue by sales channel:
Indirect	$138,421	$121,291	$416,474	$347,735
Direct	8,715	10,603	30,506	29,786
Total revenue	$147,136	$131,894	$446,980	$377,521
% revenue by sales channel:
Indirect	94.1%	92.0%	93.2%	92.1%
Direct	5.9%	8.0%	6.8%	7.9%
For the three months ended April 30, 2013, total revenue increased 11.6% compared to the same period of fiscal 2012. An increase in product revenue of 9.6% for the three months ended April 30, 2013 compared to the same period of fiscal 2012 drove the overall increase in total revenue. For the nine months ended April 30, 2013, total revenue increased 18.4% compared to the same period of fiscal 2012, which was also driven by an increase in product revenue of 16.9%. The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers and is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks.
The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization is driving the increase in demand for our products. Our MOVE architecture continues to gain momentum as companies move toward a new access network, resulting in significant growth in the sales of our access point products and an increase in hardware product sales. We continue to add new customers each quarter. As of April 30, 2013, our cumulative customer total was over 20,000.
Professional services and support revenue increased 21.4% for the three months ended April 30, 2013 compared to the same period in fiscal 2012, and 26.3% during the nine months ended April 30, 2013 compared to the same period in fiscal 2012. This increase is primarily a result of both increased first year support sales and the renewal of support contracts by existing customers as our customer base continues to grow.
Revenue from our indirect sales channel increased 14.1% and 19.8% for the three and nine months ended April 30, 2013, respectively, compared to the same periods in fiscal 2012 as we continue to derive a significant majority of our total revenue from indirect channels which is consistent with our focus on improving the efficiency of marketing and selling our product through the indirect channels.
Revenue from shipments to locations outside the U.S. increased for the three and nine months ended April 30, 2013 compared to the same periods in fiscal 2012 due to increased demand across some of our non-U.S. regions. Our international revenue increased 3.1% and 18.8% for the three and nine months ended April 30, 2013, respectively, when compared to the same periods in fiscal 2012. As a percentage of total revenue, international revenue decreased in the three months ended April 30, 2013 compared to the three months ended April 30, 2012 due mainly to a decrease in demand in the Asia Pacific and Japan region. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and increase as a percentage of total revenue in fiscal 2013 compared to fiscal 2012.
Cost of Revenue and Gross Margin

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Total revenue	$147,136	$131,894	$446,980	$377,521
Cost of product	$36,782	$34,014	$110,608	$96,535
Cost of professional services and support	7,190	5,497	20,138	15,073
Total cost of revenue	43,972	39,511	130,746	111,608
Gross profit	$103,164	$92,383	$316,234	$265,913
Gross margin	70.1%	70.0%	70.7%	70.4%
For the three and nine months ended April 30, 2013, total cost of revenue increased 11.3% and 17.1%, respectively, compared to the same periods in fiscal 2012. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Additionally, cost of revenue was impacted by stock-based compensation which increased by $0.4 million and $0.9 million for the three and nine months ended April 30, 2013, respectively, compared to the same periods in fiscal 2012.
Cost of professional services and support revenue increased 30.8% and 33.6% for the three and nine months ended April 30, 2013, respectively, compared to the same periods in fiscal 2012. This increase was primarily due to the corresponding increase in our service revenue, as well as increased outside services as we expanded our customer support call centers and increased costs associated with our initiative to increase professional services delivery capabilities.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base, which would increase our cost of professional services and support.
Gross margin increased to 70.1% for the three months ended April 30, 2013 compared to 70.0% for the same period of fiscal 2012, primarily due to changes in our product and geographical mix. Additionally, as a percentage of total revenue, professional services and support, which has a higher margin percentage relative to product, increased during three months ended April 30, 2013 compared to the same period in fiscal 2012. Gross margin increased to 70.7% in the nine months ended April 30, 2013 compared to 70.4% in the same period of fiscal 2012, primarily due to changes in our product and geographical mix, as well as increased mix of professional services and support relative to the product.
Research and Development Expenses

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Research and development expenses	$34,983	$27,383	$101,634	$79,776
Percent of total revenue	23.7%	20.7%	22.7%	21.1%
For the three months ended April 30, 2013, research and development expenses increased 27.8% compared to the three months ended April 30, 2012, primarily due to an increase of $5.2 million in personnel and related costs, including an increase in salaries and wages of $2.8 million and an increase in stock-based compensation of $2.0 million. The increase is directly related to an increase in headcount. Depreciation expenses increased $1.0 million as we continue to purchase tooling and equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $0.9 million to support business growth.
For the nine months ended April 30, 2013, research and development expenses increased 27.4% compared to the same period in fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $13.7 million, including an increase in stock-based compensation of $4.0 million. Depreciation expenses increased $2.5 million as we continue to purchase tooling and equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $3.6 million, of which $2.9 million is to support business growth and $0.7 million is due to increased allocations which were previously classified in General and Administrative expenses.
Sales and Marketing Expenses

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Sales and marketing expenses	$57,199	$49,974	$168,516	$145,309
Percent of total revenue	38.9%	37.9%	37.7%	38.5%
For the three months ended April 30, 2013, sales and marketing expenses increased 14.5% compared to the three months ended April 30, 2012. Personnel and related costs increased $4.6 million primarily due to an increase in headcount. These costs include an increase in salaries and wages of $2.4 million and an increase in stock-based compensation of $0.9 million. Commission expense remained relatively consistent during the periods. Marketing expenses increased $0.7 million due to field marketing efforts and product launches. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $1.1 million to support business growth.
For the nine months ended April 30, 2013, sales and marketing expenses increased 16.0% compared to the same period in fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $15.3 million, including an increase in stock-based compensation of $1.8 million. Marketing expenses increased $1.8 million due to field marketing efforts and product launches. Facilities and IT-related expenses related to our sales and marketing efforts also increased $3.4 million, of which $2.4 million is to support business growth and $1.0 million is due to increased allocations which were previously classified in General and Administrative expenses.
General and Administrative Expenses

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
General and administrative expenses	$13,405	$11,723	$37,755	$35,521
Percent of total revenue	9.1%	8.9%	8.4%	9.4%
General and administrative expenses for the three months ended April 30, 2013 increased 14.3% compared to the three months ended April 30, 2012. The increase was primarily driven by the increase in personnel and related costs of $1.7 million, of which $0.3 million is due to an increase in stock-based compensation expenses.
For the nine months ended April 30, 2013, general and administrative expenses increased 6.3% compared to the same period in fiscal 2012. The increase was primarily driven by an increase in personnel and related costs of $5.1 million, of which $2.3 million is due to an increase in stock-based compensation expense. This increase in expense was partially offset by the decrease in allocation expenses charged to General and Administrative expenses of $2.0 million due to certain expenses related to facilities and IT being allocated out from the General and Administrative department to other functional departments and a $2.1 million decrease in professional services.

Other Income (Loss), Net

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Interest income	$266	$301	$875	$876
Other income (loss), net	(114)	(675)	1,140	2,883
Total other income (loss), net	$152	$(374)	$2,015	$3,759
Interest income remained relatively consistent for the three month and nine months ended April 30, 2013 compared to the same periods in fiscal 2012. The primary source of our interest income is our cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for the three months ended April 30, 2013 was $264.1 million compared to $230.5 million for the same period in fiscal 2012. Our average interest-earning cash and investment balance for the nine months ended April 30, 2013 was $242.2 million compared to $200.3 million for the same period of fiscal 2012.
Other income (loss), net increased for the three months ended April 30, 2013 and decreased for the nine months ended April 30, 2013 compared to the same periods in fiscal 2012 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. The change in valuation of the contingent rights liability resulted in a $0.2 million of other expense recorded during the three months ended April 30, 2012 and other income of $3.0 million during the nine months ended April 30, 2012. For the nine months ended April 30, 2013, the contingent rights liability related to Azalea expired in December 2012 resulting in a gain of $1.3 million. This gain was partially offset by losses due to changes in foreign exchange rates. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the Azalea contingent rights liability.
Provision for Income Taxes

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012

	(in thousands)		(in thousands)
Income before income taxes	$(2,271)	$2,929	$10,344	$9,066
Provision for income taxes	$17,920	$(3,099)	$26,371	$14,887
Effective tax rate	(789.1)%	(105.8)%	254.9%	164.2%
Income tax expense is recognized based on management's best estimate of the annual income tax rate expected for the full fiscal year. The estimated annual effective tax rate used for the year ending July 31, 2013 is 252.7%, which has been applied to the income before taxes for the nine months ended April 30, 2013. Our estimated annual effective tax rate differs from the federal statutory rate of 35% due to state taxes and significant permanent differences. These permanent differences arise primarily from the amortization of deferred tax charges related to an intercompany sale of intellectual property rights, non-deductible stock-based compensation expense, a valuation allowance on California R&D tax credits, and U.S. tax reserves on foreign tax matters. The estimated annual effective tax rate for July 31, 2012, at April 30, 2012, was 173.65%. The increase in annual effective tax rate between April 30, 2013 and April 30, 2012 is due to a decrease in our annual forecasted income before income taxes, an increase in non-deductible stock-based compensation expense, a valuation allowance on California R&D tax credits, and U.S. tax reserves on foreign tax matters for fiscal year 2013.
The actual tax rate for the three and nine months ended April 30, 2013 was (789.1)% and 254.9%, respectively. The significant negative tax rate for the three months ended April 30, 2013 is caused primarily by the decrease in our annual forecasted income before income taxes compared to our prior forecast as of January 31, 2013. The decrease in our annual forecasted income before income taxes is due to uncertainties in the global macroeconomic environment and increased competition. This decrease in annual forecasted income before income taxes, combined with the effect of fixed amortization of the deferred charge on intellectual property increased our annual effective tax rate to 252.7% and resulted in a significant adjustment in the three months ended April 30, 2013. The actual tax rate for the three and nine months ended April 30, 2012 was (105.8)% and 164.2%, respectively. The difference between the three and nine months ended April 30, 2013 and April 30, 2012 actual tax rates are mainly due to an increase in the estimated annual effective tax rate for fiscal year 2013.

Our effective tax rate for the three months ended April 30, 2012 and the three months ended April 30, 2013 varied from the nine months ended April 30, 2012 and the nine months ended April 30, 2013 mainly due to the change in our annual effective tax rate relative to our annual effective tax rate forecasted as of January 31, 2012 and January 31, 2013, respectively. These changes result in adjustments in the three months ended April 30, 2012 and April 30, 2013.
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
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in prepaid and other non-current assets on the Consolidated Balance Sheets. As of April 30, 2013, the balance in prepaids and other assets was $7.6 million, and $0.7 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to five years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 95.2 point increase to our projected annual effective tax rate before discrete tax items as of April 30, 2013 from 157.5% to 252.7%. While we have not realized any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.
We evaluate the realization of our deferred tax assets based on the expiration period of the asset, projections of future taxable income in the relevant tax jurisdiction, the effect of tax planning strategies, and other factors. Both positive and negative evidence is weighed using significant judgment. Based on an evaluation of these factors, we believe that the realization of our deferred tax assets is more likely than not and therefore our deferred tax assets are without a valuation allowance. However, we believe it is more likely than not that certain California R&D tax credits will not be realized. Therefore, we have recorded a valuation allowance on certain California R&D tax credit carryforward generated in prior fiscal years, and a full valuation on the current year generated California R&D tax credits. In future periods, positive and negative evidence can change due to revised projections of future taxable income in the relevant jurisdictions and other factors listed above. If negative evidence were to outweigh positive evidence, we would record a higher valuation allowance with an increase in tax expense in the Consolidated Statements of Comprehensive Income and without any change in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
Liquidity and Capital Resources

	April 30, 2013	July 31, 2012

	(in thousands)
Working capital	$437,370	$355,930
Cash and cash equivalents	177,446	133,629
Short-term investments	$263,436	$212,601

	Nine months ended April 30,
	2013	2012

	(in thousands)
Cash provided by operating activities	$107,903	$70,775
Cash used in investing activities	(70,067)	(74,185)
Cash provided by financing activities	$5,962	$42,834
As of April 30, 2013, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are primarily comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of the purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased by $94.7 million for the nine months ended April 30, 2013 to $440.9 million as of April 30, 2013. As of April 30, 2013, we had $67.4 million of cash and cash equivalents held by our foreign subsidiaries outside the United States. Historically, we have required capital principally to fund our working capital needs and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value that materially affect our financial results.
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
For the nine months ended April 30, 2013, net cash provided by operating activities increased $37.1 million compared to the same period of fiscal 2012. This increase is primarily attributable to an increase from the change in operating assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended April 30, 2013 decreased $4.1 million compared to the same period of fiscal 2012. Although we continue to invest our excess cash balances in short-term investments, the timing of maturities and reinvestment can vary from quarter to quarter. Some of the proceeds from the sale and maturity of these investments were used to purchase property and equipment of $16.0 million during the nine months ended April 30, 2013. In addition, we used $21.1 million of cash, net of cash acquired, to purchase Avenda during the nine months ended April 30, 2012 compared to a $1.5 million investment in a privately-held company in the same period of fiscal 2013.
Cash Flows from Financing Activities
Cash provided by financing activities was $6.0 million for the nine months ended April 30, 2013 compared to cash provided by financing activities of $42.8 million during the same period in fiscal 2012. We used $30.5 million for repurchases of common stock under our stock repurchase program during the nine months ended April 30, 2013. We had no stock repurchase program in the comparable period of fiscal 2012. In addition, excess tax benefits associated with stock-based compensation decreased by $5.4 million for the nine months ended April 30, 2013 compared to the same period of fiscal 2012.
Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next 12 months. We intend to fund our acquisition of Meridian Apps, Inc. using our available working capital. However, in the future, we may need to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, and the continuing market acceptance of our products and potential future acquisitions.
Contractual Obligations & Commitments
Leases and purchase obligations
The following is a summary of our contractual obligations and commitments:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(in thousands)
Operating leases	$26,652	$7,219	$17,638	$1,795	$—
Purchase obligations (1)	$31,531	23,324	5,566	600	2,041
Total contractual obligations	$58,183	$30,543	$23,204	$2,395	$2,041

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

Uncertain Tax Positions
As of April 30, 2013, the net recorded tax liability for uncertain tax positions was approximately $6.4 million. We are currently under tax audit in certain tax jurisdictions. Due to our tax loss carryforwards, we believe that no cash payments will be required during the next twelve months associated with our uncertain tax positions.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have invested in a privately held company. This privately held company may be considered to be a variable interest entity. We evaluate on an ongoing basis our investment in this privately held company, and we have determined that as of April 30, 2013 we do not have a material unconsolidated variable interest entity.
As of July 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
As of April 30, 2013, foreign currency cash accounts totaled $14.8 million, primarily in Euros, British Pounds, and Indian Rupees.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $1.5 million change in the value of our foreign currency cash accounts.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $440.9 million and $346.2 million as of April 30, 2013, and July 31, 2012, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the nine months ended April 30, 2013, our interest income on cash, cash equivalents and short-term investments would have declined by $0.1 million assuming consistent investment levels.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the “Legal Matters” section in Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 1 of Part I of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 and the risk factors set forth in our Quarterly Report on Form 10-Q for the three-month periods ended October 31, 2012 and January 31, 2013.
Risks Related to Our Business and Industry
Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future results. Our operating results may fluctuate due to a variety of factors, many of which are outside of our control, including the changing and volatile global economic environment, any of which may cause our stock price to fluctuate. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.
Furthermore, our product revenue generally reflects orders shipped in the same quarter they are received, and a substantial portion of our orders are often received in the last month of each fiscal quarter, a trend that we expect to continue. As a result, if we are unable to ship orders received in the last month of each fiscal quarter, even though we may have business indicators about customer demand during a quarter, we may experience revenue shortfalls, and such shortfalls may have a material adverse impact on our earnings because we may not be able to adequately and timely adjust our expense levels. For example, in our third quarter of fiscal 2012, we experienced a higher than normal percentage of orders in the third month of the quarter, which put increased pressure on our operations to fulfill orders in a timely manner. If this occurs in future quarters, our revenue performance could be affected, and we may fail to meet securities analysts’ and investors’ expectations, which may cause the price of our stock to decline.
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
Our business depends on the overall demand for IT and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the global economic environment remain uncertain or continue to be volatile, or if they deteriorate further, our business, operating results, and financial condition may be adversely affected in a material way. As we experienced in the third quarter of fiscal 2013, economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to meet our expectations and forecast future periods. In particular, we cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations and growth rates. The purchase of our products or willingness to replace existing infrastructure in some vertical markets may be discretionary and may involve a significant commitment of capital and other resources. Therefore, weak economic conditions, or a reduction in IT spending would likely adversely impact our business, operating results and financial condition in a number of ways, including longer sales cycles, lower prices for our products and services, and reduced unit sales. A reduction in IT spending could occur or persist even if economic conditions improve. In addition, if interest rates rise or foreign exchange rates weaken for our international customers, overall demand for our products and services could be further dampened, and related IT spending may be reduced. Furthermore, any increase in worldwide commodity prices may result in higher component prices and increased shipping costs, both of which may negatively impact our financial results.
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
Competitive products may in the future have better performance, more and/or better features, lower prices and broader acceptance than our products. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. In addition, some of our competitors offer a broader range of products than we do, which could allow them to bundle products in a manner that make it challenging for us to compete based on price. Potential customers may prefer to purchase from their existing suppliers rather than a new supplier, regardless of product performance or features. Currently, we compete with a number of large and well-established public companies, including Cisco Systems, Hewlett-Packard and Motorola, as well as smaller companies and new market entrants, any of which could reduce our market share, require us to lower our prices, or both.
We expect increased competition from our current competitors, as well as other established and emerging companies, as our market continues to develop and expand. Our channel partners could market products and services that compete with our products and services. In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. Many of the companies driving this consolidation trend have significantly greater financial, technical and other resources than we do and are better positioned to acquire and offer complementary products and technologies. The companies resulting from these possible consolidations may create more compelling product offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or product functionality. Continued industry consolidation may adversely impact customers’ perceptions of the viability of smaller and even medium-sized technology companies and, consequently, customers’ willingness to purchase from such companies. These pressures could adversely affect our business, operating results and financial condition in a material way.
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
We derive a significant portion of our revenue from customers outside the United States. We have sales and technical support personnel in numerous countries worldwide. In addition, our product configuration and fulfillment are handled in Singapore and a portion of our engineering and order management efforts are currently handled by personnel located in India and China, and we expect to expand our offshore development efforts within India and China and possibly in other countries. We expect to continue to add personnel in additional countries. Our international operations subject us to a variety of risks, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	the difficulty in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers;

•	the risks and costs in obtaining product compliance certifications;

•	unfavorable changes in tax treaties or laws;

•	tariffs and trade barriers, export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	increased exposure to foreign currency exchange rate risk;

•	increased exposure to political and economic instability, war and terrorism;

•	limited protection for intellectual property rights in some countries; and

•	increased cost of terminating international employees in some countries.
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

Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenue. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenue and could adversely impact our business and financial results in a material way. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenue and gross margin. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies.
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
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against us or against our customers or channel partners for which we may be liable. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As our business expands and the number of products and competitors in our market increases and overlaps occur, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, or require us to pay substantial settlement amounts or judgment damages. In light of our operating results, a large settlement or non-appealable judgment could have a material adverse effect to our financial condition.
Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. government spending could adversely affect our sales and future results.
On August 2, 2011, the President signed into law the Budget Control Act of 2011 (the "Budget Control Act"), which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act created a Congressional Joint Select Committee on Deficit Reduction (the "Committee") that was tasked with proposing additional deficit reduction of at least $1.5 trillion over ten years. As the Committee was unable to achieve its targeted savings, the Budget

Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In addition, the nation's debt ceiling is currently expected to be reached during the first half of calendar 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, the outcome of that debate could have a significant impact on future U.S. Government spending plans.
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
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our indirect channel. We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 94.1% and 92.0% for the third quarter of fiscal 2013 and fiscal 2012, respectively. We expect that over time, indirect channel sales will continue to constitute a significant majority of our total revenue. Accordingly, our revenue depends in large part on the effective performance of our channel partners. The table below represents the percentage of total revenue from our top channel partners (*indicates less than 10%):

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
ScanSource, Inc. (“Catalyst”)	19.2%	21.0%	19.8%	20.3%
Synnex Corp.	12.3%	*	10.3%	*
Avnet Logistics U.S. LP	*	12.8%	*	13.7%
Our agreements with our channel partners generally provide that they use reasonable commercial efforts to sell our products on a perpetual basis unless the agreement is otherwise terminated by either party. Our agreements with our top channel partners, ScanSource, Inc., Synnex Corp, and Avnet Logistics U.S. LP automatically renew each year for one year terms unless written notification of termination is received at least 60 to 180 days prior to the end of the term then in effect. In addition, our agreement with ScanSource, Inc. contains a most-favored nation clause, pursuant to which we represent that the price charged and the terms offered to ScanSource, Inc. will be no less favorable than those made available to other channel partners who purchase similar quantities. However, the scope of such most-favored nation clause is narrow and specific, and we have not to date incurred any obligations related to such term in the agreement.
Some of our indirect channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners (* indicates less than 10%):

	April 30, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	20.0%	15.7%
Avnet Logistics U.S. LP	*	19.0%
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
Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have no minimum purchase commitments with any of our VADs, VARs, or OEMs, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contract on short notice. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products. Our channel partners may choose not to focus primarily on the sale of our products or offer our products at all. Our failure to establish and maintain successful relationships with indirect channel partners would likely have a material adverse impact on our business, operating results and financial condition.
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
In our recent history we have incurred net losses and we may not achieve profitability in the future.
We have a history of losses, with a few quarters of profitability during fiscal 2013, 2012 and 2011. We experienced a net loss of $20.2 million and $0.8 million during the three months ended April 30, 2013 and three months ended October 31, 2012, respectively, and a net loss of $8.9 million for fiscal 2012. As of April 30, 2013 and July 31, 2012, our accumulated deficit was $129.8 million and $113.8 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire additional personnel for sales and marketing and technology development, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not achieve profitability again in the future. As a result, our business could be harmed, and our stock price could decline.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenue is difficult to predict. Our sales efforts involve educating our customers about the use and benefits of our products, including the technical capabilities of our products and the potential cost savings achieved by organizations that utilize our products. Customers typically undertake a significant evaluation process, which frequently involves not only our products but also those of our competitors and can result in a lengthy sales cycle, which typically ranges four to nine months in length but can be as long as 18 months. For example, we recently introduced Aruba ClearPass, a new product that is designed to securely provision and onboard iOS, Android, Mac OS X and Windows 7 Mobile devices on any network. Because this is a new product offering, potential customers may require a lengthy evaluation period before they make a purchase decision. We spend substantial time, effort and money in our sales efforts without any assurance that our efforts will produce any sales. Even after making the decision to purchase, customers may deploy our products slowly and deliberately. In addition, product purchases are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing and other delays. Specifically, we view the federal vertical as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in this vertical. Customers may also defer purchases as a result of anticipated or announced releases of new products or enhancements by our competitors or by us. Product purchases could be delayed by the volatile global economic environment, which have introduced additional risk into our ability to accurately forecast sales in a particular quarter. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way.
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
Our acquisitions have resulted in total goodwill of $56.9 million and intangible assets, net of $21.3 million as of April 30, 2013. Goodwill is reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure investors that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business, financial condition, and results of operations.
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
In addition, rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products. Compliance with these rules is likely to result in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in our products.
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
During the nine months ended April 30, 2013, we repurchased a total of 1,604,142 shares for a total purchase price of $30.5 million. As of April 30, 2013, we repurchased a cumulative total of 3,012,646 shares for a total purchase price of $50.4 million, with $49.6 million remaining authorized under the stock repurchase program. There was no such repurchase during the three months ended April 30, 2013, and there were no such repurchases during the three and nine months ended April 30, 2012.

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
Dated: June 6, 2013

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: June 6, 2013

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