Form 10-K
period 2013-07-31
ARUBA NETWORKS, INC.
filed 2013-09-24
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
 _________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2013
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
None
_________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,536,657,275, based on the closing price of such stock reported for such date on the NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 115,320,577 as of September 18, 2013.
_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARUBA NETWORKS, INC.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would” and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that revenue from our indirect channels will continue to constitute a significant majority of our future revenue;

•	that the number of mobile devices will grow exponentially;

•	that competition will intensify in the future as other companies introduce new products in the same markets we serve or intend to enter;

•
that our product offerings, in particular our Mobile Virtual Enterprise ("MOVE") architecture, including our new ClearPass and Aruba Instant products, will enable broader networking initiatives by both our current and potential customers;

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland;

•	that within our indirect channel, sales through our value-added distributors, ("VADs"), and original equipment manufacturers ("OEMs"), will continue to be significant;

•	that international revenue will increase in absolute dollars and as a percentage of total revenue in fiscal 2014 compared with fiscal 2013;

•	that research and development expenses for fiscal 2014 will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal 2013;

•	that we intend to continue to invest significantly in our research and development efforts;

•
that sales and marketing expenses for fiscal 2014 will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and will increase as a percentage of revenue compared with fiscal 2013;

•	that general and administrative expenses for fiscal 2014 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2013;

•
that we have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties and depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements;

•	that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated cash requirements for at least the next 12 months;

•	that we do not plan to incur any material capital expenditures for environmental control facilities in fiscal year 2014;

•	that we will ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk; and

•
that we will increase our market penetration and extend our geographic sales reach both domestically and internationally through our network of channel partners and by increasing our direct sales force.

These forward-looking statements are based on information available to us as of the date of this report and current expectations, forecasts and assumptions are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission, or SEC. Our forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

PART I

ITEM 1.	BUSINESS

Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell products and services designed to solve our customers' secure mobility requirements through our Mobile Virtual Enterprise ("MOVE") architecture, which unifies the network infrastructure, access management and mobility applications into one integrated system that offers strong security and a simplified approach to bring-your-own-device ("BYOD") initiatives.
We believe the market for mobility solutions in the enterprise is changing and that the explosion of mobile devices is forcing information technology ("IT") departments to radically revise the way they approach provisioning and supporting these devices in the workplace. Our goal is to provide simplified, dependable solutions that permit IT departments to quickly, securely and cost-effectively meet their mobility and BYOD needs. We address these needs with our flexible MOVE architecture, a fundamentally new network architecture, designed for an increasingly mobile and wireless universe of end-users. MOVE is comprised of three major components. The first component consists of our mobility-centric network infrastructure, including our mobility controllers, access points, mobility access switches, remote access points, Virtual Private Network ("VPN") software and AirWave management. The second component of MOVE is our next-generation access management solution, including ClearPass for application, device and networks usage controls. The third component consists of our mobility applications, including our WorkSpace mobile application, our Application Programming Interfaces ("APIs") and our Meridian application for visitor engagement through indoor way-finding and targeted location-based messaging.
We conduct business in three geographic regions: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific & Japan ("APJ"). Our products and services have been sold to more than 30,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the United States. Our Value Added Distributors ("VADs") and Original Equipment Manufacturers ("OEMs") sell our portfolio of products, including a variety of our support services, to a diverse number of Value Added Resellers ("VARs"), systems integrators and service providers. Also, certain of our OEMs sell directly to end customers.
Headquartered in Sunnyvale, California and founded in 2002, Aruba is led by Dominic Orr, President and Chief Executive Officer and Keerti Melkote, Founder and Chief Technology Officer. Our website address is www.arubanetworks.com.
Industry Trends and Strategy
The number of mobile devices is growing exponentially and, according to some estimates, could soon equal or exceed the number of people on the planet. In addition, pockets of Wi-Fi hot spots are blending into increasingly continuous coverage zones, making Wi-Fi availability more pervasive than ever. The combination of instant access and mobility is shaping numerous facets of everyday life, including the next-generation workplace.
Supporting mobile users and their devices has become a difficult to address need for IT departments in enterprises of all sizes. What seems easy to a user - getting network access via a personal device - is complex to manage for IT professionals. To accommodate a changing mix of mobile users, IT staff members in different functional areas must make changes to separate network, security and management systems. This takes time because existing network and supporting system designs are generally fixed and port-centric, relying on policies that are tied to a port or stationary device, with little or no regard for the multiple devices and applications in use.
At the same time, in many organizations, control over the selection of mobile computing devices is rapidly shifting from the IT organization to users. Very often, these devices are employee-owned and are being used by enterprise employees for work-related purposes. IT departments cannot simply block these devices or deliver only restricted network access, but instead must find a way to securely provision and support these devices quickly, easily and cost effectively.
Traditional port-based network architectures were designed for enterprise-owned, fixed devices connected to physical Ethernet ports. These legacy networks treated wireless as a "convenience network" and are not well suited to accommodate the growing trend of mobility in the enterprise. As a result, organizations need a fundamentally new network architecture, designed for mobility and built on the assumption that a majority of users will soon be "all-wireless."

Aruba is executing on a comprehensive, mobility-centric strategy to help our customers address this need. Our strategy focuses on delivering innovation, differentiation and a go-to-market and customer service experience defined by best-in-class wireless and mobility technical expertise. Our products and services are designed to solve the three fundamental mobile enterprise needs for: network infrastructure, access management and mobility applications. The following are key market and customer requirements that guide our strategy and product development efforts:
Network Infrastructure Needs

•
Support for diverse network environments - A typical mobile enterprise is comprised of a wide variety of environments, ranging from very large campuses with thousands of users, to small branch locations that may even include tele-worker locations with a single user. Implementing point solutions for each environment would be too costly and complex for IT to manage. As a result, these mobile enterprises need a seamless mobile access solution that is cost-optimized for each of these environments.

•
Scalability to support the entire enterprise - As more users abandon the legacy wired network and use an increasing number of mobile devices, customers need mobile access solutions that have the ability to scale dramatically, not just for users and applications but for future demands as well.

•
Support for emerging mobile applications - Employees and visitors to mobile enterprises demand secure mobility solutions designed to support emerging applications such as location services (way finding, user engagement, asset-tracking and inventory management, etc.), high-definition video and unified communications.

•
Reliable, high-capacity Radio Frequency ("RF") even as the variety and density of devices increases - Enterprise users often use multiple wireless-enabled devices simultaneously - and we expect the number of employed devices to continue to increase. As the environments in which these devices are used become more crowded, customers have begun to demand mobile access solutions that function with a wide variety of devices and provide high throughput and optimal performance in very user- and device-dense environments.

•
Ease of implementation and efficient operations - In a mobile enterprise, IT may need to support mobile access networks in hundreds of locations, some of them thousands of miles away without local IT support. To meet these demands, IT departments will need simple network set up and configuration as well as easy to use management solutions to streamline operations and reduce overhead costs. These management systems must automate and simplify network set-up, configuration, end-to-end diagnostics, troubleshooting, reporting and more. To provide complete visibility and control as global enterprise networks evolve over time, the management systems that IT employs must support both new and legacy wired and wireless infrastructure from multiple vendors.

Access Management Requirements

•
User-based policy for both security and mobility - Wireless networks cannot be confined within a building's walls, rendering obsolete traditional wired network physical security models that depend on an impenetrable physical perimeter. Network access privileges and permissions must be clearly defined on a per-user basis to enable secure access and the reliable delivery of data, voice, video, and other applications to mobile users. Guests and contractors must be supported, but unauthorized wireless devices that could potentially circumvent network security must be detected and blocked. Enforcing these security policies must not negatively impact the user experience or interfere with user mobility.

•
Enable "self-service" models for the new BYOD enterprise - IT organizations are typically staffed to support a traditional model in which a user is assigned a single PC that is owned and managed by the enterprise, with a defined set of enterprise applications. The BYOD phenomenon has disrupted this support model, but enterprises generally cannot afford to dramatically increase IT staff to support the unprecedented number and variety of devices and user-selected applications. As a result, IT departments need mobility solutions that address this challenge by enabling self-support work flows to relieve the burden on IT and empower users to securely provision and support themselves.

Mobility Application Demands

•
Delivering applications reliably in a mobile environment - As enterprise users evolve to an "all-wireless" access model, latency-sensitive applications (like voice and video) that were previously delivered over a fixed wired network must perform optimally in a wireless environment. Because early generations of wireless networks lacked “application awareness,” enterprises struggled with the mobile unified communications applications that have become increasingly prevalent and important to their businesses. New mobility access solutions must be “application aware” so they can identify, secure and prioritize traffic from these applications to ensure optimal performance.

•
Engaging the public and customers - “Public Facing Enterprises” such as businesses and organizations in the health care, retail and hospitality industries are increasingly looking to mobile devices and applications as critical touch points to their customers to improve overall customer engagement and loyalty. As a result, mobile applications that leverage network infrastructure (with context on user, device, application and location) will be attractive to these public-facing enterprises.
Solutions, Products and Technologies
Keeping in mind each of these key industry trends and customer needs, we have designed our BYOD and mobility infrastructure solutions based on our flexible MOVE architecture. Our core solutions include products that:

•	deliver smarter, faster Wi-Fi access with 802.11n and 802.11ac;

•	mobilize voice and video unified communications;

•	deliver simple wireless networking for mobile, printing and display devices;

•	enable self-service BYOD access management;

•	provide simple Wi-Fi management solutions for distributed enterprises and small-to-medium enterprises; and

•	offer indoor mobile engagement applications for public-facing enterprises.
To enable these solutions, we leverage layer 4-7 contextual visibility - meaning that our products are able to manage user roles, device types, application flows, location and time-of-day - and we extend this intelligence across the network to devices and applications. Our MOVE architecture can be deployed in various ways,with centralized or distributed branch options, based on an enterprise's size, needs and budget. Our flexible approach allows our customer IT departments to support mobility and BYOD cost-effectively.
Our MOVE architecture is comprised of three major components:

•
Mobility-Centric Network infrastructure. This is comprised of Mobility Controllers for flow-based traffic management, wireless Access Points (APs), Mobility Access Switches, Remote Access Points (RAPs), Virtual Intranet Access VIA client software and AirWave management for wired, wireless and remote networks.

•	Next-Generation Access Management. This is our ClearPass Access Management System for application, device and network usage controls.

•
Mobility applications. These end-user tools include the Aruba WorkSpace mobile app for BYOD; Aruba APIs for location and analytics applications; and the Meridian application for visitor engagement through indoor way-finding and targeted location-based messaging.

Mobility-Centric Network Infrastructure
Our suite of mobility-centric network infrastructure solutions are designed to alleviate the pain points we believe our customers and their IT departments are facing, including the need to provide support for diverse network environments, scalability to support the entire enterprise, support for emerging mobile applications, reliable high-capacity RF for high-density environments, and ease of implementation and efficient operations.
Access Points
Based on industry standards, including 802.11ac, Aruba APs are designed to deliver secure Wi-Fi client access to a variety of indoor and outdoor enterprise wireless Local Area Network ("WLAN") environments. Our APs can be centrally managed by Aruba Mobility Controllers or deployed in controllerless Aruba Instant mode.
In controllerless Aruba Instant mode, a dynamically elected AP automatically distributes the network configuration to other Aruba Instant APs in the WLAN. Users can simply power-up one Instant AP, configure it over the air, and plug in the other APs, permitting the setup of an entire network in minutes.
When managed by our Mobility Controllers, Aruba APs offer centralized configuration, data encryption, policy enforcement and network services, as well as distributed and centralized traffic forwarding.
Aruba APs are designed to meet the most challenging security, client performance and density requirements with capabilities such as:

•	patented ClientMatch technology that ensures mobile devices roam efficiently by steering them to the AP and radio with the best reception for that device;

•	adaptive Radio Management technology that ensures Aruba APs stay clear of interference, resulting in a more reliable, higher performance WLAN;

•	integrated wireless security that identifies and mitigates wireless threats and intrusions by rogue devices; and

•	integrated spectrum analysis that identifies sources of RF interference and eliminates the need for hand held spectrum monitors multiple management servers, new APs and dedicated sensors.

Mobility Controllers
Aruba Mobility Controllers are designed to create a single, unified network to manage wired and wireless access across indoor, outdoor and remote locations. Aware of all network devices, users, applications and locations, Mobility Controllers run the ArubaOS operating system and also maintain configurations and automate software updates for other Aruba Mobility Controllers, Mobility Access Switches and APs.
With ArubaOS, Mobility Controllers perform security and system administration, as well as hardware-based routing, switching and data encryption. ArubaOS supports additional software modules including the Policy Enforcement Firewall with AppRF technology, RFProtect with Spectrum Analysis and Wireless Intrusion Protection, Advanced Cryptography with military-grade Suite B encryption, and xSec advanced Layer 2 encryption.
Mobility Access Switches
Aruba Mobility Access Switches enable secure, role-based network access for wired users and devices, independent of their location or application. Installed in the wiring closet or at branch offices, Mobility Access Switches deliver wire-speed Gigabit Ethernet switching and operate as high-performance wired access points when deployed with Aruba Mobility Controllers.
Remote Access Points
Designed for branch offices and home tele-workers, these are single- and dual-radio RAPs that feature wired and wireless network access, zero-touch provisioning, role-based access control, policy-based forwarding, air monitoring, and wireless intrusion protection.
AirWave Network Management
AirWave offers end-to-end clarity and control over mobile users on multi-vendor, multi-site networks. It includes user location and mapping capabilities, real-time monitoring, proactive alerts, historical reporting, and troubleshooting.
Virtual Intranet Access
VIA client software provides secure Wi-Fi connectivity for Android, iOS, Mac OS and Windows mobile devices and laptops. Unlike legacy VPNs, VIA chooses the most optimal enterprise network connection and configures mobile device settings to ensure a simple, zero-touch wireless experience.
Outdoor Wireless Mesh Routers
Aruba AirMesh outdoor wireless mesh routers are designed to be deployed where wired connectivity is impractical or unavailable. They combine a high-performance multi-radio architecture with intelligent Layer 3 routing for greater reliability and scalability. The result is a high-capacity, multi-service mesh network that is optimized for multimedia applications in municipal, public safety and industrial deployments.
Access Management
Our ClearPass access management system is designed to solve our customers' need for user-based policy for both security and mobility as well as enablement of the self-service model for the BYOD enterprise.
ClearPass Access Management
The Aruba ClearPass Access Management System, with its WorkSpace capabilities, integrates network access control (NAC), mobile device management (MDM) and mobile application management (MAM) into a single platform that can be deployed with almost any network. ClearPass also simplifies the provisioning of guest network access, allowing employees to create accounts for their own guests or visitors to self-register. Account credentials can be sent to guests via text message and can be set to expire automatically. ClearPass offers visibility into guest access activities, making it easy to audit network usage and meet compliance mandates.
Mobility Applications
Our suite of mobility applications are designed to address our enterprise customers' desire to deliver applications in a mobile environment and to provide solutions that engage the public and end-users with location-based way-finding and messaging.

WorkSpace Mobile Application
The WorkSpace mobile application enables users to onboard their own devices, organize work apps, share AirPrint and AirPlay devices, and provision guest network access. Users can view app policy status, access an enterprise app store, and obtain a single sign-on for work apps.
Meridian Applications for Visitor Engagement
Meridian-powered custom and consumer mobile applications leverage location-over-Wi-Fi information to provide vistor engagement services to casinos, hospitals and, large public venues, and other facilities. Many retailers and resort hotels use Meridian to engage customers with indoor way-finding and targeted location-based messaging.
Customer Support, Professional Services and Training
Aruba provides world-class customer support and professional services designed to keep our customers' networks operational and running at peak efficiency. The Aruba Support Center provides customers and partners with 24×7 access to critical technical information, such as FAQs, field alerts, release notes, product documentation, best practices documentation, and software and firmware updates and upgrades. Customers may receive 24x7 support directly from Aruba's technical assistance center ("TAC") or through Aruba authorized support partners. Extended support agreements, premium support services and advance hardware replacement are also offered.
Design, implementation, configuration and optimization of Aruba products in customer environments may require expert-level services. These professional services are typically delivered by Aruba's authorized VARs and other partners. Aruba maintains a network of ServiceEdge partners who are specifically trained to provide these types of services to customers and other partners. In addition, Aruba sometimes delivers professional services for ClearPass and other technologies directly to customers, using Aruba's own high-skilled service delivery engineers.
Aruba also offers online and hands-on, instructor-led technical training for our broad range of products, which includes rigorous Technical Certification Programs for customers and partners who have demonstrated excellence in specific Aruba technologies. Finally, Aruba customers and partners can leverage our on-line community, Airheads Social, for Aruba and community-sourced technical information, best practices and customer support services. Our community can be accessed at community.arubanetworks.com.
Segment Information
We operate as one reportable and operating segment—selling our ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
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
Customers
Our products and services are sold and supported worldwide to customers in most major industries including: general enterprise; high tech enterprise; industrial enterprise; higher education; K-12 education; health care; retail; federal, state, and local governments; financial services; and hospitality. Our products are deployed in a wide range of organizations from small organizations to large multinational corporations.
For a description of our revenue based on our customers’ geographic locations, see Note 12 -Segment Information and Significant Customers of Notes to Consolidated Financial Statements.

Sales and Marketing
We sell our products and services directly through our sales force and indirectly through our VAR, VAD and OEM partners:

•
Our sales force — Our sales force operates in each of the following regions: the Americas, EMEA and APJ. Each sales force is responsible for managing all direct, as well as channel, business within its designated geographic territory.

•
VARs, VADs and OEMs — Our VARs, VADs and OEMs market, sell, and deploy our solutions to a broad array of organizations. Some of these VARs also purchase our solutions and offer them to their end customers as a managed service. We continue to grow the use of our channel partners in each of our theatres of operations.

As part of our continuing efforts to improve operating leverage through our channel partners, we are increasingly relying on our VARs, channel managers, and sales support team to manage smaller-sized deals. This improves our sales productivity and enables our direct sales teams to focus on large customers.
Our marketing activities include lead generation, training, tele-sales, advertising, website operations, direct marketing, and public relations, as well as participation at technology conferences and trade shows.
We expect that, over time, our channel partner sales will continue to constitute a significant majority of our total revenue and we intend to increase our market penetration and extented our geographic sales reach both domestically and internationally through our network of channel partners and by increasing our direct sales force.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security, software development and RF. Our research and development efforts are focused in Sunnyvale, California, Bangalore, India and Beijing, China. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our product offerings and solutions capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2013, 2012, and 2011 are disclosed in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Manufacturing
We outsource the manufacturing of a significant majority of our hardware products to contract manufacturers and original design manufacturers. These manufacturing partners help us optimize our operations by lowering costs and reducing time to market. Our major manufacturing partners are Flextronics, Sercomm, Accton and Wistron NeWeb Corp. Our manufacturing agreement with Flextronics is automatically renewed each year for successive one-year terms unless we or Flextronics provides at least 90 days’ advance written notice to the other party of an intent not to renew. In addition, the agreement may be terminated by us or Flextronics for any reason upon 180 days’ advance written notice to the other party.
In addition, we utilize a Flextronics facility in Singapore for production of specialized products and fulfillment operations for customer shipments to most APJ and EMEA destinations. We also have a second fulfillment center located in Sunnyvale, California that is primarily responsible for customer shipments destined to locations in the Americas. We perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components.
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
We also incorporate certain generally available software programs into our architecture through license agreements with third parties. We have also entered into license agreements with Qualcomm, Inc. (“Qualcomm”) and Broadcom Corporation (“Broadcom”), each of which is a sole supplier of certain components used by our manufacturing partners, in the production of our products. These license agreements are only for one-year terms and each may be terminated prior to the end of the then-current term. If these agreements were to be terminated, we would be required to redesign our hardware and software in order to incorporate technology from alternative sources.

Competition
The market for secure mobility products is highly competitive and constantly evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that enables mobility, security, and the delivery of converged application services. We believe other principal competitive factors in our market include the performance and reliability of our solutions, the average selling price (including the size of any discounts), total cost of ownership, return on investment, our ability to introduce new products quickly and effectively, our ability to deploy easily into existing networks, the interoperability of our solutions with other devices, the scalability of our solutions, our ability to reduce production costs, our ability to increase brand awareness and our reputation, our ability to provide secure mobile access to the network, speed of our mobile connectivity offering, our ability to allow the centralized management of networks, our ability to conform to standards and obtain regulatory and other industry certifications, and the strength and scale of our sales and marketing efforts, professional services and customer support.
Our competitive position also depends on our ability to innovate and adapt to meet the evolving needs of our customers. We believe we compete favorably in each of these areas, although, we expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter.
Our primary competitors include a number of large and well-established public companies including Cisco Systems, Inc., Hewlett-Packard Company, and Motorola Solutions, Inc. We also face competition from a number of smaller public and private companies and new market entrants.
Our key competitive differentiators include the following:

•	the ability of our MOVE architecture to seamlessly unify wired and wireless into one cohesive network access solution, providing context-aware and secure user access to appropriate network services;

•
our adaptive 802.11ac and 802.11n products with infrastructure-based controls which lower customer costs by simplifying deployments, as well as securely and reliably delivering data, toll-grade voice, and high-definition video applications;

•	our NSA-developed Suite B military-grade security for access control and data privacy;

•
our Virtual Branch Network (“VBN”) solution, including Mobility Controllers, Aruba Instant, Remote Access Points and Virtual Internet Access client software which delivers the security of VPN, the economy of broadband, the simplicity of one-touch installation and the efficiency of centralized management for tele-workers and small branch offices;

•
our AirWave Wireless Management Suite, which enhances operations management, reduces complexity and support costs, and extends the life of existing infrastructure through a multi-vendor, user-centric approach;

•	our ClearPass solution, which delivers a complete solution for BYOD environments and access management;

•
our recently acquired Meridian application which leverages our access point Wi-Fi information to provide visitor engagement services to our customers' end-users in the public facing enterprise environment, allowing these customers to provide indoor way-finding and targeted location-based messaging to the end-users within their establishments; and

•	our Aruba Instant product for enterprise branch, mid-market business and managed services opportunities.
Backlog
In our experience, the actual amount of product backlog at any particular time is not a meaningful indication of our future business prospects. Because we allow customers to cancel or change orders with limited advance notice prior to shipment or performance and because some orders remain in backlog due to concerns about the credit worthiness of the partner or customer, we do not consider backlog to be firm and do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
Intellectual Property
Our success as a company depends critically upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
We have been granted numerous patents and have a growing pending patent portfolio. We intend to file additional patents in the future, as well as counterparts for these patents and patent applications in other jurisdictions around the world as appropriate.

Aruba Networks®, Aruba The Mobile Edge Company® (stylized), Aruba Mobility Management System®, People Move Networks Must Follow®, Mobile Edge Architecture®, RFProtect®, Green Island®, ETips®, ClientMatch™, Virtual Intranet Access™, ClearPass Access Management Systems™, Aruba Instant™, ArubaOS™, xSec™, ServiceEdge™, Aruba ClearPass Access Management System™, Airmesh™, AirWave™, Aruba Central™, and “ARUBA@WORK™ are Marks of Aruba Networks, Inc. in the U.S. and certain other countries. This list may not necessarily be complete and all-inclusive.
In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U. S. and international copyright laws.
Environmental Laws
Our products and certain aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of our products and the recycling and treatment and disposal of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Our products contain modest amounts of gold and tantalum and in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), we are undertaking a comprehensive analysis of our supply base to ensure none of these minerals are sourced from the Democratic Republic of the Congo or adjoining countries. We do not knowingly use minerals sourced from these countries. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. In addition, when selecting manufacturing and distribution partners we evaluate their supply chain policies to reasonably ensure they are compliant and then monitor these partners to reasonably ensure they remain in compliance. We did not incur any material capital expenditures for environmental control facilities in fiscal year 2013, and none are planned for fiscal year 2014.
Corporate Information
We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1344 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com.
Employees
As of July 31, 2013, we had 1,473 employees worldwide, of which 580 were engaged in sales and marketing, 586 were engaged in research and development, 166 were engaged in general and administrative functions, 103 were engaged in customer services and 38 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.
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
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. These risks are not presented in order of importance or probability of occurrence.
Risks Related to Our Business and Industry
Risks Relating to Our Finances and Operations
Our operating results may fluctuate significantly, which makes our future results difficult to predict and could cause our operating results to fall below expectations or our guidance and could cause our stock price to fluctuate.
Our annual and quarterly operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future results. These fluctuations may be due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results as an indication of our future performance.
In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each fiscal quarter in the last month of that fiscal quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of each fiscal quarter, we would be forced to delay those shipments and the revenue that goes with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each fiscal quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the amount of unexpected revenue shortfall. If either of these eventualities were to occur, we would expect our revenue to be adversely affected, and we might fail to meet securities analysts' and investors' expectations, which could cause our stock price to decline.
In addition to other risks listed in this “Risk Factors” section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers' budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our dependence on several large vertical markets, including the government, health care, retail, enterprise and education vertical markets;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	product mix and average selling prices, as well as increased discounting of products by us and our competitors;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers and component suppliers;

•	our contract manufacturers' and component suppliers' ability to meet our product demand forecasts;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	fluctuations in our tax rate due to various factors, including the mix of our domestic and international revenue;

•	the impact of one-time events, such as acquisitions and litigation settlements;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during recent fiscal years.
Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies in rapidly evolving markets characterized by rapid technological change of our size, resources and operating history. Because our quarterly operating results are difficult to predict even in the near term, in one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this were to occur, the trading price of our common stock could decline significantly. Stock price declines could occur, and have occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Our business depends significantly on economic conditions generally and the demand for products and services in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates, reduced capital spending, and uncertainty regarding the U.S. federal budget and the recent sequestration. In addition, the sovereign debt default risks in certain European Union countries as well as conflicts in the Middle East and elsewhere have created political and economic uncertainties that have impacted, and continue to impact, worldwide markets. Economic growth in the U.S. and many other countries remains low and the length of time these adverse economic conditions may persist is unknown.
These global and regional adverse economic conditions directly and indirectly impact our customers and the decisions they make regarding whether to make capital commitments and spend resources on IT generally and our solutions in particular. A customer's decision to purchase our solutions, or to replace existing infrastructure, tends to be discretionary and generally involves a significant commitment of capital and other resources. As a result, when our customers and potential customers are faced with weak economic conditions, we can expect one or more of the following reactions: reductions in overall IT expenditures, longer sales cycles, demand for lower prices, requests for longer payment terms, reduced unit sales, and purchases of lower cost solutions with fewer features.
These types of customer reactions have in the past resulted in (and may in the future continue to result in) delayed sales cycles, canceled sales and lower overall revenues, which have (as we experienced in the third quarter of fiscal 2013) negatively impacted (and may again negatively impact) our ability to meet our financial forecasts and achieve our expected rates of growth. Although we would expect the impacts of these customer reactions to ameliorate as economic conditions improve, one or all of these reactions could continue or increase even if global and regional economic and market conditions become more favorable.
Although demand for products and services in the enterprise mobility market has continued to grow despite the global economic slowdown, the rate of that growth has slowed. We believe that the adverse global economic climate has played (and will continue to play) a roll in the slower growth rates for products and services in the enterprise mobility market, including our suite of solutions. If the overall market demand for the types of solutions we sell does not grow or fails to grow at the rates we expect (and we do not otherwise increase our share of the market), then our revenue, business and operating results would likely be adversely impacted. In addition, if interest rates were to rise or foreign exchange rates were to weaken for our international customers, overall demand for our solutions could be further dampened, and related IT spending might be reduced. Furthermore, any increase in worldwide commodity prices might result in higher component prices and increased shipping costs, both of which would be likely to negatively impact our financial results.
We expect our gross margin to vary over time and our recent level of product gross margin may not be sustainable. Fluctuations and/or declines in our gross margin could cause our stock price to decline.
Our product gross margins vary from quarter to quarter. For example, our level of product margins declined in fiscal 2013 relative to fiscal 2012 and may continue to decline and may be adversely affected in the future by numerous factors, including: changes in the mix of products sold in our channel, the percentage of revenue we receive from international regions, increased price competition and discounting pressures, increases in material, labor or other manufacturing-related costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, timing of revenue recognition and revenue deferrals, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures. If one or more of these factors were to impact our results, our gross margin may be adversely affected, which in turn could cause our stock price to decline.
Access to capital and ability to bid for acquisitions against much larger capitalized competitors could prevent us from making acquisitions, which could cause us to forego opportunities that would otherwise have increased our market share or expanded our product portfolio.
We have in the past, and may in the future, seek to acquire businesses or technologies to stimulate our growth, enhance our existing solutions, acquire additional talented employees and/or foster our ability to bring new solutions to market. We intend to address these needs through acquisitions of other companies, business divisions, technologies, and personnel.

However, even if we are able to identify attractive acquisition targets, we may not be able to complete those acquisitions, which could negatively impact our growth strategy and cause us to unnecessarily expend management time and other resources.
In any competitive bidding contest for an attractive acquisition target, we may not be able to provide the most attractive offer because several of our competitors have significantly greater cash available for acquisitions. As a result, we may be required to make our offer contingent upon obtaining outside equity or debt financing, which could be perceived by the target as inferior to a non-contingent cash offer, even if our offer were higher. In addition, our larger competitors have greater resources than we do to devote to identifying potential acquisition targets, which also puts us at a competitive disadvantage. If our larger competitors are successful in identifying more candidates and/or placing more favorable bids for target companies, we would be compelled to forego opportunities that otherwise might have increased our market share, employee count or technologies.
We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our business, operating results and financial condition.
In the event we are successful in acquiring new businesses, products or technologies, we will face additional risks, including the following:

•
difficulties in integrating the personnel, operations, systems (including financial reporting and internal control systems), technologies and products of the acquired companies, particularly companies located in foreign jurisdictions or with widespread operations and/or complex products;

•	challenges in retaining and motivating key personnel from these acquired businesses, particularly those critical to the continued success of those businesses;

•	markets not evolving as we anticipated or acquired technologies not proving to be those needed to be successful in our markets;

•	difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations;

•	acquired product quality complications;

•	diversion of management attention from normal daily operations;

•	challenges of managing larger and more widespread operations;

•	difficulties in completing projects associated with in-process research and development (R&D) intangibles;

•	challenges in entering markets in which we have no or limited direct prior experience that have strong competitors;

•	challenges of creating a new go-to market sales action for acquired products outside our traditional area of expertise;

•	increased expenses without sufficient offsetting revenue from the acquired business;

•	failure to achieve targeted cost and revenue synergies;

•	acquired business liabilities, including claims of patent or other intellectual property infringement;

•	initial dependence on unfamiliar or small supply partners; and

•	loss of key employees, customers, distributors, vendors and other business partners of both us and the companies we acquire.
In addition, even if we manage these integration and other risks, the acquisition may fall short of our expectations and may not strengthen our competitive position or otherwise achieve our goals. Moreover, any future acquisition could be viewed negatively by financial markets or investors, which could cause a decline in our stock price.
Depending on the terms of the acquisitions, we could be required to take one or more of the following actions:

•	issue shares of our common stock, which would cause dilution;

•	use a substantial portion of our cash resources, or incur debt, which may require us to agree to restrictive financial covenants;

•	assume known or unknown liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to potential periodic impairment charges;

•	incur amortization expenses related to intangible assets;

•	incur tax expenses related to the acquisition effect on our intercompany cost sharing arrangement and legal structure; or

•	incur large and immediate write-offs and restructuring expenses.
Certain acquisition candidates in the industries in which we participate, particularly in the software business, may carry higher relative valuations (based on earnings multiples) than we do. Acquiring a business may be dilutive to our earnings, especially if the acquired business has little or no revenue. Ultimately, mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and we cannot assure investors that our previous or future acquisitions will be successful.

If we fail to manage future growth effectively, our business would be harmed.
We have expanded our operations and anticipate that further expansion will be required in order to sustain and increase our growth. We intend to increase our market penetration and extend our geographic sales reach both domestically and internationally through our network of channel partners and by increasing our direct sales force. We have increased our offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland, which we plan to continue.
This growth has placed and, we expect it will continue to place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner.
If we fail to manage our growth effectively, we may experience a wide variety of negative impacts to our business. For example, we expect that our continued growth will require us to make significant investments in information technology, or IT, infrastructure. If we do not timely purchase or properly implement these IT infrastructure purchases, we could inaccurately forecast customer demand for a particular product, which could lead to insufficient inventory and then lost sales opportunities. Alternatively, if our IT systems fail to operate as we intend, we could overestimate demand and finish a quarter with obsolete or excess inventory. If any of these were to occur, our growth rate could be impeded. In addition, if our IT systems and related control environments are insufficient to scale with the growth of our operations, we may identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting. If this were to occur, we could miss a filing deadline for one of our periodic reports, which could in turn cause investors to lose confidence in us, negatively impact our ability to access the capital market and cause our stock price to decline.
Also, any future growth would add complexity to our organization and require effective coordination within our organization. We may not be able to successfully implement improvements to our systems and processes in a timely or efficient manner to manage our increasingly disparate and complex organization, which could result in additional operating inefficiencies and could cause our costs to increase more than planned, negatively impact our ability to provide high quality products and services, damage our reputation and brand, and ultimately reduce our rate of growth and harm our business.
In our recent history we have incurred net losses and we may not achieve profitability in the future.
We have a history of losses, with a few quarters of profitability during fiscal 2013, 2012 and 2011. We reported a net loss of $31.6 million for fiscal 2013, a net loss of $8.9 million for fiscal 2012 and net income of $70.7 million for fiscal 2011. As of July 31, 2013 and 2012, our accumulated deficit was $145.4 million and $113.8 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire and retain additional personnel for sales and marketing and technology development, as well as costs of investing in infrastructure and IT systems to sustain our business, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not achieve profitability again in the future. As a result, our business could be harmed, and our stock price could decline.
Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $26.9 million as of July 31, 2013. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
If goodwill or intangible assets were deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized, which would result in incremental expenses for that quarter and a reduction to any earnings or an increase to any loss for the period in which the impairment was determined to have occurred. If and when these write-downs occur, they could harm our business, financial condition, and results of operations. No goodwill or long-lived assets impairment charges were recorded during fiscal 2013, 2012, or 2011.
As in the past, any future economic weakness could cause price and volume fluctuations in global stock markets that might also reduce the market price of our common stock. Declines in our stock price, level of revenues or gross margins would increase the risk that goodwill and intangible assets might become impaired in future periods, which would have an adverse effect on our results of operations. In addition, in response to changes in industry and market conditions, we may be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses. Any decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products.
We may need to raise additional funds in the future and those funds may not be available on acceptable terms or at all.
We believe that our existing cash, cash equivalents, short-term investments and cash from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, need to raise substantial additional capital to: fund our operations, continue our research and development, develop and commercialize new products, acquire companies, license products or other intellectual property, expand sales and marketing activities, or repurchase shares of our common stock.
Our future funding requirements will depend on many factors, including:  customer acceptance of our solutions, cost of our research and development efforts, cost of establishing additional sales, marketing and distribution channels, cost of defending and prosecuting intellectual property infringement claims, competition from our competitors, including pricing pressures that negatively affect our gross margins, the market for different types of funding and overall economic conditions, and the cost of building out our infrastructure.
We may require additional funds in the future, and we may not be able to obtain those funds on acceptable terms, or at all. If we raise additional funds by issuing equity or convertible debt securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt or additional equity financing that we might raise could contain terms that are not favorable to us or our stockholders.
If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, customer support or other resources devoted to our products or cease operations. Any of these actions could harm our operating results.
Risks Relating to our Products, Target Market and Competition
The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenue, growth rates and market share.
The enterprise mobility market in which we compete is highly competitive and is influenced by the following factors:

•	comprehensiveness of our solutions;

•	performance, reliability and features of our solutions;

•	average sales price (including the size of any discounts), total cost of ownership, and return-on-investment;

•	ability to introduce new products quickly and efficiently;

•	ability to easily deploy and operate our solutions in our customers' existing networks;

•	interoperability of our solutions with other devices;

•	scalability of our solutions;

•	ability to reduce production costs;

•	brand awareness and reputation;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	ability to allow centralized management of products; and

•	ability to conform to standards and obtain regulatory and other industry certifications.
Currently, we compete with a number of large and well-established public companies in the broader edge-access market (primarily in the WLAN space), including Cisco Systems, Inc., Hewlett-Packard Company and Motorola Solutions, Inc., as well as smaller public and private companies and new market entrants. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As a result, these competitors may be able to devote greater resources to the promotion and sale of their products and services, better initiate or withstand substantial price competition, more readily take advantage of acquisitions or other opportunities, more quickly develop and expand their product and service offerings, more quickly anticipate, influence or adapt to new or emerging technologies and customer requirements than we can.

Competitors offering a broader range of products than we offer have in the past bundled (and may in the future continue to bundle) products in a manner that makes it challenging for us to compete based on price. Some of these competitors also may have the ability to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our products.
We expect competition to intensify in the future based on the following factors:

•	continued consolidation among our competitors;

•	emergence of new companies as competitors in our markets or new markets in which we elect to participate;

•	expansion by us into new geographic and product markets with new competitors (including companies outside of the traditional infrastructure market) as we broaden our offering of solutions;

•	introduction by other companies of new products in the markets we serve or intend to enter;

•	marketing of competitive products and services by our channel partners; and

•	the rapid pace of technological advancement.
For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from these consolidations could create more compelling product offerings and offer greater pricing flexibility, either or which would make competing on the basis of price, sales and marketing programs, technology or product functionality more difficult for us. Continued industry consolidation may adversely impact customers' perceptions of the viability of medium-sized technology companies and, consequently, customers' willingness to purchase from such companies.
In addition, we can expect competition to develop from new market entrants, which could include our channel partners and customers. If our channel partners purchase companies that compete with us or otherwise begin to market products and services that compete with our products and services, the resulting pressures could adversely affect our business, operating results and financial condition in a material way and may even result in the termination of our relationship with those channel partners. Any actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors, is likely to increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. As we continue to expand globally, we may see new competition in different geographic regions from existing companies with strong technological, marketing and sales positions in those markets. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Moreover, companies with whom we have strategic alliances in some areas may be competitors in other areas, which could negatively impact our existing business relationship with these companies and harm our business.
Competitive products may have better performance, more and/or better features, lower prices and broader acceptance than our products. As a result, if we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. Even if we keep pace with technological advances and market products with better performance or features than our competitors, potential customers may prefer to purchase from their existing suppliers (or a single provider) rather than a new supplier, regardless of product performance or features. Each of these competitive factors could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase (or the loss of) market share, any of which would likely seriously harm our business, operating results or financial condition.
If the market for our products and services does not continue to grow as we expect, our sales, future operating results and financial condition would be adversely affected.
We develop and provide enterprise mobility products and services. The success of our business depends substantially on the continued growth and reliance on Wi-Fi in these markets. The recent growth of the market for Wi-Fi networks is being driven by the increased use of Wi-Fi-enabled mobile devices and the use of Wi-Fi as a preferred connectivity option to support video, voice and other higher-bandwidth uses.
As one of the leading providers of enterprise mobility products and services that operate in a Wi-Fi environment, our year-over-year sales growth depends in part on the growth of the Wi-Fi market as a whole. We expect the market for Wi-Fi in general to continue to grow in the near future, but there can be no guarantee that future growth rates will be consistent with average historical growth rates. Moreover, even though we have continued to grow with the Wi-Fi market, growth in the Wi-Fi market as a whole may be driven in any given year by particular segments of the market in which we have a less significant presence, in which case we would not expect to necessarily grow in lock step with the larger market.
There are a number of reasons why the Wi-Fi market as a whole and the enterprise mobility market in particular may not continue to grow at the rate we expect, including: lower customer adoption rates than we forecast for our new technologies, customer use of alternative technologies (such as 4G and licensed spectrum) to address mobility requirements, increased use by enterprise customers of low-cost, consumer-grade, or customers purchasing Wi-Fi products or managed services from partners with whom we do not have broad, or any, relationships. In the event that continued growth and reliance on Wi-Fi slows in the markets we serve, we would expect that our sales, future operating results and financial condition would be negatively impacted.
Our products are highly technical and may contain undetected hardware errors or software bugs, which could cause harm to our reputation and adversely affect our business.
Our products are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new products to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not have manifested prior to shipment. We cannot provide assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, some errors in our products may only be discovered after a product has been installed and used by customers. Any errors, bugs, defects, malware or security vulnerabilities discovered in our products after commercial release could result in temporary or permanent withdrawal of a product, monetary penalties, decreased customer satisfaction, loss of current or prospective customers, damage to our brand and reputation, reduced sales opportunities, loss of revenues or delay in revenue recognition, reduction in the market acceptance of our new products or new versions of our products, increased development costs, incurrence of product reengineering expenses, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition.
In addition, we could face claims for product liability, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
We depend upon the development of new products and enhancements to our existing products. If we fail to predict and respond to the end-customers' changing needs or to emerging technological trends and industry standards, we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
The enterprise mobility market in which we participate is characterized by quickly changing end-customer needs and rapidly evolving technological trends and industry standards, which result in the frequent introduction of new products and services. For example, changes in customer network architectures are driving a demand for, among other things, cloud-based solutions. To succeed, we must accurately anticipate and rapidly adapt to the new device purchases and application preferences of our end-user customers, quickly react to other technological advances that affect our market, and out-pace our competitors by bringing new products, features and services to market that will meet the latest customer demands, market trends and regulatory requirements. If, for any reason, we fail to successfully react to these market pressures and do not bring competitive new products to market in a timely fashion, then we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
Adaptability to Changing End-Customer Habits and Needs
We expend significant resources on research and development attempting to drive or otherwise anticipate and react to our customers' needs. In addition, from time to time, we acquire other companies to expedite our ability to more rapidly bring products to market and enhance our range of product offerings. For example, for the fiscal year ended July 31, 2013, we spent approximately $139.7 million dollars on R&D of new products and technologies and on enhancements to our existing products, as well as an additional cash payment of $16.8 million to acquire Meridian Apps, Inc. In addition, we are obligated to pay additional cash consideration of up to $10.2 million to certain former Meridian employees who became our employees, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. Both R&D in the enterprise mobility industry and the process of acquiring and integrating new technologies are complex and filled with uncertainties, including:

•	loss of opportunities due to R&D;

•	delays in customer purchases due to budgetary concerns, lengthy evaluation cycles or internal decisions to rely on older technologies or defer purchases until newer technologies are available;

•	failure of new products or enhancements to achieve anticipated acceptance rates by our channel partners and the market; or

•	incompatibility of new products with our existing solutions in terms of technical integration and/or go-to-market strategy.

As a result, we cannot guarantee that any of our significant research and development or acquisition expenditures will lead to the successful or timely introduction of high quality products that will be adopted in our market or compete successfully against the offerings of our competitors.
Response to Technological Advances and Evolving Industry Standards
We also expend significant resources on research and development so that we can rapidly respond to the latest technological advances and industry standards in the enterprise mobility market. We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc., or the IEEE, to ensure that our products are designed to be compatible with industry standards for secure communications over wireless and wireline networks. If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. In addition, if we adapt too quickly to an evolving standard, we face the risk that the adaptation we make may not be aligned with the final adopted standard. For example, recently we began shipping products that comply with the new 802.11ac wireless LAN standard, or the .11ac standard. Although these products are backwards compatible with the .11n standard, we cannot guarantee that the new .11ac standard will be widely adopted or that the IEEE will not modify the .11ac standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected products.
Race to Market and Marketplace Pressures
Even if we accurately anticipate customer needs and react in a timely way to evolving industry standards and technological advances, we may not be successful in developing new products or new product enhancements, or our competitors could beat us to market with their solutions or offer better functionality than we are able to provide. Additionally, even if we are successful in bringing a product to market, once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margin. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. In addition, the introduction of new products and software updates may negatively affect our reputation if customers with legacy products become dissatisfied because the legacy products are unable to support and benefit from our software updates. Any of these challenges may have a material adverse effect on our operating results and market share.
If we are unable to recruit and retain key employees, including members of our senior management, on a cost-effective basis, or if we fail to effectively integrate new key personnel into our organization, we will not be able to compete effectively and our business would be harmed.
Our ability to compete is substantially dependent upon the performance of our key employees, including members of our senior management. As a result, our success is substantially dependent upon our ability to attract and retain talented personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area. Additionally, fluctuations or a sustained decrease in the price of our stock could affect our ability to attract and retain such personnel. In the event our competitors offer more attractive salaries, benefits or equity grants, we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, such employees could have a material adverse effect on our business.
All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business.
Risks Related to Tax

Changes in our tax rates could adversely affect our future results.
Our provision for income taxes could be adversely affected by lower than anticipated earnings in countries that have lower tax rates, and higher than anticipated in countries that have higher tax rates. This factor can result in our effective tax rate being volatile from year to year and from quarter to quarter. Our provision for income taxes also could be adversely affected by non-deductible stock-based compensation, changes in research and development tax credit laws, transfer pricing adjustments, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in accounting principles, tax laws, regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries.
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
If we do not achieve increased tax benefits as a result of our recently modified corporate structure, our financial condition and operating results could be adversely affected.

We recently implemented a modified structure of our corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of these changes, it is possible that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will challenge the tax benefits that we expect to realize as a result of the modified structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, would negatively impact the anticipated tax benefits of the new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If any of these negative effects were to occur, we might not achieve the financial efficiencies that we have anticipated, and our future operating results and financial condition could be adversely affected.
An increasing amount of our cash and cash equivalents may in the future be held outside of the United States and we could be subject to repatriation delays and costs, which could reduce our financial flexibility.
Under our international structure, we expect an increasing amount of our cash and cash equivalents may in the future be held outside the U.S., while many of our liabilities are payable in the U.S.  Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of future cash and cash equivalents in the U.S., our financial flexibility in the future may be reduced, particularly in the areas of acquisition and other investment activity.
Risks Relating to Our Sales

Because we sell a majority of our products through VADs, VARs, and OEMs, if we experience problems affecting our sales with these channel partners, our revenue, cash flow and market share could be harmed.
Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our channel partners. If our channel partners do not perform their services adequately or efficiently, fail to meet their obligations to us, exit the industry, elect to replace our products with products of our competitors or otherwise reduce or terminate our contractual relationship, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue, cash flow and market share.
We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 93.4%, 92.5% and 93.0% for fiscal 2013, 2012 and 2011, respectively. We expect that over time, our channel partner sales will continue to constitute a significant majority of our total revenue. The table below represents the percentage of total revenue from our top channel partners:

	Years ended July 31,
	2013	2012	2011
ScanSource, Inc. (“Catalyst”)	20.8%	21.4%	19.4%
Synnex Corp.	11.6%	*	*
Avnet Logistics U.S. LP	*	14.1%	17.1%
Alcatel-Lucent	*	*	13.9%
(*) Indicates less than 10%.

Because each of our top channel partners represents such a significant percentage of our overall revenue, the loss of all or substantially all sales generated by any one of these top channel partners would be harmful to our business. However, we cannot be certain that our top channel partners, or any of our other channel partners, will continue to sell our products and services at the same volumes, or at all, because we have no minimum purchase commitments with any of them and the contracts we do have generally provide that our channel partners use only reasonable commercial efforts to sell our products. In addition, our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contracts on short notice. For example, our agreements with our top channel partners, ScanSource, Inc., Synnex Corp, and Avnet Logistics U.S. LP are all for no more than one-year terms.
Existing and future channel partners will likely make decisions about whether or not to sell our products based on the quality of our products, the market acceptance of our products, the fact that our direct sales channel may compete with them, whether we elect to establish relationships with channel partners they perceive to be competitive threats, the discounts we offer versus those that our competitors may provide and the commercial viability of our contracts with them. If we fail to maintain the quality of our products or to update and enhance them, existing and future channel partners may elect to work instead with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our products and services. Furthermore, we compete with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products and services. Other channel partners, particularly some of our OEMs who already have diverse product lines, may acquire one of our competitors or internally develop competitive products and then elect to limit or stop incorporating our solutions into their product lines. For this or any other reason, our channel partners may choose not to focus primarily on the sale of our products or offer our products at all.
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	July 31, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	21.4%	15.7%
Synnex Corp.	12.1%	*
Avnet Logistics U.S. LP	13.1%	19.0%
(*) Indicates less than 10%.
In addition to being unable to meet financial obligations to us, channel partners who are impacted by the poor overall economic climate may be forced to layoff sales and support personnel, which may in turn negatively impact their ability to sell our products and services. These channel partners may also face cash flow problems that could prevent them from capitalizing on larger deals that would require them to make inventory purchases beyond their available cash or lines of credit. If the economic situation for these channel partners does not improve, we may be negatively impacted by increased bad debt or decreased sales or both.
Our reliance on our channel partners may expose us to additional risks that could harm our business.
By relying on our indirect channel partners for a significant percentage of our revenue, we may have less contact with the end users of our products, thereby making it more difficult for us to establish brand awareness, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Reduced contact with the end users of our products also would make it more difficult and more costly to establish direct sales relationships with these end users in the event our indirect relationships terminate. In addition, we may be exposed to import/export and other risks when our indirect channel partners make sales into restricted jurisdictions. We depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.
We may provide our indirect channel partners volume discounts off of our list prices, which could reduce our margin to the extent revenue from such channel partners increases as a proportion of our overall revenue. Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
In addition, as we expand into new regions domestically and internationally, we incur substantial costs in hiring, training and retaining salespersons and system engineers in those territories to support our channel partners. If we are not successful in hiring and enabling these new sales personnel, then the revenues that we expect them to generate both directly and through our channel partners may not be sufficient to justify the expense and our business would be harmed.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenue is difficult to predict due the length of our sales cycle, the buying habits and budgetary considerations of our customers, the actual or perceived condition of the economy and the impact of revenue recognition rules on our sales agreements. The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new products, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer's decision to purchase certain of our products, particularly new products, involves a significant commitment of its resources, customers may undertake a significant evaluation process, which may involve not only our products but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Specifically, we view the federal and service provider verticals as highly dependent on large transactions, and therefore we could experience fluctuations from period to period in these vertical.
Even after a customer makes the decision to purchase our solutions, there are a number of factors that may still impact the timing of the actual sale and recognition of revenue from that sale. For example, we may successfully complete a proof of concept with a customer and the customer's IT department may agree to make the purchase, but because of internal customer budget constraints, additional required departmental approvals or unplanned administrative, processing or other delays, the actual sale and deployment may be postponed. We have experienced and may experience in the future purchase delays due to the volatile global economic environment and due to customer anticipation of new Wi-Fi or other standards, or announced releases of new products or enhancements by our competitors or us. In addition, depending on the terms of the sale, we have from time to time been required to delay recognition of revenue from that purchase. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way. In addition to the challenges presented by long sales cycles and risks of purchase delays by our customers, our revenue can also be difficult to predict due to customers that sporadically place large orders with short lead times. As a result, we cannot easily predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, which in turn makes our operating results difficult to forecast and may cause our operating results to vary significantly and unexpectedly from quarter to quarter.
Our ability to sell our solutions is highly dependent on the quality of our support and services offerings, and our failure to offer high quality support and services would have a material adverse effect on our sales and results of operations.
Our customers rely on our support and services organizations to assist them and our partners in implementing our solutions and resolving issues relating to our solutions. A high level of support is critical for the successful marketing and sale of our solutions. In some cases, our channel partners provide support directly to our end-customers. We do not have complete control over the level or quality of support provided by our channel partners. These channel partners may also provide support for other third-party products, which may potentially distract resources from support for our products. If we or our channel partners do not effectively assist our end customers in deploying our solutions, succeed in helping our end customers quickly resolve post-deployment issues, or provide effective ongoing support, it would adversely affect our ability to sell our products to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure, or the failure of our channel partners, to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.
Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. government spending could adversely affect our sales and future results.
On August 2, 2011, the President signed into law the Budget Control Act of 2011, or the Budget Control Act, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. As a result of sequestration, it is expected that federal government customers may become more cautious with contract awards and spending. Because we depend on several large vertical markets that rely directly or indirectly on federal support, including government, health care and education, any decreased spending as a result of sequestration would adversely impact our sales and future operating results.
In addition, the nation's debt ceiling is currently expected to be reached during the second half of calendar 2013. If the existing statutory limit on the amount of permissible federal debt is not raised, we may be required to continue to perform for some period of time on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Furthermore, such limits could also potentially delay program/contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. government may issue a stop work order and later order the work to resume or may terminate the contract altogether. While Congress and the Administration continue to debate how the nation should proceed on these issues, the outcome of that debate could have a significant impact on future U.S. Government spending plans.

Risks Relating to Our Manufacturing and Supply Chain

Because we outsource the manufacturing of most of our hardware products to third party manufacturers, if these manufacturers do not implement adequate quality controls or suffer significant changes in their financial or business condition, our ability to supply quality products to our customers could be disrupted and our business could be harmed.
We outsource the manufacturing of our products to primarily four contract manufacturers and original design manufacturers, Accton, Flextronics, Sercomm and Wistron NeWeb Corp, each of which conducts its manufacturing activities in China. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to a variety of risks, including: interruptions in steady flow of inventory at steady prices due to lack of long-term supply contracts, long lead times to qualify new third-party manufacturers, reduced control over quality assurance, product costs, and product supply and timing, increased reliance on system interoperability to ensure timely product deliveries, and the potential for infringement or misappropriation of our intellectual property.
Because these contract manufacturers are all located in Asia, we face additional risks, including supply interruption in the event of unrest, disease outbreak or other disruptions in the region. In addition, shipping products from Asia in the most cost-effective manner requires at least 22 days of travel by sea to the U.S., which in turn requires us to have significant advance notice of any inventory requirements. Any manufacturing disruption or shipping delay by these third-party manufacturers could severely impair our ability to fulfill orders.
Because we do not have long-term contracts with these manufacturers, we typically fulfill our supply requirements with individual orders. As a result, these manufacturers do not guarantee us any amount of capacity, the continuation of particular pricing terms or the extension of credit limits. This means that our third-party manufacturers are not obligated to continue to fulfill our supply requirements and could decrease or cease supplies to us or raise prices on short notice, which could result in supply shortages and negative effects on our gross margin. For example, our manufacturing agreement with Flextronics has only a one-year term, may not be renewed and may be terminated for any reason upon 180 days' advance written notice. In addition, our orders with these manufacturers represent a relatively small percentage of the overall orders received by them from their customers. As a result, fulfilling our orders may not be considered a priority in the event our contract manufacturers are constrained in their abilities to fulfill all of their customer obligations in a timely manner.
We provide demand forecasts to our contract manufacturers. If the demand forecast is binding and we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margin. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements, our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis.
If for any reason our manufacturers do not continue manufacturing our products, we will be required to identify one or more alternative manufacturers. It is time consuming, costly and often impractical to begin using new manufacturers. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. In addition, changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs.
Although we perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components, we do not have the ability to control the manufacturing processes of our third-party manufacturers. As a result, quality or performance failures of our products due to the internal quality controls of our third-party manufacturers could disrupt our ability to supply quality products to our customers and thereby have a material adverse effect on our business, revenue and financial condition.
Some of our business processes depend upon our IT systems as well as the systems and processes of third parties. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. In addition, as a result of current global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements, in which case our ability to ship products to our customers would be delayed, sales of our products would be negatively affected and our business, operating results and financial condition would be harmed.
Because our third-party manufacturers purchase some components, subassemblies and products from a single supplier or a limited number of suppliers, the loss of any of these suppliers could cause us to incur additional set-up costs, result in delays in manufacturing and delivering our products, cause us to carry excess or obsolete inventory and ultimately materially adversely affect our business.
To manufacture our products, we utilize components from many suppliers. Whenever possible, we strive to have multiple sources for these components to ensure continuous supply and competitive costs. We work in conjunction with the extensive supply chain management organizations at all of our manufacturing partners to select and utilize quality suppliers. However, several of the components we source are technically unique and only available from specific suppliers. We rely on our contract manufacturers to obtain the components, subassemblies and products necessary for the manufacture of our products and we do not maintain direct contractual supply arrangements with any of these suppliers. Any reduction or interruption in these components and subassemblies or a significant increase in the price of these supplies could have a negative impact on our business, particularly if supplies of technically unique components were disrupted.
For example, the chipsets that our contract manufacturers source and incorporate into our hardware products are currently available only from a limited number of suppliers. In addition, the majority of our access points incorporate components from Qualcomm, and some of our mobility controllers incorporate components from Broadcom. As a result, most of our product revenue is dependent upon the sale of products that incorporate components from Qualcomm or Broadcom. However, neither we, nor our manufacturing partners, have entered into any long-term supply agreements with these suppliers. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Qualcomm or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
We also incorporate certain generally available software programs into our architecture through license agreements with third parties. Although we do not have supply agreements with Qualcomm or Broadcom, in some cases, we have entered into license agreements that allow us to incorporate certain of their components into our products. These license agreements are only for one-year terms and each may be terminated prior to the end of the then-current term. If these agreements were to be terminated, we would be required to redesign our hardware and software in order to incorporate technology from alternative sources.
Even when we have multiple sources for certain components and subassemblies, we remain subject to potential price increases and limited availability due to increased market demand for such components and subassemblies by third parties. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, making the predictability of component availability more limited. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Any future growth in our business, IT spending and the economy in general is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. We carry very little to no inventory of our product components, and we and our contract manufacturers rely on our suppliers to deliver necessary components in a timely manner. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.
Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.
We must manage our inventory relating to sales to our distributors effectively because inventory held by them could affect our results of operations. Inventory management requires us to make forecasts that are based on multiple assumptions, each of which may cause our estimates to be inaccurate which, in turn, could negatively affect our ability to provide products to our customers. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue to our distributors generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to rotate a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
If we are unable to manage our supply chain and manufacturing to the actual demand for our solutions, our supply and manufacturing costs could increase, our ability to fulfill orders could be delayed, sales opportunities could be lost and our excess or obsolete inventory levels could increase, any of which could have an adverse impact on our gross margins, business and operating results.
To satisfy end customer and distribution center demand for our solutions, our product line management estimates demand on a rolling monthly basis and those forecasts drive the supply decisions that we make. Typically, we require 90 days from an initial estimate of a specified amount of product demand to actual delivery of that amount of product. If we significantly overestimate demand, an oversupply of product could result in excess or obsolete inventory level increases that could adversely affect our gross margin. Conversely, if actual demand for a specific product, such as our new .11ac access points, turns out to be significantly higher than our estimates, we could suffer any or all of the following adverse effects:

•
we might be required to request expedited manufacture of additional product to satisfy the unexpected demand, which would result in supply chain and manufacturing surcharges and a decrease to our gross margins;

•	we might be required to delay the sale and thereby delay recognition of revenue; or

•
if we are unable to deliver the product on an acceptable time frame for the customer, we may cause damage to our reputation with both our customers and distributors, lose the sale opportunity and thereby cause a decrease to our revenue and harm to our business.

We have experienced occasional inventory shortages in the past, including shortages caused by manufacturing process and quality control issues, that have affected our operations. These issues are particularly acute during product transition periods, such as the one we are going through now with the roll-out of our 802.11ac access points. We may in the future experience a shortage of certain products as a result of manufacturing issues at our third party manufacturers or their downstream suppliers, capacity problems experienced by our third party manufacturers, or strong demand in the industry for subcomponents to our products. A return to robust growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall demand and to establish optimal supply levels and manufacturing capacity, especially for labor-intensive components and highly complex products. If shortages should occur for our product components or for the resources of our third party manufacturers, our costs are likely to increase or, in the worst case, supplies may not be available at all, in which case our revenue and gross margins could suffer until other sources can be developed.
In addition, we believe that we may be faced with the following supply chain and manufacturing challenges in the future:

•	new markets in which we participate may grow quickly, which may make it difficult to quickly obtain our product requirements in a timely fashion;

•
as we acquire companies and new technologies, we may be dependent, at least initially, on unfamiliar supply chains or relatively small supply partners that may not be reliable or cost-effective suppliers; and

•	we may face new competition for the subcomponents used in our products from companies both in and outside of our mobile enterprise market.
Risks Relating to Our International Operations
Our international sales and operations subject us to additional risks that may adversely affect our operating results.
Our customers, suppliers and employees are located throughout the world. In fiscal 2013, approximately 37% of our revenue was generated by customers outside the U.S. As of July 31, 2013, we had approximately 280 sales and technical support personnel in numerous countries outside the U.S. In addition, some product configuration and fulfillment are handled in Singapore and a portion of our engineering, support and order management efforts are currently handled by personnel located in India and China. We expect to expand our offshore development efforts within India and China and expect to continue to add personnel in additional countries.
Because we have sizeable sales and operations outside the U.S., we have more complexity in our operations and are exposed to a set of global risks that could negatively impact sales or profitability, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	challenges in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our products for international customers, including customs classifications and certifications;

•	tariffs, trade barriers and trade disputes, import/export regulations and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection;

•	limited protection for intellectual property rights in some countries;

•	employment regulations and local labor laws, including increased cost of terminating international employees in some countries;

•
tax issues, such as tax law and treaty changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations;

•	increased exposure to foreign currency exchange rate risk;

•	foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency;

•	cultural, business practice and language differences;

•	increased exposure to instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts;

•	natural disasters, public health issues or outbreaks of disease; and

•	litigation in foreign court systems and foreign administrative proceedings.
All of our hardware products are manufactured outside the U.S. in Asia. If manufacturing in this region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in India that could be disrupted as a result of hostilities in that country. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
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
Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our products or could limit our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. In addition, because we sell through indirect channel partners, we may incur liabilities on account of actions by our channel partners, including such actions as inadvertent sales of our products to countries in violation of applicable import or export regulations. Any decreased use of our products or limitation on our ability to export or sell our products would harm our business, operating results and financial condition.
We may not successfully sell our products in certain international geographic markets or develop and manage new sales channels in accordance with our business plans.
We expect to continue to sell our products in certain international geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions or reaching a broader customer base. In addition, certain geographic markets have slower wide area networks, which negatively impact the performance of certain of our solutions. As a result, local infrastructure insufficiencies or our failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.
To date, substantially all of our international sales have been denominated in U.S. dollars; however, most of our expenses associated with our international operations are denominated in local currencies. Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our products to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our products and, as a result, lower revenue. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenue and could adversely impact our business and financial results in a material way. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenue and gross margin. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
Failure to comply with the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside the U.S. could subject us to penalties and other adverse consequences.
A significant portion of our revenue is and will be from jurisdictions outside of the U.S. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, we may be held liable for the corrupt actions taken by our employees, strategic or local partners or other representatives. In addition, the government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets that we acquire.
In many foreign countries where we operate, particularly in countries with developing economies, local laws and customs may differ significantly from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us, such as the FCPA and the U.K. Bribery Act. Even though we have conducted formal FCPA compliance training, we cannot guarantee that that our employees, contractors, and agents will comply with all of our policies and procedures. As a result of our rapid growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation (whether intentionally or accidentally), governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. We may also face collateral consequences such as debarment and the loss of our export privileges.
Risks Relating to Intellectual Property and Security
Claims by others that we infringe their intellectual property rights could harm our business.
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against our company, our customers or our channel partners. Due to the rapid pace of technological change in our industry, much of our business and many of our products rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As our business expands, through acquisitions or organically, and the number of products and competitors in our market increases, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain products or performing certain services. In addition, we might be required to seek a license for the use of this intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, or require us to pay substantial settlement amounts or judgment damages. In an effort to avoid costly litigation or for other reasons, we may determine to settle these types of claims or proceedings at any time, and the amounts we may have to pay could be material. In light of our operation results, a large settlement or non-appealable judgment could have a material adverse effect on our financial condition.
System security risks, data protection breaches, and cyber-attacks on our systems or products could compromise our proprietary information, disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.
In the ordinary course of business, we store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners on our internal systems and networks. Additionally, we design and sell products that allow our customers to wirelessly access sensitive data on their own systems. Our products incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple communication industry standards. The secure maintenance of sensitive information on our own networks and the intrusion protection features of our products are both critical to our operations and business strategy.
Increasingly, companies are facing a wide variety of attacks from computer “hackers” who develop and deploy destructive software programs (such as viruses and worms) to attack networks. Due to our business model and the location of some of our development centers, we have faced and are likely to face similar threats that target both our internal systems and our products, which, in turn, may threaten our customers' networks, devices and applications. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, even with the significant efforts we take to create security barriers to such attacks, it is virtually impossible for us to entirely eliminate this risk. Additionally, our information technology and infrastructure may be breached due to employee error, malfeasance (either internal or external and either at home or abroad) or other disruptions.
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
Real or perceived defects or errors in our products (particularly in our cloud-based offerings which are sometimes perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. In addition, if an actual or perceived breach of security occurs in our network or in the network of a customer of one of our products (particularly our cloud-based offerings), regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we (directly or as the result of some third-party service provider we use) could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. We cannot provide assurances that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or products. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any action that we initiate could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
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
We incorporate open source software into our products. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
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
We rely on the availability of third-party licenses and could be subject to product release or shipment delays if we were unable to renew existing licenses or enter into applicable licenses for product enhancements or new products.
Many of our products are designed to include software or other intellectual property licensed from third parties. For example, our products incorporate certain technology that we license from Qualcomm. From time to time, we may be required to seek or renew licenses relating to various aspects of these products or to seek additional licenses for product enhancements or new products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in product releases or shipments until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our products and might have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man made problems such as computer viruses or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers and distribution centers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural catastrophe in this location can bring down our support operation. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers' businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Relating to Applicable Laws and Regulations
New regulations or changes in existing regulations related to our products may result in unanticipated costs or liabilities, which could place additional burdens on the operations of our business and have a material adverse effect on our future sales, business and results of operations.
Our products are subject to governmental regulations in a variety of jurisdictions. If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union, or EU, have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards.
If any of our products becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome. In addition, our wireless communication products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome. If either of these were to occur, there could be a material adverse effect on our future sales, business and results of operations.
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
We may be unable to obtain a sufficient supply of components and parts that are verified free of conflict minerals, which could result in a shortage of such components and parts, reputational damages or loss of sales if we are unable to determine that our products are free of such minerals.
The Dodd-Frank Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (or DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The final rules implementing these requirements were released in August 2012. The short implementation time frame may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rule in order to declare our products DRC Conflict Free. Compliance with these rules is also likely to result in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in our products. In addition, local states and other countries in which we do business may enact legislation that bars their departments and agencies from purchasing products from companies that are unable to certify that all product components are from conflict-free sources (whether DRC or otherwise). As a result, we may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products.
We incur significant costs as a result of operating as a public company, and our Board of Directors and management devote substantial time to compliance initiatives.
We incur significant legal, accounting and other expenses as a public company, including costs resulting from regulations regarding corporate governance practices and costs relating to compliance with the Sarbanes-Oxley Act. For example, the listing requirements of the NASDAQ Stock Market's Global Select Market require that we satisfy certain corporate governance requirements relating to independent directors, audit committees, distribution of annual and interim reports, stockholder meetings, stockholder approvals, solicitation of proxies, conflicts of interest, stockholder voting rights and codes of conduct. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains various provisions applicable to the corporate governance functions of public companies. Our Board of Directors, management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time consuming and costly. Moreover, these rules and regulations and their associated costs both in terms of time and expense could make it more difficult for us to attract, recruit and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers or other key personnel.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices could negatively impact our business.
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or other representatives violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation could result in substantial costs and a diversion of our management's attention and resources. All of these factors could cause the market price of our common stock to decline, and investors may lose some or all of the value of their investment.
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

•
our stockholders may not act by written consent or call special stockholders' meetings; as a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions other than at annual stockholders' meetings or special stockholders' meetings called by the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the President;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company; and

•
our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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
The Sarbanes-Oxley Act requires us to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. We must continue to monitor, enhance and assess our internal control over financial reporting. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
As of July 31, 2013, we leased approximately 500,000 square feet of space in our domestic and international locations. Approximately 60% of our leased properties are located in the U.S.. These domestic locations are primarily located in Sunnyvale California, which is where our corporate headquarters and warehouse facilities are located. Our international locations, which comprise approximately 40% of all our properties, are mainly located in India and China. Our international properties are primarily used for customer service centers, sales offices and research and development facilities. A significant portion of our office leases will expire in fiscal 2016. See Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for information regarding our lease obligations.
We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under the heading "Legal Matters" in Note 13, Commitments and Contingencies, of Notes to Consolidated Financial Statements, in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors.”

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

	High	Low
Fiscal 2012
First Quarter	$25.55	$16.20
Second Quarter	$25.10	$17.20
Third Quarter	$25.00	$19.20
Fourth Quarter	$21.05	$12.36
Fiscal 2013
First Quarter	$22.49	$13.20
Second Quarter	$23.70	$17.87
Third Quarter	$26.02	$20.80
Fourth Quarter	$22.05	$13.07
Holders
As of September 18, 2013, there were approximately 248 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following graph compares, for the period between July 31, 2008 and July 31, 2013, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on July 31, 2008 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
On June 13, 2012, we announced a stock repurchase program for up to $100.0 million of our common stock, which was increased by an additional $100.0 million on July 15, 2013. We are authorized to make repurchases in the market until our Board of Directors' terminates the program or until expenditures reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded from available working capital. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. During our fiscal years ended July 31, 2013 and 2012, we repurchased a total of 5,311,332 shares and 1,408,504 shares, respectively, for a total of purchase price of $86.2 million and $19.9 million, respectively. At July 31, 2013, $93.9 million remains authorized for repurchase under our stock repurchase program.

Common stock repurchase activity under our repurchase program during our fiscal 2013 and 2012 was as follows (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
Year ended July 31, 2012
May 1, 2012 - May 31, 2012	—	$—	—	$—
June 1, 2012 - June 30, 2012	480,659	14.55	480,659	$93,008
July 1, 2012 - July 31, 2012	927,845	13.90	927,845	$80,115
Total	1,408,504	$14.12	1,408,504

Year ended July 31, 2013
August 1, 2012 - August 31, 2012	—	$—	—	$80,115
September 1, 2012 - September 30, 2012	79,437	19.98	79,437	$78,529
October 1, 2012 - October 31, 2012	510,704	19.46	510,704	$68,592
November 1, 2012 - November 30, 2012	1,014,001	18.72	1,014,001	$49,605
December 1, 2012 - December 31, 2013	—	—	—	$49,605
January 1, 2013 - January 31, 2013	—	—	—	$49,605
February 1, 2013 - February 28, 2013	—	—	—	$49,605
March 1, 2013 - March 31, 2013	—	—	—	$49,605
April 1, 2013 - April 30, 2013	—	—	—	$49,605
May 1, 2013 - May 31, 2012	1,754,370	13.68	1,754,370	$25,611
June 1, 2013 - June 30, 2013	68,262	14.73	68,262	$24,605
July 1, 2013 - July 31, 2013	1,884,558	16.29	1,884,558	$93,906
Total	5,311,332	$16.23	5,311,332

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, related notes and schedule, and other financial information included in this report. The selected consolidated financial data in this section is not intended to replace the Consolidated Financial Statements and is qualified in its entirety by the Consolidated Financial Statements and related notes and schedule included in this report. The consolidated statement of operations data for the years ended July 31, 2010 and 2009, and the consolidated balance sheet data as of July 31, 2011, 2010, and 2009 are derived from audited consolidated financial statements, which are not included in this report.

	Years Ended July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$496,343	$434,733	$334,860	$221,474	$161,927
Professional services and support	103,701	82,036	61,654	45,060	37,332
Total revenue	600,044	516,769	396,514	266,534	199,259
Cost of revenue (1):
Product	149,113	130,446	107,820	77,070	59,917
Professional services and support	27,366	20,992	14,883	9,004	7,920
Total cost of revenue	176,479	151,438	122,703	86,074	67,837
Gross profit	423,565	365,331	273,811	180,460	131,422
Operating expenses:
Research and development (1)	139,746	109,448	84,890	51,619	40,293
Sales and marketing (1)	230,805	198,373	154,239	109,393	90,241
General and administrative (1)	51,030	46,775	39,431	33,053	23,198
Restructuring expenses	—	—	—	—	1,447
Legal settlements	14,000	—	—	19,800	—
Total operating expenses	435,581	354,596	278,560	213,865	155,179
Operating income (loss)	(12,016)	10,735	(4,749)	(33,405)	(23,757)
Other income, net	1,791	2,825	3,802	135	1,132
Income (loss) before provision for (benefit from) income taxes	(10,225)	13,560	(947)	(33,270)	(22,625)
Provision for (benefit from) income taxes	21,383	22,411	(71,635)	728	788
Net income (loss)	$(31,608)	$(8,851)	$70,688	$(33,998)	$(23,413)
Shares used in computing net income (loss) per common share, basic	113,284	108,774	100,299	89,978	84,612
Net income (loss) per common share, basic	$(0.28)	$(0.08)	$0.70	$(0.38)	$(0.28)
Shares used in computing net income (loss) per common share, diluted	113,284	108,774	117,117	89,978	84,612
Net income (loss) per common share, diluted	$(0.28)	$(0.08)	$0.60	$(0.38)	$(0.28)

Certain prior fiscal year amounts have been reclassified to conform to the current fiscal year presentation. In fiscal 2010, of the total of $21.9 million classified as “Litigation reserves”, $2.1 million related to litigation reserves were reclassified to general and administrative expense with $19.8 million classified as "Legal settlement" so as to conform to the current fiscal year presentation.

(1)	Includes stock-based compensation as follows:

	Years Ended July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of revenue	$6,559	$5,318	$3,464	$1,397	$1,018
Research and development	$36,367	$31,203	$23,026	$10,716	$7,577
Sales and marketing	$37,781	$34,653	$24,399	$14,205	$10,520
General and administrative	$15,519	$12,738	$12,861	$9,763	$5,464

	As of July 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$144,919	$133,629	$80,773	$31,254	$41,298
Short-term investments	$269,882	$212,601	$153,185	$124,167	$81,839
Working capital	$368,760	$355,930	$269,900	$133,927	$115,639
Total assets	$746,743	$648,896	$488,056	$250,707	$203,054
Common stock and additional paid-in-capital	$623,166	$582,088	$450,157	$326,187	$279,035
Total stockholders' equity	$476,225	$466,890	$345,342	$150,655	$137,585

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.
Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell products and services designed to solve our customers' secure mobility requirements though our MOVE architecture, which unifies the network infrastructure, access management and mobility applications into one integrated system that offers strong security and a simplified approach to BYOD initiatives.
We believe the market for mobility solutions in the enterprise is changing and that the explosion of mobile devices is forcing IT departments to radically revise the way they approach provisioning and supporting these devices in the workplace. Our goal is to provide simplified, dependable solutions that permit IT departments to quickly, securely and cost-effectively meet their mobility and BYOD needs. We address these needs with our flexible MOVE architecture, a fundamentally new network architecture, designed for an increasingly mobile universe of end-users. Our MOVE architecture is comprised of three major components. The first component consists of our mobility-centric network infrastructure, including our mobility controllers and software modules, wireless access points, mobility access switches, remote access points, VPN software and AirWave management. The second component is our next-generation access management solution, including ClearPass software for network access control as well as device and application management. The third component consists of our mobility applications, including our WorkSpace mobile application, our APIs and our Meridian application for visitor engagement through indoor way-finding and targeted location-based messaging.
Aruba conducts business in three geographic regions: Americas, EMEA, and APJ. Our products and services have been sold to more than 30,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the United States. Our VADs and OEMs sell our portfolio of products, including a variety of our support services, to a diverse number of VARs, system integrators and service providers. Also, certain of our OEMs sell directly to end customers.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the global economic environment remain uncertain or continue to be volatile, or if these conditions deteriorate, our business, operating results, and financial condition may be adversely affected in a material way. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. Sequestration or other significant cuts in U.S. government spending could adversely affect our future results. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations.
Revenue
Our ability to increase our revenue will depend significantly on continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, our ability to retain existing distribution partners, and our ability to continue to sell into our installed base of existing customers. We believe that our MOVE architecture, including our ClearPass and Aruba Instant offerings, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, average selling prices, costs of our products, our ability to effectively manage our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 16.1% in fiscal 2013 as compared to in fiscal 2012. This performance was driven by solid execution, improvements across most of our geographical theatres and increased demand in our core verticals globally. Looking forward, we believe that we have strong growth drivers with our 802.11ac products, ClearPass, public facing enterprise solutions and Aruba Instant.
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
Costs and Expenses
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of July 31, 2013, we had 1,473 employees worldwide compared to 1,223 employees at July 31, 2012. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the year ended July 31, 2013. We expect to continue investing in our infrastructure and operations, including continuation of hiring of employees throughout the Company.
Significant Events
Our consolidated financial statements during the year ended July 31, 2013 were affected by certain significant events that should be considered in comparing the periods presented.
Business Combinations
On May 13, 2013, we acquired Meridian Apps, Inc. (“Meridian”), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. The purchase price was $16.8 million, all of which was paid in cash. In addition, we are obligated to pay additional cash consideration of up to $10.2 million to certain former Meridian employees who became our employees, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. For the year ended July 31, 2013, we recorded compensation costs of $0.8 million in general and administrative expenses associated with this additional cash compensation. Acquisition related costs, included in general and administrative expenses, were not material. As a result of the acquisition, we expect to offer new indoor location-based services by combining our unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets.
In connection with this acquisition, we retained the services of a third-party firm to complete a valuation of the assets acquired in order to allocate the purchase price consideration. The total purchase price consideration was allocated to the net tangible and identified intangible assets based upon the fair values as of May 13, 2013, in accordance with our review and oversight of the third-party valuation. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill.
The purchase price consideration of the acquisition was allocated as follows (in thousands, except years):

Purchase price consideration:
Cash	$16,777

Tangible assets acquired and liabilities assumed	(1,218)
		Estimated Useful Lives
Identifiable intangible assets:
Existing technology	5,000	3 years
Patent	2,000	11 years
Customer contracts and related relationships	300	4 years
Trade name and trademarks	400	4 years

Goodwill	10,295

Total purchase price consideration	$16,777
We expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) in fiscal 2013.
Stock Repurchase
On June 13, 2012, we announced a stock repurchase program for up to $100.0 million of our common stock, which was increased by an additional $100.0 million on July 15, 2013. We are authorized to make repurchases in the market until our Board of Directors' terminates the program or until expenditures reach the authorized amount , whichever occurs first. Any repurchases under the program will be funded from available working capital. The number of shares repurchased and the timing of purchases are based on the price of our common stock, general business and market conditions and other investment considerations. Shares are retired upon repurchase and it is our policy to charge any excess of cost over par value entirely to additional paid-in capital. During the fiscal years ended July 31, 2013 and 2012, we repurchased a total of 5,311,332 shares and 1,408,504 shares, respectively for a total of purchase price of $86.2 million and $19.9 million, respectively. At July 31, 2013, $93.9 million remains authorized for repurchase under our stock repurchase program.
Legal Settlement
During the fourth quarter of our fiscal 2013, we reached a settlement resolving the lawsuit filed against us by Nomadix, Inc. As part of the settlement, we agreed to pay Nomadix an amount in consideration for, among other things, a perpetual non-exclusive license to the patent asserted by Nomadix. The settlement amount was recorded in the fourth quarter of fiscal 2013. The terms of the settlement are confidential. Although the settlement did have a material impact to our Consolidated Statements of Operations and Comprehensive Income (Loss), it did not have a material adverse effect on our consolidated financial position or cash flows for fiscal 2013.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue from sales of our ArubaOS operating system, controllers, wired and wireless access points, switches, application software modules, access-management solution, multi-vendor management solution software, and professional services and support.
We sell our products and services directly through our sales force and indirectly through partners including VADs, VARs, service providers and OEMs. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.
We sell our products to channel partners and end customers located in the United States, Europe, Middle East, Africa, Asia Pacific, Japan and other parts of the world. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and increase as a percentage of total revenue in fiscal 2014 compared to fiscal 2013. For more information about our international revenue, see Note 12, Segment Information and Significant Customers, of the Notes to Consolidated Financial Statements.
Professional services revenue consists of consulting and training services. Consulting services primarily consist of design and installation support services. Training services are typically instructor-led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, and telephone and Internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
Cost of Revenue
Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, charges for inventory obsolescence, amortization of existing technology and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Our contract manufacturers produce our products in Asia using quality assurance programs and standards that we jointly established. Manufacturing, engineering and documentation controls are conducted at our facilities in Sunnyvale, California, Bangalore, India and Beijing, China. Cost of product revenue also includes amortization expense from our purchased intangible assets.
Cost of professional services and support revenue is primarily comprised of personnel costs, including stock-based compensation, for providing technical support. In addition, we engage third-party support vendors to complement our internal support resources, the costs of which are included within costs of professional services and support revenue.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	changes in the mix of products sold or manner in which products are sold in our channel;

•	the percentage of revenue from international regions;

•	increased price competition and discounting pressures;

•	increases in material, labor or other manufacturing-related costs;

•	excess product component or obsolescence charges from our contract manufacturers;

•	write-downs for obsolete or excess inventory;

•	increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand;

•	timing of revenue recognition and revenue deferrals;

•	warranty-related issues;

•	freight charges;

•	our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures;

•	amortization expense from our intangible assets which is mainly existing technology; and

•	amortization of capitalized software development costs.
Due to higher net effective discounts for products sold through our indirect channel, our overall gross margins for indirect channel sales are typically lower than those associated with direct sales. We expect product revenue from our indirect channel to continue to constitute a significant majority of our total revenue, which we expect will continue to negatively impact our gross margin. Further, we expect that within our indirect channel, sales through our VADs and OEMs will continue to be significant, which will negatively impact our gross margins as VADs and OEMs generally experience a larger net effective discount than our other channel partners.
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2014, we expect research and development expenses to increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2013.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margin until the new sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2014, we expect sales and marketing expenses to increase on an absolute dollar basis as we continue to invest strategically in this area and will increase as percentage of revenue compared to fiscal 2013.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, could have a significant impact on our financial statements. For fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2013. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income, net
Other income, net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains from foreign exchange rate changes, and in connection with our acquisition of Azalea Networks ("Azalea") from September 2, 2010 to December 31, 2012, changes in the fair value or gains from the release of our contingent rights liability. See Note 2, Business Combinations of the Notes to Consolidated Financial Statements for more information on the Azalea acquisition and the contingent rights liability.
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
We recognize revenue when all of the following have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred or the title and risk of loss has passed; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.
Our fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of our contracts do not include rights of return or acceptance provisions. To the extent that agreements contain such terms, we recognize revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from our standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments are received, provided the remaining criteria for revenue recognition have been met.
We assess the ability to collect from our customers based on a number of factors, including credit worthiness of the customer and past transaction history of the customer. If the customer is not deemed credit worthy, we defer revenue from the arrangement until payment is received and all other revenue recognition criteria have been met. We record estimated sales returns as a reduction to revenue upon shipment based on our contractual obligations and historical returns experience. In cases where we are aware of circumstances that will likely result in a specific customer's request to return purchased equipment, we record a specific sales returns reserve.
Our revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
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
TPE of selling price is established by evaluating largely similar and interchangeable competitor products or services in standalone sales to similarly situated customers. We are typically not able to determine TPE for our products or services. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine selling prices of competitor products and services on a stand-alone basis.
When we are unable to establish the selling price of our non-software elements using VSOE or TPE, we use BESP in the allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
We regularly review estimated selling price of the product offerings and maintain internal controls over the establishment and updates of these estimates. We currently do not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
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
For sales to direct end-users and certain channel partners, including value-added resellers (“VARs”), and original equipment manufacturers (“OEMs”), we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. We also sell through value-added distributors (“VADs”). A significant portion of our sales are made through VADs under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to us. Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on our hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. For sales of stand-alone software, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When only the undelivered element for which we do not have VSOE of selling price is support, revenue for the entire arrangement is bundled and recognized ratably over the support period.
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
Services revenue also includes certain revenue arrangements prior to the second quarter of fiscal 2006 and those acquired through business combinations where we were not able to establish VSOE on prior services and support offerings are recognized ratably over the support period. As discussed in Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements, ratable product and related professional services and support revenue and the related cost of revenue in fiscal years 2012 and 2011 have been reclassified to professional services and support revenue and related cost of revenue.
Shipping and Handling
Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employees under the fair value method. Our stock-based payment awards include stock options, restricted stock units and awards, employee stock purchase plan awards and performance-based awards. We calculate the fair value of restricted stock based on the fair market value on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions, including expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behavior, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.
Inventory Valuation
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, technological obsolescence of our products and transition of inventory related to new product releases. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in cost of product revenue in the period the revision is made. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs amounted to $5.6 million, $4.1 million, and $2.6 million for fiscal years 2013, 2012, and 2011, respectively with amounts increasing as a result of growth in our business, as well as new product releases and increased diversity of our product offerings.

Allowance for Doubtful Accounts
We record an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, our management considers, among other factors, (1) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (2) our historical write-offs, (3) the credit-worthiness of each customer, (4) the economic conditions of the customer’s industry, and (5) general economic conditions, especially given the recent financial crisis in today’s economic environment. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. The allowance for doubtful accounts was $0.8 million and $0.3 million at July 31, 2013 and 2012.
Impairment of Goodwill and Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. We perform impairment testing on goodwill at least annually, as of June 30th, and more frequently if indicators of impairment exist at the reporting unit level. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit. There have been no impairments recorded in any of the periods presented.
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to 11 years. Amortization expense is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) in cost of revenue and sales and marketing expenses.
Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	significant under performance relative to estimated results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.
Determination of recoverability of purchased intangible assets is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss is based on the fair value of the asset. We did not record any impairment charges in any of the periods presented.
Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operating expenses will not occur as a result of future goodwill and intangible impairment tests.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities and the segregation of foreign and domestic earnings and expenses to avoid double taxation. Significant judgment is required in determining our worldwide income tax provision. Although we believe that our estimates are reasonable, the final tax outcome of these matters could be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.
Our effective tax rate includes the impact of certain undistributed foreign earnings for which zero U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the U.S. We plan any remittances of foreign earnings to the U.S. based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S.

federal taxes on these amounts. As of July 31, 2013, we estimate that all foreign earnings are permanently reinvested outside the U.S. and therefore have excluded a U.S. tax provision on these earnings. Material changes in our estimates as to how much of our foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the U.S. could materially impact our income tax provision and effective tax rate.
We estimate our current tax liability and assess temporary differences that result from differing treatments of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which we show on our balance sheet. We must then assess the likelihood that our deferred tax assets will be realized. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. In determining the need for a valuation allowance, we consider future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, historical earnings, taxable income in prior years, if carryback is permitted under the law, carry-forward periods, and prudent and feasible tax planning strategies. In the event we were to determine that not all or part of our net deferred tax assets are not more likely than not to be realized in the future, an adjustment to the deferred tax assets valuation allowance would be charged to earnings in the period in which we make such a determination, or goodwill would be adjusted if the valuation allowance related to deferred tax assets acquired in a business combination and the adjustment is within the measurement period. If we later determine that it is more likely than not that the deferred tax assets would be realized, we would reverse the previously provided valuation allowance as an adjustment to earnings at such time.
Based on an evaluation of the above factors, we recorded a valuation allowance to reflect uncertainties about whether we will be able to utilize certain California research credit carryforwards. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase.
The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue is highly judgmental. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements, under Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Years ended July 31,
	2013	2012	2011
Revenue:
Product	82.7%	84.1%	84.5%
Professional services and support	17.3%	15.9%	15.5%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	24.8%	25.2%	27.2%
Professional services and support	4.6%	4.1%	3.7%
Total cost of revenue	29.4%	29.3%	30.9%
Gross margin	70.6%	70.7%	69.1%
Operating expenses:
Research and development	23.3%	21.2%	21.4%
Sales and marketing	38.5%	38.4%	38.9%
General and administrative	8.5%	9.0%	10.0%
Legal settlement	2.3%	—%	—%
Total operating expenses	72.6%	68.6%	70.3%
Operating margin	(2.0)%	2.1%	(1.2)%
Other income, net
Interest income	0.2%	0.2%	0.2%
Other income, net	0.1%	0.3%	0.7%
Income (loss) before provision for (benefit from) income taxes	(1.7)%	2.6%	(0.3)%
Provision for (benefit from) income taxes	3.6%	4.3%	(18.1)%
Net income (loss)	(5.3)%	(1.7)%	17.8%

Revenue

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Total revenue	$600,044	$516,769	$396,514
Type of revenue:
Product	$496,343	$434,733	$334,860
Professional services and support	103,701	82,036	61,654
Total revenue	$600,044	$516,769	$396,514
% revenue by type:
Product	82.7%	84.1%	84.5%
Professional services and support	17.3%	15.9%	15.5%
Revenue by geography:
United States	$379,447	$323,331	$250,995
Europe, the Middle East and Africa	106,427	89,540	62,595
Asia Pacific and Japan	94,361	89,677	70,171
Rest of World	19,809	14,221	12,753
Total revenue	$600,044	$516,769	$396,514
% revenue by geography:
United States	63.2%	62.6%	63.3%
Europe, the Middle East and Africa	17.7%	17.3%	15.8%
Asia Pacific and Japan	15.7%	17.5%	17.8%
Rest of World	3.3%	2.8%	3.2%
Total revenue by sales channel:
Indirect	$560,313	$477,974	$368,945
Direct	39,731	38,795	27,569
Total revenue	$600,044	$516,769	$396,514
% revenue by sales channel:
Indirect	93.4%	92.5%	93.0%
Direct	6.6%	7.5%	7.0%
Fiscal 2013 revenue compared to fiscal 2012 revenue
For our fiscal year ended July 31, 2013, total revenue increased $83.3 million, or 16.1%, over fiscal 2012, primarily due to an increase in product revenue.
Product revenue increased $61.6 million, or 14.2% during fiscal 2013 compared to fiscal 2012. Our increased product revenue was primarily driven by higher sales of Access Point and Controller hardware, as well as related software solutions. We also saw higher switching revenue in fiscal 2013 compared to 2012.
Professional services and support revenue increased $21.7 million, or 26.4%, during fiscal 2013 compared to fiscal 2012. This increase is primarily a result of increased initial sales and renewals of post-contract support agreements resulting from higher product sales and a larger customer install base, as well as higher professional service revenue. These increases were partially offset by lower royalty revenue.
Revenue from our indirect sales channel increased $82.3 million during fiscal 2013 compared to fiscal 2012 and increased slightly as a percentage of revenue from 92.5% to 93.4%. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on improving the efficiency of marketing and selling our products through these channels.
Revenue from shipments to locations outside the U.S. increased $27.2 million, or 14.0%, during fiscal 2013 compared to fiscal 2012 due to solid demand across all of our geographies. As a percentage of total revenue, U.S. revenue was slightly up during fiscal 2013 compared to 2012 from 62.6% to 63.2%.

Ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 and 2011 have been reclassified to professional services and support revenue and related cost of revenue, both of which are recorded in the revenue and cost of revenue sections of the Consolidated Statements of Operations, respectively. We believe the ratable product and related professional services and support revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with professional services and support revenue and related cost of revenue. The amounts for the prior periods have been reclassified to conform with the current year presentation.
Fiscal 2012 revenue compared to fiscal 2011 revenue
For our fiscal year ended July 31, 2012, total revenue increased $120.3 million, or 30.3%, over fiscal 2011, primarily due to an increase in product revenue.

Product revenue increased $99.9 million, or 29.8%, during fiscal 2012 compared to fiscal 2011. The rapid proliferation of Wi-Fi enabled mobile devices, the adoption of BYOD policies by various enterprises, the increase in demand for multimedia-rich mobility applications drove the increase in demand for our products. Our MOVE architecture continued to gain momentum as companies move toward a new architecture in which wireless becomes the primary access network, resulting in significant growth in the sales of our Access Point products, and an increase in both hardware and software product sales.

Professional services and support revenue increased $20.4 million or 33.1% during fiscal 2012 compared to fiscal 2011. This increase is primarily a result of increased initial sales and renewals of post-contract support agreements resulting from higher product sales and a larger customer install base.

Revenue from our indirect sales channel increased $109.0 million during fiscal 2012 compared to fiscal 2011 and decreased slightly as a percentage of revenue from 93.0% to 92.5%.
Revenue from shipments to locations outside the U.S. increased $47.9 million, or 32.9% during fiscal 2012 compared to fiscal 2011 due to strong demand across all of our geographies. As a percentage of total revenue, U.S. revenue was slightly down during fiscal 2012 compared to 2011 from 63.3% to 62.6%.
Cost of Revenue and Gross Margin

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Total revenue	$600,044	$516,769	$396,514
Cost of product revenue	$149,113	$130,446	$107,820
Cost of professional services and support revenue	27,366	20,992	14,883
Total cost of revenue	176,479	151,438	122,703
Gross profit	$423,565	$365,331	$273,811

Gross margin	70.6%	70.7%	69.1%
Fiscal 2013 cost of revenue and margin compared to fiscal 2012 cost of revenue and margin
For our fiscal year ended July 31, 2013, our total cost of revenue increased $25.0 million, or 16.5%, as compared to fiscal 2012. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to Sercomm, Wistron NeWeb Corp. and Flextronics, our largest contract manufacturers. For fiscal 2013, payments to Sercomm, WNC and Flextronics constituted approximately 35%, 28% and 12%, respectively, of our cost of product revenue. Additionally, cost of revenue was impacted by an increase of $1.3 million in freight costs due to increased material flows and new product introductions and stock-based compensation which increased by $1.2 million during fiscal 2013 compared to fiscal 2012.
Our cost of professional services and support revenue increased $6.4 million, or 30.4%, during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to the corresponding increase in our service revenue, as well as increased outside services as we expanded our customer support call centers and increased costs associated with our initiative to increase professional services delivery capabilities.

Our gross margin decreased 10 basis points to 70.6% for fiscal 2013 as compared to 70.7% for fiscal 2012, primarily due to changes in our product and geographical mix, as well as decreased gross margins on services revenue. As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue to hire additional personnel to support our growing international customer base, which would increase our cost of professional services and support.
Fiscal 2012 cost of revenue and margin compared to fiscal 2011 cost of revenue and margin
For our fiscal year ended July 31, 2012 total cost of revenue increased $28.7 million, or 23.4% as compared to fiscal 2011 primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to Sercomm and Flextronics. For fiscal 2012, payments to Sercomm constituted approximately 31% of our cost of product revenue and payments to Flextronics and Flextronics-related costs constituted approximately 23% of our cost of product revenue.
Our cost of professional services and support revenue increased $6.1 million, or 41.0%, during fiscal 2012 as compared to fiscal 2011. These increases were primarily due to an increase in headcount in our support and professional services organization to meet the growing demand for these services, including personnel who joined Aruba as a result of the acquisition of Avenda in November 2011.
Our gross margin increased 160 basis points during fiscal 2012 to 70.7% as compared to our gross margin of 69.1% in fiscal 2011. This increase was due to favorable product and geographical mix as well as our continued technology differentiation and competitive position.
Research and Development Expenses

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Research and development expenses	$139,746	$109,448	$84,890
Percent of total revenue	23.3%	21.2%	21.4%

For our fiscal year ended July 31, 2013, our research and development expenses increased, $30.3 million, or 27.7%, compared to fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $18.5 million, including an increase in stock-based compensation of $5.2 million, as we refreshed our ArubaOS and upgraded our hardware platforms. Depreciation expenses increased $3.8 million as we invested in additional lab equipment to support our research and development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $5.2 million as we supported the increase in personnel during fiscal 2013.
For our fiscal year ended July 31, 2012, our research and development expenses increased $24.6 million, or 28.9%, compared to fiscal 2011, primarily due to an increase of $11.4 million in personnel and related costs as we expanded our research and development team, including through our acquisitions. Stock-based compensation expense also increased by $8.1 million. Expenses for consulting and outside agencies increased $1.9 million primarily due to costs associated with our product development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts, including depreciation expense, increased $2.8 million, of which $2.7 million is due to increased allocations which were previously classified in General and Administrative expenses.
Sales and Marketing Expenses

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Sales and marketing expenses	$230,805	$198,373	$154,239
Percent of total revenue	38.5%	38.4%	38.9%
For our fiscal year ended July 31, 2013, our sales and marketing expenses increased $32.4 million, or 16.3%, compared to fiscal 2012. As the result of the increase in headcount, personnel and related costs increased $25.3 million, including an increase in stock-based compensation of $3.1 million. Marketing expenses increased $2.1 million due to field marketing efforts and product launches. Trade shows, travel and entertainment expenses increased $2.1 million primarily due to increased participation in trade shows to introduce and promote our new products. Facilities and IT-related expenses related to our sales and marketing efforts also increased $4.4 million, due to increased spending to support business growth.
For our fiscal year ended July 31, 2012, our sales and marketing expenses increased $44.1 million, or 28.6%, compared to fiscal 2011. Personnel and related costs increased $25.6 million and stock-based compensation expense increased $10.1 million due to a 23.0% increase in headcount. The increase in personnel and related costs included commission expense, which increased $7.3 million due to higher revenue in fiscal 2012 compared to fiscal 2011. Marketing expenses increased $3.6 million to support product demand generation and pipeline building. Pre-sales and training expenses also increased by $1.6 million due to increase in activity. Facilities and IT-related expenses related to our worldwide sales and marketing efforts also increased $2.3 million, of which $2.0 million is due to increased allocated costs which were previously classified in General and Administrative expenses.
General and administrative expenses

	Years ended July 31,
	2013	2012	2011
	(in thousands)
General and administrative expenses	$51,030	$46,775	$39,431
Percent of total revenue	8.5%	9.0%	10.0%
For our fiscal year ended July 31, 2013, our general and administrative expenses increased $4.3 million, or 9.1%, compared to fiscal 2012. The increase was primarily driven by an increase in personnel and related costs of $4.4 million. Of the $4.4 million increase in personnel and related costs $2.8 million is due to an increase in stock-based compensation expense. We also incurred higher costs in IT and facilities. These increases in personnel and related expense, as well as IT and facilities were partially offset by lower spending on outside legal services.
For our fiscal year ended July 31, 2012, general and administrative expenses increased $7.3 million, or 18.7%, compared to fiscal 2011, primarily due to an increase of $4.4 million in personnel expenses as our headcount increased to support the growth of the business, as well as an increase in professional services fees of $4.1 million primarily due to legal, accounting and other services related to activities such as acquisitions and IT investment. These increases were partially offset by a net decrease of $1.5 million due to certain expenses related to facilities and IT being allocated out from G&A to other functional departments.
Legal Settlement
In the fourth quarter of fiscal 2013, we recorded a legal settlement of $14.0 million, the terms of which are confidential. Although the settlement did have a material impact to our Consolidated Statements of Operations and Comprehensive Income (Loss), it did not have a material adverse effect on our consolidated financial position or cash flows for fiscal 2013.
Other Income, net

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Interest income	$1,138	$1,194	$1,018
Other income, net	653	1,631	2,784
Total other income, net	$1,791	$2,825	$3,802
Fiscal 2013 other income, net compared to fiscal 2012 other income, net
For our fiscal year ended July 31, 2013, our interest income was slightly down as compared to fiscal 2012. The decrease in interest income in fiscal 2013 is primarily due to lower investment returns as compared than fiscal 2012, partially offset by higher invested balances. The primary source of our interest income is our cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for fiscal 2013 was $251.9 million compared to $220.4 million for the same period in fiscal 2012.
For our fiscal year ended July 31, 2013, our other income, net decreased compared to fiscal 2012 primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. The contingent rights liability related to Azalea expired in December 2012 resulting in a gain of $1.3 million in fiscal 2013. This gain was partially offset by losses due to changes in foreign exchange rates. See Note 2, Business Combinations of the Notes to Consolidated Financial Statements for further discussion of the Azalea contingent rights liability.
Fiscal 2012 other income, net compared to fiscal 2011 other income, net
For our fiscal year ended July 31, 2012, our interest income increased 17.3% from fiscal 2011, primarily due to higher cash and investment balances in interest-earning accounts. Our average interest-earning cash and investment balance for fiscal 2012 was $220.4 million compared to $152.0 million for fiscal 2011.
For our fiscal year ended July 31, 2012, our other income, net decreased 41.4% compared to fiscal 2011 primarily as a result of the change in the fair value of our contingent rights liability related to the acquisition of Azalea Networks. See Note 2, Business Combinations of the Notes to Consolidated Financial Statements for further discussion of the Azalea contingent rights liability.
Provision for Income Taxes

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes	$(10,225)	$13,560	$(947)
Provision for (benefit from) income taxes	21,383	22,411	(71,635)
Net income (loss)	$(31,608)	$(8,851)	$70,688

Effective tax rate	209.1%	165.3%	(7,564.4)%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to fixed amortization of tax capitalized in connection with an international restructuring in fiscal 2012, state taxes, nondeductible stock based compensation, research and development tax credits, difference between foreign tax rates and US tax rate, and an increase in valuation allowance for deferred tax assets. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
Our effective tax rate for fiscal 2013 differed from the effective tax rate for fiscal 2012 primarily due to an increase in non-deductible stock-based compensation, an increase in our valuation allowance for deferred tax assets and a change in the mix of our earnings or loss to jurisdictions with different tax rates, partially offset by an increase in our federal research credit benefit of approximately $1.9 million recorded in fiscal 2013 due to the retroactive extension of the credit to fiscal 2012.
Our effective tax rate for fiscal 2012 differed from the effective tax rate for fiscal 2011 primarily due to the release of a deferred tax asset valuation allowance in fiscal 2011.
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
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. The deferred charge is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of July 31, 2013, the balance in prepaid and other assets was $7.7 million, and $1.5 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to five years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 74.8 point increase to our effective tax rate for the year ending July 31, 2013 from 134.3% to 209.1%. While we have yet to realize any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.
See Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for

a discussion of an immaterial prior period tax adjustment affecting fiscal 2013 and 2012.
For further information, refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements.

Quarterly Fluctuations in Operating Results
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended July 31, 2013. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Users of the financial statements should not rely on our past results as an indication of our future performance. Net income (loss) per share for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	For the three months ended
FY 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(in thousands, except per share data)
Revenue
Product	$125,025	$121,195	$130,901	$119,222
Professional services and support	28,039	25,941	24,461	25,260
Total revenue	153,064	147,136	155,362	144,482
Cost of revenue
Product	38,505	36,782	37,665	36,161
Professional services and support	7,228	7,190	6,991	5,957
Total cost of revenue	45,733	43,972	44,656	42,118
Gross profit	107,331	103,164	110,706	102,364
Operating expenses
Research and development	38,112	34,983	34,688	31,963
Sales and marketing	62,289	57,199	57,398	53,919
General and administrative	13,275	13,405	12,399	11,951
Legal settlement	14,000	—	—	—
Total operating expenses	127,676	105,587	104,485	97,833
Operating income (loss)	(20,345)	(2,423)	6,221	4,531
Other income (expense), net
Interest income	263	266	293	316
Other income (expense), net	(487)	(114)	978	276
Total other income (expense), net	(224)	152	1,271	592
Income before provision for (benefit from) income taxes	(20,569)	(2,271)	7,492	5,123
Provision for (benefit from) income taxes	(4,988)	17,920	2,502	5,949
Net income (loss)	$(15,581)	$(20,191)	$4,990	$(826)
Shares used in computing net income (loss) per common share, basic	114,202	114,411	112,584	111,976
Net income (loss) per common share, basic	$(0.14)	$(0.18)	$0.04	$(0.01)
Shares used in computing net income (loss) per common share, diluted	114,202	114,411	123,270	111,976
Net income (loss) per common share, diluted	$(0.14)	$(0.18)	$0.04	$(0.01)

Prior Period Adjustment
In the three months ended October 31, 2012, we recorded an out-of-period adjustment to correct an error that increases the provision for income taxes by $1.8 million which related to the three months ended July 31, 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the three months and fiscal year ended July 31, 2012. We have assessed the impact of this adjustment on previously reported financial statements and for the year ended July 31, 2013 and concluded that the adjustment is not material, either individually or in the aggregate to previously reported consolidated financial statements. On that basis, we have recorded the adjustment in the three months ended October 31, 2012.

	For the three months ended
FY 2012	July 31, 2012	April 30, 2012	January 31, 2012	October 31, 2011
	(in thousands, except per share data)
Revenue
Product	$117,101	$110,531	$105,970	$101,131
Professional services and support	22,148	21,363	20,305	18,220
Total revenue	139,249	131,894	126,275	119,351
Cost of revenue
Product	33,912	34,014	30,452	32,068
Professional services and support	5,919	5,497	5,030	4,546
Total cost of revenue	39,831	39,511	35,482	36,614
Gross profit	99,418	92,383	90,793	82,737
Operating expenses
Research and development	29,671	27,383	27,926	24,468
Sales and marketing	53,064	49,974	49,720	45,615
General and administrative	11,254	11,723	12,698	11,100
Total operating expenses	93,989	89,080	90,344	81,183
Operating income	5,429	3,303	449	1,554
Other income (expense), net
Interest income	318	301	299	276
Other income (expense), net	(1,252)	(675)	2,731	827
Total other income (expense), net	(934)	(374)	3,030	1,103
Income before provision for income taxes	4,495	2,929	3,479	2,657
Provision for (benefit from) income taxes	7,525	(3,099)	14,861	3,124
Net income (loss)	$(3,030)	$6,028	$(11,382)	$(467)
Shares used in computing net income (loss) per common share, basic	111,419	110,236	108,084	105,937
Net income (loss) per common share, basic	$(0.03)	$0.05	$(0.11)	$—
Shares used in computing net income (loss) per common share, diluted	111,419	121,895	108,084	105,937
Net income (loss) per common share, diluted	$(0.03)	$0.05	$(0.11)	$—
Prior Period Adjustments
In the three months ended July 31, 2012, we recorded adjustments to increase the vacation accrual by $0.5 million and recorded additional deferred cost of revenue of $0.3 million. In the three months ended April 30, 2012, we recorded adjustments to reduce tax expense of $0.8 million and recorded additional stock-based compensation expense of $0.5 million, related to the fiscal quarters ended October 31, 2011 and January 31, 2012, respectively. The impact of the adjustments made in fiscal quarters ended July 31, 2012 and April 30, 2012 would have resulted in a decrease in net loss of $0.1 million for the years ended July 31, 2010 and 2011, and a decrease in the net loss of $0.9 million for the year ended July 31, 2012. On a quarterly basis for fiscal 2012, the impact would be to decrease the net loss by $0.1 million, $0.3 million and $0.1 million in the three months ended October 31, 2011, January 31, 2012 and July 31, 2012, respectively, and to increase net income by $0.4 million for the three months ended April 30, 2012. We have assessed the impact of these adjustments on the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss) as of and for the periods ended July 31,

2012, 2011, and 2010, and we have concluded that the adjustments are not material, either individually, or in the aggregate, to the previously reported consolidated financial statements. On that basis, we have recorded the adjustments in the three months ended April 30, 2012 and July 31, 2012.
Reclassifications
The ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 and 2011 have been reclassified to professional services and support revenue and related cost of revenue, both of which are recorded in the revenue and cost of revenue sections of the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. We believe the ratable product and related professional services and support revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with professional services and support revenue and related cost of revenue. The amounts for the prior periods have been reclassified to conform with the current year presentation.
Liquidity and Capital Resources

	July 31 2013	July 31 2012
	(in thousands)
Working capital	$368,760	$355,930
Cash and cash equivalents	$144,919	$133,629
Short-term investments	$269,882	$212,601

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$153,213	$112,861	$57,990
Cash used in investing activities	$(98,831)	$(96,327)	$(44,916)
Cash provided by (used in) financing activities	$(43,111)	$36,467	$36,446

As of July 31, 2013, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments increased $68.6 million during fiscal 2013 from $346.2 million in cash, cash equivalents and short term investments as of July 31, 2012 to $414.8 million as of July 31, 2013. As of July 31, 2013, we had $35.0 million of cash and cash equivalents held outside the United States, the significant majority of which can be repatriated without adverse tax consequences. Historically, we have required capital principally to fund our working capital needs and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which materially affect our financial results.
Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the extent to which we increase spending on personnel and the continued growth in revenue and cash collections. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and cash flows from sales personnel. In the future, we anticipate achieving cash tax savings and a reduction in our overall tax rate as a result of the new structure of our corporate organization implemented in fiscal 2012 offset by increases in our cash tax obligations after our tax loss and credit carryforwards have been utilized. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.
During fiscal 2013, net cash provided by operating activities increased $40.4 million compared to fiscal 2012. The additional cash flows generated from operating activities was primarily due to an increase in cash flows of $16.5 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and an increase of $46.6 million from the change in operating assets and liabilities. These additional cash flows were partially offset by an increase in our net loss of $22.8 million. The $46.6 million change in operating assets and liabilities was primarily driven by an increase in other current and non-current accrued liabilities.
During fiscal 2012, net cash provided by operating activities increased $54.9 million compared to fiscal 2011. The additional cash flow generated from operating activities was primarily due to an increase in cash flow of $93.0 million from operations after adjusting for non-cash items, including depreciation and amortization, and stock-based compensation, and an increase of $41.4 million from the change in operating assets and liabilities. These additional cash flows were partially offset by a decrease in net income of $79.5 million in fiscal 2012 compared to 2011. The $41.4 million change in operating assets and liabilities was primarily driven by an increase in deferred revenue and income taxes payable.
Cash Flows from Investing Activities
Cash used in investing activities increased $2.5 million during fiscal 2013 compared to fiscal 2012. We purchased $98.0 million more short-term investments during fiscal 2013 compared to fiscal 2012 as we reinvested cash flow from operations. Purchases of property and equipment in fiscal 2013 increased $7.6 million compared to fiscal 2012 due to an increase in investments in our research and development infrastructure. The higher level of direct research and development investment was offset by lower acquisition expenditures. We completed one acquisition during fiscal 2013 for a total cash purchase price consideration of $16.8 million, net of cash received, compared to two acquisitions in fiscal 2012 totaling $22.5 million, net of cash received. See Note 2, Business Combinations, of the Notes to Consolidated Financial Statements.
Cash used in investing activities increased $51.4 million during fiscal 2012 compared to fiscal 2011. We purchased $44.7 million more short-term investments during fiscal 2012 compared to fiscal 2011 as we reinvested cash flow from operations. Purchases of property and equipment in fiscal 2012 increased $3.1 million compared to fiscal 2011 due to an increase in headcount. Further, we completed two acquisitions during fiscal 2012 for a total of $22.5 million of cash used, net of cash received, compared to two acquisitions in fiscal 2011 totaling $4.3 million, net of cash received. See Note 2, Business Combinations, of the Notes to Consolidated Financial Statements.
Cash Flows from Financing Activities
Cash provided by (used in) financing activities changed by $79.6 million during fiscal 2013 compared to fiscal 2012 and primarily consisted of the increase of cash used in our stock repurchase program of $66.3 million compared to fiscal 2012, combined with a change in the excess tax benefit associated with stock-based compensation of $11.7 million and by a decrease from cash provided from issuance of common stock of $1.6 million.
Cash provided by financing activities was essentially flat in fiscal 2012 compared to fiscal 2011 and primarily consisted of the cash proceeds of $34.8 million we received from the issuance of common stock in conjunction with our equity plans. In addition, during fiscal 2012, we started receiving tax benefits associated with stock-based compensation of $21.6 million. This tax benefit was slightly offset by $19.9 million of cash used to repurchase our common stock.
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
Contractual Obligations & Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations:

	Total	Less Than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$24,740	$7,059	$13,741	$3,940	$—
Purchase obligations (1)	40,031	29,494	8,272	564	1,701
Total contractual obligations	$64,771	$36,553	$22,013	$4,504	$1,701

(1)
Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long term liabilities on our balance sheet include $7.6 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have investments in privately held companies, which we review annually to determine if they should be accounted for as variable interest entities. For the year ended July 31, 2013, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities. As a result, we account for these investments on a cost basis and do not consolidate the activity of these investee entities. Certain events can require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of July 31, 2013, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
As of July 31, 2013, foreign currency cash accounts totaled $16.1 million, primarily in euros, British Pounds, and Indian Rupees.
Nearly all of our sales contracts are denominated in U.S. Dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, euro, Indian Rupee, and Chinese Yuan. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $1.6 million change in the value of our foreign currency cash accounts.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $414.8 million and $346.2 million as of July 31, 2013, and July 31, 2012, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during fiscal 2013, our interest income on cash, cash equivalents and short-term investments would have declined by $0.1 million assuming consistent investment levels.

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
Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded that, as of July 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ Dominic P. Orr	/s/ Michael M. Galvin

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board of Directors September 24, 2013	Michael M. Galvin Chief Financial Officer September 24, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Aruba Networks, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2013 and July 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 24, 2013

ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2013	July 31, 2012
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$144,919	$133,629
Short-term investments	269,882	212,601
Accounts receivable, net of allowance for doubtful accounts of $805 and $276 as of July 31, 2013 and 2012, respectively	93,191	80,190
Inventory, net	28,895	22,202
Deferred cost of revenue	12,657	11,241
Prepaids and other current assets	20,090	18,996
Deferred income tax assets, current	29,076	34,584
Total current assets	598,710	513,443
Property and equipment, net	27,536	19,901
Goodwill	67,242	56,947
Intangible assets, net	26,937	27,036
Deferred income tax assets, non-current	19,788	20,664
Other non-current assets	6,530	10,905
Total assets	$746,743	$648,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,891	$22,504
Accrued liabilities	94,632	52,375
Income taxes payable, current	662	2,032
Deferred revenue, current	109,765	80,602
Total current liabilities	229,950	157,513
Deferred revenue, non-current	31,578	22,375
Other non-current liabilities	8,990	2,118
Total liabilities	270,518	182,006
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at July 31, 2013 and 2012; 113,409 and 111,529 shares issued and outstanding at July 31, 2013 and 2012, respectively	11	11
Additional paid-in capital	623,155	582,077
Accumulated other comprehensive loss	(1,540)	(1,405)
Accumulated deficit	(145,401)	(113,793)
Total stockholders’ equity	476,225	466,890
Total liabilities and stockholders’ equity	$746,743	$648,896
The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended July 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenue
Product	$496,343	$434,733	$334,860
Professional services and support	103,701	82,036	61,654
Total revenue	600,044	516,769	396,514
Cost of revenue
Product	149,113	130,446	107,820
Professional services and support	27,366	20,992	14,883
Total cost of revenue	176,479	151,438	122,703
Gross profit	423,565	365,331	273,811
Operating expenses
Research and development	139,746	109,448	84,890
Sales and marketing	230,805	198,373	154,239
General and administrative	51,030	46,775	39,431
Legal settlement	14,000	—	—
Total operating expenses	435,581	354,596	278,560
Operating income (loss)	(12,016)	10,735	(4,749)
Other income, net
Interest income	1,138	1,194	1,018
Other income, net	653	1,631	2,784
Total other income, net	1,791	2,825	3,802
Income (loss) before income taxes	(10,225)	13,560	(947)
Provision for (benefit from) income taxes	21,383	22,411	(71,635)
Net income (loss)	$(31,608)	$(8,851)	$70,688
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(1,552)	—
Unrealized gain (loss) on short-term investments, net of tax	(135)	20	29
Comprehensive income (loss)	$(31,743)	$(10,383)	$70,717
Shares used in computing net income (loss) per common share, basic	113,284	108,774	100,299
Net income (loss) per common share, basic	$(0.28)	$(0.08)	$0.70
Shares used in computing net income (loss) per common share, diluted	113,284	108,774	117,117
Net income (loss) per common share, diluted	$(0.28)	$(0.08)	$0.60
Stock-based compensation expense included in above:
Cost of revenue	$6,559	$5,318	$3,464
Research and development	36,366	31,203	23,026
Sales and marketing	37,782	34,653	24,399
General and administrative	15,519	12,738	12,861
The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
	Shares	Amount				Total
	(in thousands)
Balance at July 31, 2010	93,606	$9	$326,178	$98	$(175,630)	$150,655
Fair value of shares issued to non-employees	149	—	3,952	—	—	3,952
Exercise of common stock options	6,413	1	29,751	—	—	29,752
Shares purchased under employee stock purchase plan	2,048	—	6,889	—	—	6,889
Repurchase of common stock	—	—	1	—	—	1
Stock-based compensation expense related to stock options and awards issued to employees	1,164	—	54,879	—	—	54,879
Excess tax benefit associated with stock-based compensation	—	—	(194)	—	—	(194)
Common stock issued in purchase acquisition	1,525	—	28,691	—	—	28,691
Unrealized gain on short-term investments, net of taxes	—	—	—	29	—	29
Net income	—	—	—	—	70,688	70,688
Balance at July 31, 2011	104,905	$10	$450,147	$127	$(104,942)	$345,342
Fair value of shares issued to non-employees	36	—	1,453	—	—	1,453
Exercise of common stock options	3,745	1	21,434	—	—	21,435
Shares purchased under employee stock purchase plan	853	—	13,344	—	—	13,344
Repurchase of common stock	(1,409)	—	(19,884)	—	—	(19,884)
Stock-based compensation expense related to stock options and awards issued to employees	2,778	—	85,293	—	—	85,293
Excess tax benefit associated with stock-based compensation	—	—	19,768	—	—	19,768
Common stock issued in purchase acquisition	621	—	10,522	—	—	10,522
Unrealized gain on short-term investments, net of taxes	—	—	—	20	—	20
Foreign currency translation adjustments, net of taxes	—	—	—	(1,552)	—	(1,552)
Net loss	—	—	—	—	(8,851)	(8,851)
Balance at July 31, 2012	111,529	$11	$582,077	$(1,405)	$(113,793)	$466,890
Fair value of shares issued to non-employees	71	—	623	—	—	623
Exercise of common stock options	2,860	—	19,196	—	—	19,196
Shares purchased under employee stock purchase plan	838	—	13,998	—	—	13,998
Repurchase of common stock	(5,311)	—	(86,211)	—	—	(86,211)
Stock-based compensation expense related to stock options and awards issued to employees	3,422	—	93,187	—	—	93,187
Excess tax benefit associated with stock-based compensation	—	—	285	—	—	285
Unrealized loss on short-term investments, net of taxes	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(31,608)	(31,608)
Balance at July 31, 2013	113,409	$11	$623,155	$(1,540)	$(145,401)	$476,225
The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(31,608)	$(8,851)	$70,688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,701	19,123	15,042
Provision for doubtful accounts	797	125	17
Write-downs for excess and obsolete inventory	5,597	4,113	2,647
Stock-based compensation expense	96,226	83,912	63,750
Accretion of purchase discounts on short-term investments, net	1,413	1,142	1,290
Loss (gain) on disposal of fixed assets	269	544	(3)
Change in carrying value of contingent rights liability	(1,665)	(2,319)	(3,598)
Deferred income taxes	(237)	15,369	(72,638)
Recovery of escrow funds	—	(702)	—
Excess tax benefit associated with stock-based compensation	(9,906)	(21,572)	194
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(13,524)	(11,374)	(24,821)
Inventory	(15,970)	1,615	(16,900)
Prepaids and other current assets	(356)	(14,594)	(1,658)
Deferred costs of revenue	(1,417)	(4,658)	(1,548)
Other current and non-current assets	6,119	(8,131)	(240)
Accounts payable	2,906	(4,694)	(167)
Deferred revenue	38,282	34,522	12,713
Other current and non-current liabilities	40,950	9,150	13,331
Income taxes payable	11,636	20,141	(109)
Net cash provided by operating activities	153,213	112,861	57,990
Cash flows from investing activities
Purchases of short-term investments	(287,183)	(189,218)	(144,512)
Proceeds from sales of short-term investments	75,806	55,790	28,927
Proceeds from maturities of short-term investments	151,718	72,650	84,870
Purchases of property and equipment	(20,655)	(13,044)	(9,909)
Proceeds from sale of property and equipment	—	—	11
Investments in privately-held companies	(1,750)	—	—
Cash paid in acquisitions, net of cash acquired	(16,767)	(22,505)	(4,303)
Net cash used in investing activities	(98,831)	(96,327)	(44,916)
Cash flows from financing activities
Proceeds from issuance of common stock	33,194	34,779	36,640
Repurchases of common stock under stock repurchase program	(86,211)	(19,884)	—
Excess tax benefit associated with stock-based compensation	9,906	21,572	(194)
Net cash provided by (used in) financing activities	(43,111)	36,467	36,446
Effect of exchange rate changes on cash and cash equivalents	19	(145)	(1)
Net increase in cash and cash equivalents	11,290	52,856	49,519
Cash and cash equivalents, beginning of period	133,629	80,773	31,254
Cash and cash equivalents, end of period	$144,919	$133,629	$80,773
Supplemental disclosure of cash flow information
Income taxes paid	$3,344	$5,587	$1,152
Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisitions	$—	$12,000	$28,691
Contingent rights issued for purchase acquisition	$—	$—	$9,486
The accompanying notes are an integral part of the Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading global provider of enterprise mobility solutions. The Company's Mobile Virtual Enterprise (“MOVE”) architecture leverages its diverse products (including its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for its customers, enabling them to provide network access to traveling business professionals, remote workers and employees and guests of branch offices and corporate headquarters. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support. The Company has offices in the Americas, Europe, the Middle East and the Asia Pacific and Japan regions and employs staff around the world.
Significant Accounting Policies
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of these financial statements in conformity with generally accepted accounting principles in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as presented in the consolidated financial statements and accompanying notes. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve difficult, subjective or complex judgments by management and include revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, fair value measurements, impairment of goodwill and intangible assets, and accounting for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results differ from the estimates made by management with respect to these and other items.
Prior Period Adjustment
In the three months ended October 31, 2012, the Company recorded an out-of-period adjustment to correct an error that increases the provision for income taxes by $1.8 million which related to the three months ended July 31, 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the three months and fiscal year ended July 31, 2012. The Company has assessed the impact of this adjustment on previously reported financial statements and for the year ended July 31, 2013 and concluded that the adjustment is not material, either individually or in the aggregate to previously reported consolidated financial statements. On that basis, the Company has recorded the adjustment in the three months ended October 31, 2012.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. As of July 31, 2012 accrued trade payables of $14.7 million has been reclassified from accrued liabilities to accounts payable in order to provide improved disclosure relating to invoices that have been received as of the reporting period-ends but have not yet been processed.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table discloses the amounts as previously filed and the amounts after the reclassification.

	As of July 31, 2012
	As Previously Filed	Reclassified Amount	As Reclassified

	(in thousands)
Current liabilities
Accounts payable	$7,807	$14,697	$22,504
Accrued liabilities	67,072	(14,697)	52,375

In addition, the ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 and 2011 have been reclassified to professional services and support revenue and related cost of revenue, both of which are recorded in the revenue and cost of revenue sections of the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. The Company believes the ratable product and related professional services and support revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with professional services and support revenue and related cost of revenue. The amounts for the prior periods have been reclassified to conform with the current year presentation.
Foreign Currency Transactions
The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the Company's monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. The transaction gains and losses are included as a component of other income, net in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
Previously, the Company's Irish subsidiary used the euro as its functional currency. Consequently, all assets and liabilities were translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Translation adjustments were included in stockholders' equity in the accompanying consolidated balance sheets as a component of accumulated other comprehensive loss. As of May 1, 2012, the Company changed its operational strategy and determined that the Irish subsidiary will buy and sell in U.S. dollars. Consequently, the Company changed its functional currency designation for the subsidiary from the euro to U.S. dollars as of May 1, 2012. The cumulative translation adjustment of $1.5 million for the year ending July 31, 2013 is considered to be the basis in the assets of the Irish subsidiary and will remain as a component of accumulated other comprehensive loss until such time as the Irish subsidiary is liquidated.
Risks and Uncertainties
The Company is subject to all of the risks inherent in operating in the networking and communications industry. These risks include, but are not limited to, new and rapidly evolving markets, a lengthy sales cycle, dependence on the development of new products and services, unfavorable economic and market conditions, customer acceptance of new products, competition from larger and more established companies, limited management resources, dependence on a limited number of contract manufacturers and suppliers, and the changing nature of the networking and communications industry. Failure by the Company to anticipate or to respond adequately to technological developments in its industry, changes in customer or supplier requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products and services, would have a material adverse effect on the Company's business, operating results and financial position.
Fair Value of Financial Instruments
The Company measures its financial instruments at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their fair values due to the short-term nature and liquidity of these financial instruments.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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
Short-Term Investments
Short-term investments comprise marketable securities that consist primarily of corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond 90 days. As the Company views all securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months, the short-term investments are classified as available-for-sale. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If other-than-temporary impairment (“OTTI”) has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (loss). The Company determined that there were no investments in its portfolio that were other-than-temporarily impaired as of July 31, 2013 and 2012.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions and has not experienced any losses on its deposits of its cash and cash equivalents and its short-term investments due to concentration of credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East, Africa, Asia Pacific and Japan. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable, and to date such losses have been within management’s expectations. See Note 12 in these Notes to Consolidated Financial Statements for more details on significant customers.
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
Charges to operations relating to allowance for doubtful accounts were $0.7 million and $0.1 million for the fiscal years ended July 31, 2013 and 2012. The charge was less than $0.1 million for the fiscal year ended July 31, 2011.
Inventory, net
Inventory consists of hardware and related component parts and is stated at the lower of cost or market, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends and technological obsolescence of its products and transition of inventory-related to new product releases. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenue and amounted to approximately $5.6 million, $4.1 million, and $2.6 million, for the fiscal years ended July 31, 2013, 2012, and 2011, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred Costs of Revenue
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.
Property and Equipment, net
Property and equipment, net are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from two to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets, or the lease term. Leasehold improvements are recorded at cost with any reimbursements from the landlord being accounted for as a reduction of of rent expense using the straight-line method over the lease term.
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations, under other income, net. Disposals resulted in a loss of $0.3 million and $0.5 million for the fiscal years ended July 31, 2013 and 2012, respectively. Disposals resulted in a gain of less than $0.1 million for the fiscal year ended July 31, 2011.
Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Software Development Costs
The Company capitalizes certain costs incurred to develop software for internal use and amortizes the capitalized costs on a straight-line basis over the estimated useful life, generally three years. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with the applications. Capitalization of such costs begins when the internal-use software system has reached the application development stage and ceases when the project is substantially complete and ready for its intended purpose. Capitalized internal-use software is included in the computer software category within property and equipment, net, in the Company's Consolidated Balance Sheets. For the year ended July 31, 2013, the Company capitalized costs associated with internal-use software totaling $3.5 million. Unamortized balance of capitalized internal-use software at July 31, 2013 was $3.3 million and related amortization expense for the year ended July31, 2013 was $0.2 million. There were no capitalized costs for internal-use software in the year ended July 31, 2012.
The Company expenses costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. After technological feasibility is established, material software development costs are capitalized. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any related software development costs for the years ended July 31, 2013 and 2012.
Intangible Assets, net
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, which range from one to eleven years.
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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
Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The Company performs impairment testing on its goodwill at least annually, as of June 30th, and more frequently if indicators of impairment exist at the reporting unit level. The Company performs its impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company has determined that it has only one reporting unit. There have been no impairments to goodwill recorded in any of the periods presented.
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
The Company’s fees are typically considered to be fixed or determinable at the inception of an arrangement, generally based on specific products and quantities to be delivered. Substantially all of the Company’s contracts do not include rights of return or acceptance provisions. To the extent that the Company’s agreements contain such terms, the Company recognizes revenue once the customer has accepted, or once the acceptance provisions or right of return lapses. Payment terms to customers generally range from net 30 to 90 days. In the event payment terms are provided that differ from the Company’s standard business practices, the fees are deemed to not be fixed or determinable and revenue is recognized when the payments are received, provided the remaining criteria for revenue recognition have been met.
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
The Company’s revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software products, licenses and/or services, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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
The Company regularly reviews estimated selling price of the product offerings and maintains internal controls over the establishment and updates of these estimates. The Company currently does not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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
Services revenue also includes certain revenue arrangements prior to the second quarter of fiscal 2006 and those acquired through business combinations where the Company was not able to establish VSOE on prior services and support offerings are recognized ratably over the support period. As discussed above under Reclassifications, ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 and 2011 have been reclassified to professional services and support revenue and related cost of revenue.
Shipping and Handling
Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
Research and Development Expenses
Research and development costs, primarily consisting of salaries and employee benefits, including stock-based compensation costs, as well as, administrative costs, other than capitalized software development costs, are charged to operations as incurred.
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
Income Taxes
The Company estimates its income taxes based on the various jurisdictions where it conducts business. Significant judgment is required in determining its worldwide income tax provision. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the tax bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. The Company records a valuation allowance to reduce its deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
Foreign earnings that are considered to be permanently reinvested outside of the United States are excluded from U.S. tax provision.
A two-step approach is applied for the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Company recognizes interest and penalties related to uncertain tax positions in our provision for income taxes line of our Consolidated Statements of Operations and Comprehensive Income (Loss).
In computing the tax benefit of stock-based compensation, the Company uses the direct method and the with-and-without method for utilization of tax attributes.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized investment gains and losses from available-for-sale securities, net of tax.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. This revised guidance is effective for the Company beginning August 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.
 In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”.) This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for the Company beginning August 1, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements other than requiring additional disclosures.
In March 2013, the FASB issued guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment (“CTA”) upon derecognition of a subsidiary or group of assets within a foreign entity. Under this guidance, the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity and loss of a controlling financial interest in an investment in a foreign entity. The guidance will be effective for the Company beginning August 1, 2014. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.
In June 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 is required for our fiscal year beginning August 1, 2014. Early adoption is permitted. The Company is evaluating whether to adopt ASU 2013-11 for our fiscal year beginning August 1, 2013. The Company expects that the impact of ASU 2013-11 will be to reduce its long-term tax liability for UTBs and reduce its deferred tax assets and/or increase its additional paid-in capital shown in the consolidated balance sheets.

2.	Business Combinations
Meridian Apps
On May 13, 2013, the Company acquired Meridian Apps, Inc. (“Meridian”), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. As a result of the acquisition, Meridian became a wholly owned subsidiary of the Company. The purchase price was $16.8 million, all of which was paid in cash. In addition, the Company is obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became the Company's employees, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. For the year ended July 31, 2013, the Company recorded compensation costs of $0.8 million in general and administrative expenses associated with this additional cash compensation.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As a result of this acquisition, the Company expects to offer new indoor location-based services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets.
In connection with this acquisition, the Company retained the services of a third-party firm to complete a valuation of the assets acquired in order to allocate the purchase price consideration. The total purchase price consideration was allocated to the net tangible and identified intangible assets based upon the fair values as of May 13, 2013, as determined by management with assistance of the external third-party valuation firm. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill, which is not expected to be deductible for income tax purposes. There are a number of factors contributing to the amount of goodwill, including Meridian workforce and the expectation that the acquisition of Meridian will create synergies, which will provide future value to the Company.
The purchase price consideration in the transaction was allocated as follows (in thousands, except years):

Cash and cash equivalents	$10
Accounts receivable and other assets acquired	281
Total tangible assets acquired	291
		Estimated Useful Lives
Identifiable intangible assets:
Existing technology	5,000	3 years
Patent	2,000	11 years
Customer contracts	300	4 years
Trade name and trademarks	400	4 years
Goodwill	10,295
Total assets acquired	18,286
Liabilities assumed	(180)
Deferred tax liability	(1,329)
Total purchase price consideration	$16,777
In the year ended July 31, 2013, the Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Avenda Systems
On November 30, 2011, the Company acquired Avenda Systems (“Avenda”), a leading developer of network security solutions. The results of Avenda’s operations have been included in the Consolidated Financial Statements since the acquisition date. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.
The purchase price consideration in the transaction consisted of cash and stock as follows (in thousands, except share and per share data):

Cash	$23,475
Stock (526,996 shares at $22.77 per share)	12,000
Total purchase price consideration	$35,475
In addition, the Company agreed to incremental cash payments of up to approximately $6.0 million to Avenda’s former employees who became the Company’s employees, which will be made over a period of up to two years from the closing date, subject to certain continued employment restrictions. Approximately $3.0 million of the incremental payments was paid immediately after the acquisition date and was included in the purchase price allocation. The remaining balance of approximately $3.0 million was excluded from the purchase price allocation and is being recorded as compensation expense over the service period through November 2013.
The purchase price was allocated to the assets acquired and liabilities assumed based on management's estimates of their fair values on the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

allocated to goodwill. In part, goodwill reflected the benefits the Company expected to realize from the enhancement of Avenda's solutions to its MOVE architecture, making it simpler and more secure for enterprises to transition to mobile computing and cloud-based applications.
The purchase price consideration in the transaction was allocated as follows (in thousands):

Cash and cash equivalents	$2,389
Other assets	275
Total tangible assets acquired	2,664

		Estimated Useful Lives
Amortizable intangible assets:
Existing technology	12,800	4 to 7 years
Customer contracts	300	5 years
Goodwill	23,604
Total assets acquired	39,368
Liabilities assumed	(1,784)
Deferred tax liability	(2,109)
Total purchase price consideration	$35,475
The Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the year ended July 31, 2012.
Other Acquisition
On May 23, 2012, the Company acquired a software development company to accelerate the Company’s ClearPass portfolio. Pursuant to the terms of the purchase agreement, the total purchase price was approximately $1.4 million in cash, of which $0.3 million was placed in escrow to secure the Company’s indemnification rights under the Agreement.
The purchase price consideration in the transaction was allocated as follows (in thousands, except years):

		Estimated Useful Lives
Amortizable intangible assets:
Non-compete agreement	$100	4 years
In-process research and development	1,200
Goodwill	200
Total assets acquired	1,500
Liabilities assumed	(81)
Total purchase price consideration	$1,419
A portion of the purchase price was allocated to in-process research and development (“IPR&D”). The in-process technology represents software that will accelerate the Company’s ClearPass portfolio. The IPR&D was identified and valued through an analysis of data provided by the wireless technology company concerning existing technologies, in-process technologies and future technologies. . In addition, the Company agreed to an incremental cash payment and stock awards totaling approximately $4.0 million, subject to certain vesting conditions and continued employment restrictions. The incremental cash payment and stock awards are being recorded as compensation expense over the service period through November 2013.
Azalea Networks
On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. Azalea is a leading supplier of outdoor mesh networks and includes an operations center in Beijing, China which complemented the Company’s existing research and development centers.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

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
During the year ended July 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the year ended July 31, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights. For the year ended July 31, 2012, the Company recorded other income, net of $2.3 million as a result of the revaluation of the contingent rights liability.
The results of Azalea’s operations have been included in the Consolidated Financial Statements since the acquisition date. The tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.
The purchase price consideration in the transaction consisted of stock, cash, contingent rights and advance on purchase price as follows (in thousands, except share and per share data):

Stock (1,524,517 shares at $18.82 per share)	$28,691
Cash	1,808
Contingent rights	9,486
Advance on purchase price	2,000
Total purchase price consideration	$41,985
The purchase price consideration in the transaction was allocated as follows (in thousands, except years):

Cash and cash equivalents	$550
Accounts receivable	2,525
Inventory	1,794
Prepaids and other assets	331
Property and equipment	265
Total tangible assets acquired	$5,465

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

		Estimated Useful Lives
Amortizable intangible assets:
Existing technology	$11,800	5 years
Patents/core technology	2,300	6 years
Customer contracts	1,800	6 years
Tradenames/trademarks	100	1 year
Non-compete agreements	100	2 years
In-process research and development	900
Goodwill	24,842
Total assets acquired	47,307
Liabilities	(5,322)
Total liabilities assumed	(5,322)
Total purchase price consideration	$41,985
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
The Company expensed $0.7 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the year ended July 31, 2011.
Amigopod
On November 19, 2010, the Company entered into an agreement with Amigopod, pursuant to which Aruba acquired substantially all of the assets of Amigopod. The acquisition was completed on December 3, 2010. The total consideration was $3.0 million and resulted in additional goodwill of $0.6 million.

3.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2011	$33,143
Goodwill acquired in acquisitions	23,804
As of July 31, 2012	$56,947
Goodwill acquired in acquisition of Meridian	10,295
As of July 31, 2013	$67,242

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of July 31, 2013
Existing technology	3 to 7 years	$41,383	$(21,269)	$20,114
Patents/core technology	4 to 11 years	9,046	(4,784)	4,262
Customer contracts	4 to 7 years	7,533	(5,537)	1,996
Support agreements	5 to 6 years	2,917	(2,805)	112
Trade names/trademarks	1 to 5 years	1,150	(767)	383
Non-compete agreements	2 to 4 years	912	(842)	70
Total		$62,941	$(36,004)	$26,937

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of July 31, 2012
Existing technology	2 to 7 years	$35,183	$(15,931)	$19,252
Patents/core technology	4 to 6 years	6,806	(4,041)	2,765
Customer contracts	6 to 7 years	7,233	(4,321)	2,912
Support agreements	5 to 6 years	2,917	(2,425)	492
Trade names/trademarks	1 to 5 years	750	(673)	77
Non-compete agreements	2 years	912	(814)	98
Sub-total		$53,801	$(28,205)	$25,596
In-process research and development		1,440	—	1,440
Total		$55,241	$(28,205)	$27,036
In-Process research and development is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During fiscal 2013, the Company completed the development projects and transferred $1.4 million in-process research and development costs to the existing technology category. The Company did not have outstanding in-process research and development as of July 31, 2013.
Amortization expense is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss) under the following:

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Cost of product revenues	$6,080	$5,875	$5,852
Cost of professional services and support revenues	284	540	540
Sales and marketing	1,410	1,812	1,432
Research & development	25	—	—
Total amortization expense	$7,799	$8,227	$7,824

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table presents the estimated future amortization expense of intangible assets as of July 31, 2013:

Amount
(in thousands)
Years ending July 31,
2014	$9,237
2015	8,485
2016	4,646
2017	1,835
2018	1,307
Thereafter	1,427
Total	$26,937

4.	Net Income (Loss) Per Common Share
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

	Years ended July 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income (loss)	$(31,608)	$(8,851)	$70,688
Weighted-average common shares outstanding, basic	113,284	108,774	100,299
Dilutive effect of potential common shares	—	—	16,818
Weighted-average common shares outstanding, diluted	113,284	108,774	117,117
Net income (loss) per share, basic	$(0.28)	$(0.08)	$0.70
Net income (loss) per share, diluted	$(0.28)	$(0.08)	$0.60
The following outstanding stock options and awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Options to purchase common stock	10,048	13,264	1,279
Restricted stock awards	10,788	8,423	227
Contingently issuable shares	680	591	—
Employee stock purchase plan	180	—	—

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

5.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2013
Corporate bonds	$79,493	$29	$(97)	$79,425
U.S. government agency securities	133,794	43	(11)	133,826
U.S. treasury bills	36,317	39	—	36,356
Commercial paper	13,672	3	—	13,675
Certificates of deposit	5,000	10	—	5,010
Municipal notes and bonds	1,590	—	—	1,590
Total short-term investments	$269,866	$124	$(108)	$269,882

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2012
Corporate bonds	$47,011	$118	$(1)	$47,128
U.S. government agency securities	105,358	79	(8)	105,429
U.S. treasury bills	43,896	34	—	43,930
Commercial paper	7,280	2	—	7,282
Certificates of deposit	8,805	27	—	8,832
Total short-term investments	$212,350	$260	$(9)	$212,601
The cost basis and fair value of the short-term investments by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2013
One year or less	$165,614	$165,682
Over one year and less than two years	104,252	104,200
Total short-term investments	$269,866	$269,882

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2012
One year or less	$102,675	$102,794
Over one year and less than two years	109,675	109,807
Total short-term investments	$212,350	$212,601
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of July 31, 2013 and 2012 there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2013
Corporate bonds	$51,850	$(97)
U.S. government agency securities	26,611	(11)
	$78,461	$(108)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2012
Corporate bonds	$3,922	$(1)
U.S. government agency securities	44,026	(8)
	$47,948	$(9)
As of July 31, 2013 and 2012, no securities were in a continuous unrealized loss position for more than twelve months.

6.	Fair Value of Financial Instruments
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
Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques and include the Company’s investments in certain corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, municipal notes and bonds.
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. The Company classified its contingent rights liability as a Level 3

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

liability (see Note 2 - Business Combinations). This liability was estimated using a lattice model and was based on significant inputs not observable in the market and thus represented a Level 3 instrument. The inputs include stock price as of the valuation date, strike price of the contingent right, maximum payoff per share, number of shares held in escrow, exercise period, historical volatility of the Company's stock price based on weekly stock price returns, and risk-free interest rate interpolated from the Constant Maturity Treasury Rate.
Short-term investments are recorded at fair value, defined as the exit price in the principal market in which the Company would transact representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
The change in fair value from the acquisition date of Azalea on September 2, 2010 to December 31, 2012 (expiration date of payment period) was primarily driven by changes in the Company’s common stock price, the approaching settlement date and the claim activities that have taken place. Gains and losses on the re-measurement of the contingent rights liability are included in other income, net.
There were no transfers between levels during the years ended July 31, 2013 and 2012.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of July 31, 2013
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$129,290	$—	$—	$129,290
Money market funds	8,612	—	—	8,612
U.S. government agency securities	3,017	—	—	3,017
Commercial paper	4,000	—	—	4,000
Short-term investments:
Certificates of deposit	5,010	—	—	5,010
Corporate bonds	—	79,424	—	79,424
U.S. government agency securities	—	133,827	—	133,827
U.S. treasury bills	—	36,355	—	36,355
Commercial paper	—	13,676	—	13,676
Municipal notes and bonds	—	1,590	—	1,590
Total assets measured and recorded at fair value	$149,929	$264,872	$—	$414,801

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of July 31, 2012
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$129,786	$—	$—	$129,786
Money market funds	3,843	—	—	3,843
Short-term investments:
Certificates of deposit	8,832	—	—	8,832
Corporate bonds	—	47,128	—	47,128
U.S. government agency securities	—	105,429	—	105,429
U.S. treasury bills	—	43,930	—	43,930
Commercial paper	—	7,282	—	7,282
Total assets measured and recorded at fair value	$142,461	$203,769	$—	$346,230
Liabilities
Contingent rights liability related to the Azalea acquisition	$—	$—	$1,665	$1,665
Total liabilities measured and recorded at fair value	$—	$—	$1,665	$1,665

The following table represents the change in the contingent rights liability related to the Azalea acquisition (see Note 2 - Business Combinations):

Level 3 Amount
(in thousands)
As of July 31, 2011	$5,888
Changes in fair value	(2,318)
Cash payments made	(1,905)
As of July 31, 2012	$1,665
Changes in fair value	(401)
Release of liability upon expiration of the rights	(1,264)
As of July 31, 2013	$—

The change in fair value from the acquisition date was primarily driven by changes in the Company's stock price, the settlement date, and the claim activities that have taken place. During the three months ended January 31, 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net. For the year ended July 31, 2013, the Company recorded other income, net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights. For the years ended July 31, 2013 and 2012, the Company recorded other income of $0.4 million and $2.3 million due to the revaluation of the contingent liability.
Other Investments
During the year ended July 31, 2013, the Company invested $0.3 million and $1.5 million in the form of a convertible security in two privately-held companies. These investments are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

7.	Balance Sheet Components
The following tables provide details of selected balance sheet items:

	July 31, 2013	July 31, 2012
	(in thousands)
Inventory, net
Raw materials	$288	$269
Finished goods	28,607	21,933
Total	$28,895	$22,202

	July 31, 2013	July 31, 2012
	(in thousands)
Accrued Liabilities
Compensation and benefits	$25,214	$20,054
Marketing	41,014	15,191
Litigation reserves	14,125	—
Contingent rights	—	1,665
Other	14,279	15,465
Total	$94,632	$52,375

8.	Property and Equipment, net
Property and equipment, net consists of the following:

	Estimated Useful Lives	July 31, 2013	July 31, 2012
	(in thousands, except estimated useful lives)
Computer equipment	2 to 3 years	$23,109	$16,893
Computer software	2 to 5 years	13,525	7,560
Machinery and equipment	2 years	29,009	19,965
Furniture and fixtures	5 years	4,304	3,952
Leasehold improvements	1 to 6 years	5,892	4,847
Total property and equipment, gross		75,839	53,217
Less: accumulated depreciation and amortization		(48,303)	(33,316)
Total property and equipment, net		$27,536	$19,901

Depreciation and amortization expense for property and equipment, net was $15.9 million, $10.9 million, and $7.2 million for the fiscal years ended July 31, 2013, 2012, and 2011, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

9.	Deferred Revenue
Deferred revenue consists of the following:

	July 31, 2013	July 31, 2012
	(in thousands)
Product	$38,974	$28,215
Professional services and support	70,791	52,387
Total deferred revenue, current	109,765	80,602
Professional services and support, non-current	31,578	22,375
Total deferred revenue, non-current	31,578	22,375
Total deferred revenue	$141,343	$102,977
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years. Deferred professional services and support revenue also consists of certain revenue arrangements entered prior to the second quarter of fiscal 2006, and certain legacy Azalea transactions shipped prior to the acquisition, where the Company was not able to establish VSOE on prior services and support offerings and had to recognize revenue ratably over the support period.

10.	Income Taxes
Income (loss) before income tax provision consists of the following:

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Domestic	$(9,807)	$54,116	$25
International	(418)	(40,556)	(972)
Income (loss) before provision for income taxes	$(10,225)	$13,560	$(947)
The provision for (benefit from) income taxes consisted of the following:

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$16,534	$2,499	$(126)
State	1,876	3,670	99
Foreign	3,210	2,688	1,241
Total current provision for income taxes	21,620	8,857	1,214
Deferred
Federal	(4,087)	17,508	(59,614)
State	2,788	(3,563)	(12,428)
Foreign	1,062	(391)	(807)
Total deferred provision for income taxes	(237)	13,554	(72,849)
Total provision for (benefit from) income taxes	$21,383	$22,411	$(71,635)

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The differences between the provision for income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years ended July 31,
	2013	2012	2011
Federal statutory rate	(35.0)%	35.0%	(35.0)%
State taxes (benefit), net of federal benefit	14.0%	3.4%	(3.3)%
Non-deductible meals and entertainment	2.0%	1.9%	25.0%
Change in state effective rate	(3.9)%	(2.9)%	(63.7)%
IP structure charges, net of tax capitalized	—%	75.9%	—%
Amortization of deferred tax charge on IP restructuring	74.8%	55.2%	—%
Foreign income at other than U.S. rate	56.0%	(3.0)%	58.3%
Non-deductible stock-based compensation	104.8%	33.6%	448.5%
Non-deductible acquisition-related expenses	2.7%	0.2%	16.3%
Research and developments credits	(53.5)%	(33.0)%	(900.1)%
Change in valuation allowance	47.2%	(1.0)%	(7,110.4)%
Effective tax rate	209.1%	165.3%	(7,564.4)%
During the quarter ending January 31, 2013, Congress extended the U.S. research and development credit retroactively to January 1, 2012. The tax provision for fiscal 2013 includes a tax benefit for this credit of approximately $1.9 million relating to fiscal 2012.
IP structure charges consist primarily of non-recurring items of gain recognized in the United States related to the international restructuring of the Company's corporate organization during fiscal 2012, including the transfer of certain intellectual property and inventory overseas. The “Amortization of deferred tax charge on IP restructuring” consists of taxes paid that result from intra-entity transfers and that are deferred, and amortized for financial reporting purposes under Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation).   For fiscal 2013 and fiscal 2012, the corporate reorganization resulted in an increase to the effective tax rate due to the non-recurring items of gain triggered in the United States related to the reorganization as described above.  While the Company has yet to realize any tax savings to date, the Company expects to realize a reduction in the effective tax rate as a result of the corporate reorganization after the deferred charges have been fully amortized.
Excess tax benefits associated with stock-based compensation deductions are credited to stockholders' equity. The reduction of income taxes payable resulting from stock-based compensation deductions that were credited to stockholders' equity were approximately $9.9 million for the twelve months ended July 31, 2013, $21.6 million for the twelve months ended July 31, 2012, and zero for the twelve months ended July 31, 2011. Related amounts shown in the Consolidated Statements of Stockholders' Equity include the tax effect of any adjustments in the Company's deferred tax asset for stock based compensation when the tax benefit realized is less than the deferred tax asset.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of July 31,
	2013	2012
	(in thousands)
Deferred tax assets
Current
Net operating loss carryforwards	$1,187	$5,557
Capital loss carryforwards	—	69
Research and development credits	615	—
Stock-based compensation	10,271	14,213
Accruals and reserves	17,131	14,832
Total deferred tax assets, current	29,204	34,671
Valuation allowance	(128)	(87)
Net deferred tax assets, current	29,076	34,584
Non-current
Net operating loss carryforwards	2,848	1,572
Research and development credits	12,378	11,120
Depreciation and amortization	—	11,116
Stock-based compensation	9,423	—
Accruals and reserves	3,030	—
Total deferred tax assets	27,679	23,808
Valuation allowance	(4,599)	—
Net deferred tax assets, non-current	23,080	23,808
Net deferred tax assets	52,156	58,392
Deferred tax liabilities
Non-current
Depreciation and amortization	(3,292)	(3,136)
Book tax basis in acquired assets	—	(8)
Total deferred tax liabilities	(3,292)	(3,144)
Net deferred tax asset	$48,864	$55,248
As of July 31, 2013, the valuation allowance relates to the benefits of California tax research credit carryforwards that the Company believes are not more likely than not to be realized. During the year ending July 31, 2013, the valuation allowance for state tax research credit carryforwards increased by $4.7 million, of which $1.9 million relate to credits earned during the year ending July 31, 2013 and $2.8 million relate to credit carryforwards as of July 31, 2012. It is reasonably possible that a material increase in the valuation allowance could occur within one year depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period that the valuation allowance is increased.
As of July 31, 2013, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $149 million and $133 million, respectively. The loss carryforwards expire at various dates primarily beginning in year 2030 through year 2032. Utilization of a portion of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of a portion of the net operating losses before utilization. If these net operating loss carryforwards are realized, approximately $55 million tax benefit will be recorded to paid in capital.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

As of July 31, 2013, the Company's federal and state research credit carryforwards for income tax purposes were approximately $22 million and $25 million, respectively. The federal credits expire at various dates beginning in year 2023 through year 2033. The state credits can be carried forward indefinitely.
As of July 31, 2013, approximately $14 million of undistributed earnings from the Company's foreign subsidiaries have been excluded from U.S. tax provision and U.S. deferred tax liability as the Company intends to permanently reinvest these earnings outside the United States. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred tax liability relating to these earnings is not practicable.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Years ended July 31,
	2013	2012	2011
Beginning gross unrecognized tax benefits	$12,077	$10,868	$6,320
Additions for tax positions related to current year	5,523	7,444	4,478
Additions for tax positions related to prior year	—	—	199
Reductions for tax positions related to prior year	(166)	(6,235)	(129)
Ending gross unrecognized tax benefits	$17,434	$12,077	$10,868
At July 31, 2013, the Company had $17.4 million of unrecognized tax benefits, which if recognized would affect the Company's income tax expense. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, these charges have been immaterial.
The Company believes that it is reasonably possible that unrecognized tax benefits will not increase or decrease significantly over the next 12 months. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination.

11.	Equity Incentive Plans and Benefit Plans
In April 2002, the Company’s board of directors approved the Company’s 2002 Stock Plan (the “2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”) and the Employee Stock Purchase Plan (“ESPP"). Upon the closing of the IPO, all of the remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan.
The 2007 Plan provides for annual increases in the number of shares available for issuance equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.
In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Corporate Bonus Plan, which have subsequently been amended in fiscal 2011 and fiscal 2012 (the “Bonus Plans”). The Bonus Plans offer the Company’s executive officers and employees (the “participants”) the opportunity to earn stock bonuses, or cash for employees in certain countries, based on certain performance criteria set forth in the Bonus Plans associated with revenue and operating income over the respective 6-month performance periods. Based on the probability assessment at each of the period-ends, the bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded stock-based compensation expense related to the Bonus Plans of $13.1 million, $8.1 million, and $9.4 million in fiscal years 2013, 2012, and 2011 respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity (in thousands, except for share and share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
As of July 31, 2010	635,877	23,640,524	$5.00		5.9	$283,286
Shares reserved for issuance	4,680,314	—
Restricted stock awards granted	(4,460,081)	—
Restricted stock awards forfeited	355,781	—
Options granted	(1,853,890)	1,853,890	21.88	$11.70
Options exercised	—	(6,413,368)	4.64			137,156
Options cancelled	916,102	(916,102)	10.11
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			$56,579
Options cancelled	1,325,003	(1,325,003)	10.87
As of July 31, 2012	532,596	13,264,031	$6.63		3.9	$112,868
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(7,252,248)	—
Restricted stock awards forfeited	1,393,834	—
Options exercised	—	(2,860,592)	6.71			$38,697
Options cancelled	306,970	(355,870)	14.94
As of July 31, 2013	557,585	10,047,569	$6.29		2.9	$121,227
Options vested and expected to vest as of July 31, 2013 (2)		10,007,571	$6.23		2.9	$121,192
Options exercisable as of July 31, 2013		9,351,024	$5.35		2.8	$119,696

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
As of July 31, 2013, $6.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 1.1 years.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2010	2,215,932	$9.74
Awards granted	4,460,081	24.46
Awards vested	(1,226,393)	14.70
Awards forfeited	(355,781)	16.24
As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15
As of July 31, 2012	8,422,681	$19.49
Awards granted	7,252,248	18.76
Awards vested	(3,493,341)	19.51
Awards forfeited	(1,393,834)	20.44
As of July 31, 2013	10,787,754	$18.87
Restricted stock units and awards are granted under the 2007 Plan. Restricted stock awards are shares of common stock that vest and restricted stock units are awards that will result in a payment if performance goals are achieved or the awards otherwise vest. The terms and conditions of these awards are established by the plan administrator.
The estimated fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. The total fair value of the awards granted during the fiscal years ended July 31, 2013, 2012, and 2011 was $136.1 million, $149.2 million, and $109.1 million, respectively. As of July 31, 2013, $145.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.8 years.
Employee Stock Purchase Plan
Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase periods. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. A total of 4,689,800 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2013.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 1, 2011
Shares issued	409,920
Weighted average purchase price per share	$14.88
Purchase date	March 1, 2012
Shares issued	442,758
Weighted average purchase price per share	$16.37
Purchase date	September 1, 2012
Shares issued	348,520
Weighted average purchase price per share	$16.65
Purchase date	March 1, 2013
Shares issued	489,587
Weighted average purchase price per share	$16.74
Fair Value Disclosures
There were no stock options granted during the fiscal year ended July 31, 2013. The Company granted 177,568 stock options during the fiscal year ended July 31, 2012.
The total fair value of options and share awards vested in each of the fiscal years ended July 31, 2013, 2012, and 2011, was $78.6 million, $75.9 million, and $35.8 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options
There were no options granted in fiscal year 2013. For fiscal years 2012 and 2011, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Years ended July 31,
	2012	2011
Risk-free interest rate	1.2%	1.6%
Expected term (in years)	4.0	4.0
Dividend yield	—%	—%
Volatility	74%	70%
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Years ended July 31,
	2013	2012	2011
Risk-free interest rates	0.1% to 0.3%	0.1% to 0.3%	0.2% to 0.7%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%	—%
Volatility	54% to 63%	56% to 77%	41% to 69%
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The Company made an estimate of expected forfeitures based on historical experience of forfeitures upon vest, and is recognizing stock-based compensation only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.
Stock-based Compensation Expense
The following table presents stock-based compensation expense by award-type:

	Years ended July 31,
	2013	2012	2011
	(in thousands)
Stock options	$9,648	$16,879	$19,323
Stock awards	77,064	58,877	38,636
Employee stock purchase plan	9,514	8,156	5,791
Total	$96,226	$83,912	$63,750
The amount of capitalized stock-based compensation during the fiscal year ended July 31, 2013, 2012, and 2011 was immaterial.
401(k) Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.
Stock Repurchase Program
On June 13, 2012, the Company announced a stock repurchase program for up to $100.0 million of its common stock, which the Company fully utilized and then was increased by an additional $100.0 million on July 15, 2013. The Company is authorized to make repurchases in the market until the Board of Directors' terminates the program or until expenditures reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded from available working capital. The number of shares repurchased and the timing of purchases are based on the price of the Company’s common stock, general business and market conditions and other investment considerations. Shares are retired upon repurchase and it is the Company’s policy to charge any excess of cost over par value entirely to additional paid-in capital. During the fiscal years ended July 31, 2013 and 2012, the Company repurchased a total of 5,311,332 shares and 1,408,504 shares, respectively for a total of purchase price of $86.2 million and $19.9 million, respectively. At July 31, 2013, $93.9 million remains authorized for repurchase under the stock repurchase program.

12.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment—selling its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates as a single reportable and operating segment and the CEO evaluates performance based primarily on revenue in the geographic locations in which the Company operates. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers. The Company’s assets are primarily located in the U.S. and not allocated to any specific region.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

The following presents total revenue by geographic region:

	Years ended July 31,
	2013	2012	2011
	(in thousands)
United States	$379,447	$323,331	$250,995
Europe, Middle East and Africa	106,427	89,540	62,595
Asia Pacific and Japan	94,361	89,677	70,171
Rest of World	19,809	14,221	12,753
Total	$600,044	$516,769	$396,514
The Company’s product revenue was $496.3 million, $434.7 million and $334.9 million for the fiscal years July 31, 2013, 2012 and 2011, respectively. Professional services and support revenue was $103.7 million, $82.0 million and $61.7 million in the same periods.
The following table presents significant channel partners contributing revenue in excess of 10% of total revenue:

	Years ended July 31,
	2013	2012	2011
ScanSource, Inc. (“Catalyst”)	20.8%	21.4%	19.4%
Synnex Corp.	11.6%	*	*
Avnet Logistics U.S. LP	*	14.1%	17.1%
Alcatel-Lucent	*	*	13.9%
(*) Indicates less than 10%.
The following table presents significant channel partners as a percentage of total gross accounts receivable:

	July 31, 2013	July 31, 2012
ScanSource, Inc. (“Catalyst”)	21.4%	15.7%
Synnex Corp.	12.1%	*
Avnet Logistics U.S. LP	13.1%	19.0%
(*) Indicates less than 10%.
The following table sets forth the Company's long-lived assets (property, plant, and equipment) by geographic region based on the location of the asset:

	July 31, 2013	July 31, 2012
	(in thousands)
United States	$19,291	$14,500
All other countries	8,245	5,401
Total	$27,536	$19,901

13.	Commitments and Contingencies
Legal Matters
The Company is involved in disputes, claims, litigation, investigations, proceedings and other legal actions, consisting of intellectual property, commercial, securities, and employment matters from time to time that arise in the ordinary course of business, including the legal matters identified below.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
Nomadix, Inc v. Hewlett Packard Company et al. In November 2009, Nomadix, Inc. filed a lawsuit against multiple defendants including Aruba Networks. The suit was filed in the United States District Court for the Central District of California. The plaintiff claims that the defendants infringe several of their patents; however, only one patent was asserted against Aruba, U.S. Patent No. 6,636,894. On July 30, 2013, the Company and Nomadix reached a settlement. As part of the settlement, the Company agreed to pay Nomadix an amount in consideration for a perpetual non-exclusive license for Nomadix' alleged patent, among other things. The Company determined there would be no material benefit from the acquired patent, thus the settlement was recorded as an operating expense in in the fourth quarter of fiscal 2013. The terms of the settlement are confidential. Although the settlement did have a material impact to the Company's Consolidated Statements of Operations and Comprehensive Income (Loss), it did not have a material adverse effect on the Company's consolidated financial position or cash flows for fiscal 2013.
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
For the fiscal year 2013, the Company accrued loss contingencies for certain legal matters totaling $14.1 million. For fiscal years 2012 and 2011, accrued loss contingencies were not material to the Company's consolidated financial statements.
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
Lease Obligations
The Company leases office spaces under non-cancelable operating leases with various expiration dates through June 2018. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for the fiscal years ended July 31, 2013, 2012, and 2011 was $7.2 million, $5.6 million and $4.5 million, respectively.
Future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Years ending July 31,
2014	$7,059
2015	6,815
2016	6,926
2017	2,599
2018	1,341
Total minimum payments	$24,740

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $40.0 million and $46.1 million in non-cancelable purchase commitments as of July 31, 2013 and 2012, respectively. The Company expects to sell all products that it has committed to purchase from its third-party contract manufacturers and other suppliers.
Warranties
The Company provides for future warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. In the case of hardware, the warranties are generally for one year and for certain products a lifetime warranty from the date of purchase. Beginning in the fourth quarter of fiscal year 2009, the Company announced a lifetime warranty program on certain access points, in which customers are entitled to a lifetime warranty on certain access points purchased subsequent to the announcement of the program.
The Company warrants that any media on which its software products are recorded will be free from defects in materials and workmanship under normal use for a period of 90 days from the date the products are delivered to the end customer. In addition, the Company warrants that its hardware products will substantially conform to the Company’s published specifications. Historically, the Company has not experienced material warranty costs. Factors that affect the Company’s warranty liability include the number of installed units, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The Company assesses the adequacy of its recorded warranty liabilities every period and makes adjustments to the liability as necessary.
The warranty liability is included as a component of accrued liabilities on the consolidated balance sheets. Changes in the warranty liability are as follows:

Warranty Amount
(in thousands)
As of July 31, 2010	$210
Provision	462
Obligations fulfilled during period	(268)
As of July 31, 2011	404
Provision	956
Obligations fulfilled during period	(542)
As of July 31, 2012	818
Provision	703
Obligations fulfilled during period	(744)
As of July 31, 2013	$777
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Continued

uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions because these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2013 and 2012. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.
14. Quarterly Financial Information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters:

	Fiscal Quarters Ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2013	2013	2013	2012	2012	2012	2012	2011
	(in thousands, except per share amounts)
Revenue	$153,064	$147,136	$155,362	$144,482	$139,249	$131,894	$126,275	$119,351
Gross profit	107,331	103,164	110,706	102,364	99,418	92,383	90,793	82,737
Operating income (loss)	(20,345)	(2,423)	6,221	4,531	5,429	3,303	449	1,554
Net income (loss)	(15,581)	(20,191)	4,990	(826)	(3,030)	6,028	(11,382)	(467)
Net income (loss) per common share, basic	$(0.14)	$(0.18)	$0.04	$(0.01)	$(0.03)	$0.05	$(0.11)	$—
Net income (loss) per common share, diluted	$(0.14)	$(0.18)	$0.04	$(0.01)	$(0.03)	$0.05	$(0.11)	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
See Management’s Report of Internal Control Over Financial Reporting on page 61. The effectiveness of our internal control over financial reporting as of July 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this report
(2) Financial Schedules: Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
	(in thousands)
Fiscal year ended July 31, 2011
Allowance for doubtful accounts	$462	$17	$(173)	$306
Sales returns	$225	$458	$(397)	$286
Valuation allowance on deferred tax assets	$67,572	$—	$(67,337)	$235
Fiscal year ended July 31, 2012
Allowance for doubtful accounts	$306	$125	$(155)	$276
Sales returns	$286	$1,051	$(690)	$647
Valuation allowance on deferred tax assets	$235	$—	$(148)	$87
Fiscal year ended July 31, 2013
Allowance for doubtful accounts	$276	$737	$(208)	$805
Sales returns	$647	$994	$(328)	$1,313
Valuation allowance on deferred tax assets	$87	$4,727	$(87)	$4,727
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	September 24, 2013
Dominic P. Orr

/s/ Michael M. Galvin	Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2013
Michael M. Galvin

/s/ Keerti Melkote	Co-Founder, Chief Technology Officer and Director	September 24, 2013
Keerti Melkote

/s/ Bernard Guidon	Director	September 24, 2013
Bernard Guidon

/s/ Emmanuel Hernandez	Director	September 24, 2013
Emmanuel Hernandez

/s/ Michael R. Kourey	Director	September 24, 2013
Michael R. Kourey

/s/ Willem P. Roelandts	Director	September 24, 2013
Willem P. Roelandts

/s/ Juergen Rottler	Director	September 24, 2013
Juergen Rottler

/s/ Daniel Warmenhoven	Director	September 24, 2013
Daniel Warmenhoven

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date
2.1	Arrangement Agreement dated May 7, 2010 by and among Registrant, Azalea Networks, Felix Zhao, Frank Wang, Fang Wu, Hans Tai and Samuel Chen, as Principal Shareholders, and with respect to Articles VII, VIII and IX only, Hans Tai as Shareholder Representative and U.S. Bank National Association as Escrow Agent	8-K	001-33347	2.1	5/10/2010
2.2	Scheme of Arrangement between Azalea Networks, Registrant, the Scheme Shareholders (as defined therein) and the Bridge Noteholders (as defined therein)	8-K	001-33347	2.2	9/3/2010
3.1	Restated Certificate of Incorporation of Registrant	8-K	001-33347	3.1	4/5/2007
3.2	Amended and Restated Bylaws of Registrant	8-K	001-33347	3.1	2/17/2009
4.1	Specimen common stock certificate	S-1	333-139419	4.1	3/7/2007
10.1	Form of Indemnification Agreement between Registrant and its directors and executive officers	8-K	001-33347	10.1	5/20/2011
10.2‡	AirWave Wireless, Inc. 2000 Stock Plan	S-8	333-149945	99.1	3/28/2008
10.3‡	2002 Stock Plan of Registrant, as amended	S-1	333-139419	10.2A	1/24/2007
10.4‡	Forms of Stock Option Agreements under the 2002 Stock Plan	S-1	333-139419	10.2B	12/15/2006
10.5‡	2007 Equity Incentive Plan of Registrant, as amended	10-K	001-33347	10.5	9/27/2011
10.6‡	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	S-1	333-139419	10.3B	1/24/2007
10.7‡	Form of Stock Option Agreement for Participants Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.7	9/24/2010
10.8‡	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	10-Q	001-33347	10.2	12/10/2008
10.9‡	Form of Restricted Stock Unit Agreement for Recipients Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.9	9/24/2010
10.10‡	Employee Stock Purchase Plan, as amended	10-Q	001-33347	10.4	3/3/2010
10.11‡	Form of Subscription Agreement under the Employee Stock Purchase Plan	S-1	333-139419	10.4B	1/24/2007
10.12‡	Executive Officer Bonus Plan, as amended	8-K	001-33347	10.1	12/23/2010
10.13‡	Outside Director Compensation Policy	10-K	001-33347	10.13	9/27/2011
10.14‡	Change of Control Severance Policy for Officers and Directors	10-K	001-33347	10.14	9/27/2011
10.15‡	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic Orr	S-1	333-139419	10.5	12/15/2006
10.16‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic Orr	10-K	001-33347	10.7	10/6/2009
10.17‡	Employment offer letter, dated April 12, 2002, between Registrant and Keerti Melkote	S-1	333-139419	10.6	12/15/2006
10.18‡	Employment Offer Letter, dated August 26, 2004, between Registrant and Michael Kirby	10-K	001-33347	10.19	10/11/2012
10.19‡	Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin	10-K	001-33347	10.21	9/27/2011
10.20‡	Description of amendments to change of control arrangements with certain executive officers	8-K	001-33347	Item 5.02	3/9/2010
10.21	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	8-K	001-33347	10.1	12/6/2007

10.22	First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.15	10/6/2009
10.23	Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.17	10/6/2009
10.24	Flextronics Manufacturing Services Agreement, dated January 1, 2005, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd. (the “Flextronics Manufacturing Services Agreement”)	S-1	333-139419	10.15	1/24/2007
10.25	Amendment 1 to the Flextronics Manufacturing Services Agreement, dated as of May 5, 2007, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.28	9/27/2011
10.26	Amendment 2 to the Flextronics Manufacturing Services Agreement, dated as of April 22, 2010, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.29	9/27/2011
10.27	Amendment 3 to the Flextronics Manufacturing Services Agreement, dated as of September 30, 2011, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-Q	001-33347	10.4	12/7/2011
10.28	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	S-1	333-139419	10.16	3/20/2007
10.29	Amendment No. 1 to Technology License Agreement, dated as of March 4, 2011, between Registrant and Atheros Communications, Inc.	10-K	001-33347	10.31	9/27/2011
10.30	Software License Agreement, dated as of January 11, 2006, between Registrant and Broadcom Corporation	S-1	333-139419	10.17	1/24/2007
10.31†	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.18	3/26/2007
10.32†	Amendment #1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.19	3/26/2007
10.33†	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.2	12/4/2009
10.34†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.8	3/11/2011
10.35	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.3	3/12/2009
10.36	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.4	3/12/2009
10.37†	Distribution Agreement, dated as of June 4, 2007, between Registrant and ScanSource, Inc. (the “ScanSource Distribution Agreement”)	10-Q	001-33347	10.2	3/11/2011
10.38†	Amendment 1 to the ScanSource Distribution Agreement, dated as of March 17, 2008, between Registrant and ScanSource, Inc.	10-K	001-33347	10.40	9/27/2011
10.39†	Amendment 2 to the ScanSource Distribution Agreement, dated as of May 27, 2009, between Registrant and ScanSource, Inc.	10-K	001-33347	10.41	9/27/2011
10.40†	Distributor Agreement, dated as of June 15, 2007, between Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)	10-Q	001-33347	10.3	3/11/2011
10.41†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.4	3/11/2011
10.42†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.5	3/11/2011

10.43	Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between Registrant and Avnet, Inc.	10-Q	001-33347	10.6	3/11/2011
10.44†	Amendment 4 to the Avnet Distributor Agreement, effective as of February 17, 2012, between Registrant and Avnet, Inc.	10-Q	001-33347	10.3	6/7/2012
10.45†*	Amendment 5 to the Avnet Distributor Agreement, effective as of February 1, 2013, between Registrant and Avnet, Inc.
10.46†	Manufacturing Agreement, dated as of November 1, 2008, between Registrant and SerComm Corporation	10-Q	001-33347	10.7	3/11/2011
10.47	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and SerComm Corporation	10-Q	001-33347	10.2	6/7/2012
10.48†	Volume Purchase Agreement, effective as of February 28, 2011, between Registrant and Atheros Technology Ltd.	10-K/A	001-33347	10.47	2/8/2012
10.49	Patent Cross License and Settlement Agreement dated November 4, 2009	8-K	001-33347	10.1	11/6/2009
10.50	Letter Agreement dated November 4, 2009	8-K	001-33347	10.2	11/6/2009
21.1*	List of subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment has been requested for portions of this exhibit.
‡	Indicates management contract or compensatory plan or arrangement.
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