Form 10-Q
period 2013-10-31
ARUBA NETWORKS, INC.
filed 2013-12-05
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock was 109,138,262 as of December 2, 2013.

ARUBA NETWORKS, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 31, 2013

 PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31, 2013	July 31, 2013
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$81,913	$144,919
Short-term investments	243,028	269,882
Accounts receivable, net of allowance for doubtful accounts of $337 and $805 as of October 31, 2013 and July 31, 2013, respectively	68,258	93,191
Inventory, net	34,364	28,895
Deferred cost of revenue	13,778	12,657
Prepaids and other current assets	22,005	20,090
Deferred income tax assets, current	28,208	29,076
Total current assets	491,554	598,710
Property and equipment, net	28,545	27,536
Goodwill	67,242	67,242
Intangible assets, net	24,573	26,937
Deferred income tax assets, non-current	20,310	19,788
Other non-current assets	6,881	6,530
Total assets	$639,105	$746,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,636	$24,891
Accrued liabilities	62,609	94,632
Income taxes payable, current	479	662
Deferred revenue, current	117,200	109,765
Total current liabilities	199,924	229,950
Deferred revenue, non-current	39,576	31,578
Other non-current liabilities	9,537	8,990
Total liabilities	249,037	270,518
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized at October 31, 2013 and July 31, 2013; 109,113 and 113,409 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	11	11
Additional paid-in capital	544,707	623,155
Accumulated other comprehensive loss	(1,422)	(1,540)
Accumulated deficit	(153,228)	(145,401)
Total stockholders’ equity	390,068	476,225
Total liabilities and stockholders’ equity	$639,105	$746,743
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands, except per share data)
Revenue
Product	$130,831	$119,222
Professional services and support	30,096	25,260
Total revenue	160,927	144,482
Cost of revenue
Product	40,118	36,161
Professional services and support	8,433	5,957
Total cost of revenue	48,551	42,118
Gross profit	112,376	102,364
Operating expenses
Research and development	40,445	31,963
Sales and marketing	63,044	53,919
General and administrative	14,515	11,951
Total operating expenses	118,004	97,833
Operating income (loss)	(5,628)	4,531
Other income, net
Interest income	261	316
Other income, net	270	276
Total other income, net	531	592
Income (loss) before income taxes	(5,097)	5,123
Provision for income taxes	2,730	5,949
Net loss	$(7,827)	$(826)

Shares used in computing net loss per common share, basic	112,011	111,976
Net loss per common share, basic	$(0.07)	$(0.01)
Shares used in computing net loss per common share, diluted	112,011	111,976
Net loss per common share, diluted	$(0.07)	$(0.01)
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)

Net loss	$(7,827)	$(826)

Other comprehensive loss, net of tax:
Available-for-sale investments:
Unrealized gains (losses), net	(88)	(28)
Realized gains reclassified into earnings	(30)	—
Net change of unrealized losses on available-for-sale investments	(118)	(28)
Net change in cumulative translation adjustments	—	19
Other comprehensive loss	(118)	(9)

Comprehensive loss	$(7,945)	$(835)

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(7,827)	$(826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,032	5,051
Change in provision for doubtful accounts	(85)	117
Write-downs for excess and obsolete inventory	1,853	1,868
Stock-based compensation expense	27,419	22,562
Accretion of purchase discounts on short-term investments	609	263
Loss (gain) on disposal of fixed assets	109	—
Change in carrying value of contingent rights liability	—	(401)
Deferred income taxes	(351)	126
Excess tax benefit associated with stock-based compensation	—	(925)
Changes in operating assets and liabilities:
Accounts receivable	25,018	7,057
Inventory	(7,322)	(8,602)
Prepaids and other current assets	(763)	208
Deferred cost of revenue	(1,121)	65
Other non-current assets	(351)	1,459
Accounts payable and other current and non-current liabilities	(37,643)	(5,198)
Deferred revenue	15,433	10,923
Income taxes payable	(762)	3,163
Net cash provided by operating activities	21,248	36,910
Cash flows from investing activities
Purchases of short-term investments	(62,362)	(67,037)
Proceeds from sales of short-term investments	48,080	20,252
Proceeds from maturities of short-term investments	40,645	38,166
Purchases of property and equipment	(4,604)	(5,357)
Net cash provided by (used in) investing activities	21,759	(13,976)
Cash flows from financing activities
Proceeds from issuance of common stock	7,449	11,336
Repurchases of common stock under stock repurchase program	(113,462)	(11,524)
Excess tax benefit associated with stock-based compensation	—	925
Net cash provided by (used in) financing activities	(106,013)	737
Effect of exchange rate changes on cash and cash equivalents	—	19
Net increase (decrease) in cash and cash equivalents	(63,006)	23,690
Cash and cash equivalents, beginning of period	144,919	133,629
Cash and cash equivalents, end of period	$81,913	$157,319

Supplemental disclosure of cash flow information
Income taxes paid	$2,099	$1,180
Non-cash investing and financing activities:
Unpaid purchases of property and equipment	$1,182	$212
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”), incorporated in the state of Delaware on February 11, 2002, is a leading global provider of enterprise mobility solutions. The Company's Mobile Virtual Enterprise (“MOVE”) architecture leverages its diverse products (including its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for its customers, enabling them to provide network access to traveling business professionals, remote workers and employees and guests of branch offices and corporate headquarters. The Company derives its revenue from sales of its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support. The Company has offices in the Americas, Europe, the Middle East and Africa ("EMEA"), and the Asia Pacific and Japan ("APJ") regions and employs staff around the world.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated.
The unaudited Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2013 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2013, its results of operations and its cash flows for the three months ended October 31, 2013 and 2012. The results for the three months ended October 31, 2013 are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending July 31, 2014. The July 31, 2013 Consolidated Balance Sheet data were derived from audited financial statements but do not include all disclosures required by U.S. GAAP.
The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2013.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies for the three months ended October 31, 2013, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued revised guidance on how an entity tests indefinite-lived intangible assets for impairment. Under the new guidance, an entity is no longer required to calculate the fair value of the indefinite-lived intangible assets and perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The Company adopted this guidance during the first quarter of fiscal 2014, which did not have a material impact on the Company’s consolidated financial statements.
In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The Company adopted this guidance during the first quarter of fiscal 2014 and presented the effects within the Consolidated Statements of Comprehensive Loss.
In June 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Accounting Standard Update 2013-11 ("ASU 2013-11") is required for our fiscal year beginning August 1, 2014. Early adoption is permitted. The Company will adopt ASU 2013-11 for its fiscal year beginning August 1, 2014. The Company expects that the impact of ASU 2013-11 will be to reduce its long-term tax liability for UTBs and reduce its deferred tax assets and/or increase its additional paid-in capital shown in the consolidated balance sheets.

2.	Business Combinations
On May 13, 2013, the Company acquired Meridian Apps, Inc. (“Meridian”), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. As a result of the acquisition, Meridian became a wholly owned subsidiary of the Company. The Company is offering new indoor location-based services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets.
The results of operations of Meridian are included in the Company's consolidated Statement of Operations from the date of acquisition. The Company does not consider the acquisition of Meridian to be material to its results of operations or financial position, and therefore, the Company is not presenting pro-forma financial information of combined operations.
The purchase price consideration was $16.8 million, consisting of cash consideration. In addition, the Company is obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became employees of the Company, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. For the first quarter of fiscal 2014, the Company recorded $0.9 million in general and administrative expenses associated with this additional cash compensation.
In connection with this acquisition, the Company allocated the total purchase price consideration to the net assets and liabilities acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess purchase price over the value of the net tangible and identifiable intangible assets was recorded as goodwill, which is not expected to be deductible for income tax purposes. There are a number of factors contributing to the amount of goodwill, including Meridian workforce and the expectation that the acquisition of Meridian will create synergies, which will provide future value to the Company.
The following table summarizes the allocation of the purchase price consideration:

	Amount	Estimated Useful Lives
	(in thousands)
Purchase price consideration:
Cash	$16,777

Tangible assets acquired and liabilities assumed	$(1,218)

Identifiable intangible assets:
Existing technology	5,000	3 years
Patent	2,000	11 years
Customer contracts and related relationships	300	4 years
Trade name and trademarks	400	4 years
Goodwill	10,295
Total net assets acquired	$16,777

3.	Contingent Rights Liability Arising from Business Combinations
On September 2, 2010, the Company completed its acquisition of Azalea Networks (“Azalea”) for a total purchase price of $42.0 million. As part of the purchase consideration for each share of the Company received by the Azalea shareholders, each Azalea shareholder also received a right ("Contingent Rights") to receive an amount of cash equal to the shortfall generated if a share was sold below the target value within the payment period, as specified in the arrangement. For shares not

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

held in escrow, the payment period began on August 1, 2011 and ended on December 31, 2011. The Contingent Rights related to these shares were settled in cash of $1.9 million in January 2012. For shares held in escrow, the payment period began on the later of January 2, 2012 or the date such shares are released from escrow to the Azalea shareholders, if at all, and ending on the earlier of thirty calendar days following such release date or December 31, 2012. The rights related to the escrow shares are subject to forfeiture in certain circumstances. For shares held in escrow, the Company made claims against all of the escrow shares prior to the claim period expiration, which was April 1, 2012. Currently the escrow shares remain in escrow pending the resolution of the Company’s claims.
At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. The change in fair value of this contingent right was primarily driven by changes in the Company's common stock price. Gains and losses as a result of the revaluation of the contingent rights liability are included in other income, net in the Consolidated Statements of Operations. For the three months ended October 31, 2013 and 2012, the Company recorded zero and $0.4 million due to the revaluation of the contingent rights liability, respectively. In December 2012, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income, net.

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
Balance at July 31, 2012	$56,947
Goodwill acquired in acquisition of Meridian	10,295
Balance at July 31, 2013	$67,242
Changes in goodwill	—
Balance at October 31, 2013	$67,242
The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at October 31, 2013
Existing technology	3 to 7 years	$41,383	$(23,000)	$18,383
Patents/core technology	4 to 11 years	9,046	(5,057)	3,989
Customer contracts	4 to 7 years	7,533	(5,857)	1,676
Support agreements	5 to 6 years	2,917	(2,814)	103
Tradenames/trademarks	1 to 5 years	1,150	(792)	358
Non-compete agreements	2 to 4 years	912	(848)	64
Total		$62,941	$(38,368)	$24,573

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at July 31, 2013
Existing technology	3 to 7 years	$41,383	$(21,269)	$20,114
Patents/core technology	4 to 11 years	9,046	(4,784)	4,262
Customer contracts	4 to 7 years	7,533	(5,537)	1,996
Support agreements	5 to 6 years	2,917	(2,805)	112
Tradenames/trademarks	1 to 5 years	1,150	(767)	383
Non-compete agreements	2 to 4 years	912	(842)	70
Total		$62,941	$(36,004)	$26,937

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Amortization expense related to intangible assets was recorded as follows in the Consolidated Statements of Operations:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cost of product revenue	$2,005	$1,436
Cost of professional services and support revenue	—	135
Sales and marketing	353	344
Research and development	6	6
Total amortization expense	$2,364	$1,921
The following table presents the estimated future amortization expense of intangible assets as of October 31, 2013:

Amount
(in thousands)
Fiscal Year
2014 (remaining nine months)	$6,873
2015	8,485
2016	4,646
2017	1,835
2018	1,307
Thereafter	1,427
Total	$24,573

5.	Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net loss per share:

	Three Months Ended October 31,
	2013	2012
	(in thousands, except per share data)
Net loss	$(7,827)	$(826)
Weighted-average common shares outstanding, basic	112,011	111,976
Dilutive effect of potential common shares	—	—
Weighted-average common shares outstanding, diluted	112,011	111,976
Net loss per share, basic	$(0.07)	$(0.01)
Net loss per share, diluted	$(0.07)	$(0.01)

The following outstanding stock options and awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Options to purchase common stock	1,250	1,748
Restricted stock awards	2,787	2,454
Contingently issuable shares	632	530
Employee stock purchase plan	40	74

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

6.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at October 31, 2013
Corporate bonds	$84,042	$72	$(20)	$84,094
U.S. government agency securities	102,702	37	(4)	102,735
U.S. treasury bills	44,188	42	—	44,230
Commercial paper	5,390	3	—	5,393
Certificates of deposit	5,000	5	—	5,005
Municipal notes and bonds	1,572	—	(1)	1,571
Total short-term investments	$242,894	$159	$(25)	$243,028

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$79,493	$29	$(97)	$79,425
U.S. government agency securities	133,794	43	(11)	133,826
U.S. treasury bills	36,317	39	—	36,356
Commercial paper	13,672	3	—	13,675
Certificates of deposit	5,000	10	—	5,010
Municipal notes and bonds	1,590	—	—	1,590
Total short-term investments	$269,866	$124	$(108)	$269,882

The cost basis and fair value of the short-term investments by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
Balance at October 31, 2013
One year or less	$142,834	$142,889
Over one year and less than two years	100,060	100,139
Total short-term investments	$242,894	$243,028

	Cost Basis	Fair Value
	(in thousands)
Balance at July 31, 2013
One year or less	$165,614	$165,682
Over one year and less than two years	104,252	104,200
Total short-term investments	$269,866	$269,882
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of October 31, 2013 and July 31, 2013 there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at October 31, 2013
Corporate bonds	$27,677	$(20)
U.S. government agency securities	15,086	(4)
Municipal notes and bonds	1,571	(1)
	$44,334	$(25)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$51,850	$(97)
U.S. government agency securities	26,611	(11)
	$78,461	$(108)
As of October 31, 2013 and July 31, 2013, no securities were in a continuous unrealized loss position for more than twelve months.

7.	Fair Value of Financial Instruments
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
There were no transfers between levels during the three months ended October 31, 2013.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at October 31, 2013
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$78,872	$—	$—	$78,872
Money market funds	2,341	—	—	2,341
Commercial paper	700	—	—	700
Short-term investments:
Certificates of deposit	5,005	—	—	5,005
Corporate bonds	—	84,094	—	84,094
U.S. government agency securities	—	102,735	—	102,735
U.S. treasury bills	—	44,230	—	44,230
Commercial paper	—	5,393	—	5,393
Municipal notes and bonds	—	1,571	—	1,571
Total assets measured and recorded at fair value	$86,918	$238,023	$—	$324,941

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at July 31, 2013
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$129,290	$—	$—	$129,290
Money market funds	8,612	—	—	8,612
U.S. government agency securities	3,017	—	—	3,017
Commercial paper	4,000	—	—	4,000
Short-term investments:
Certificates of deposit	5,010	—	—	5,010
Corporate bonds	—	79,425	—	79,425
U.S. government agency securities	—	133,826	—	133,826
U.S. treasury bills	—	36,356	—	36,356
Commercial paper	—	13,675	—	13,675
Municipal notes and bonds	—	1,590	—	1,590
Total assets measured and recorded at fair value	$149,929	$264,872	$—	$414,801

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Other Investments
As of October 31, 2013 and July 31, 2013, the Company has investments in privately-held companies of $1.8 million and included in other non-current assets in the accompanying Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired.

8.	Consolidated Balance Sheet Components
The following tables provide details of selected consolidated balance sheet items:

	October 31, 2013	July 31, 2013
	(in thousands)
Inventory, net:
Raw materials	$319	$288
Finished goods	34,045	28,607
Total	$34,364	$28,895

	October 31, 2013	July 31, 2013
	(in thousands)
Accrued Liabilities:
Compensation and benefits	$22,912	$25,214
Marketing	21,336	41,014
Litigation reserves	85	14,125
Other	18,276	14,279
Total	$62,609	$94,632

	Estimated Useful Lives	October 31, 2013	July 31, 2013
Property and Equipment, net	(in thousands, except estimated useful lives)
Computer equipment	2 to 3 years	$24,035	$23,109
Computer software	2 to 5 years	14,826	13,525
Machinery and equipment	2 years	31,317	29,009
Furniture and fixtures	5 years	4,411	4,304
Leasehold improvements	1 to 6 years	6,829	5,892
Total property and equipment, gross		81,418	75,839
Less: accumulated depreciation and amortization		(52,873)	(48,303)
Total property and equipment, net		$28,545	$27,536
Depreciation and amortization expense of property and equipment for the three months ended October 31, 2013 and October 31, 2012 was $4.7 million and $3.1 million, respectively.

	October 31, 2013	July 31, 2013
Deferred Revenue:	(in thousands)
Product	$42,849	$38,974
Professional services and support	74,351	70,791
Total deferred revenue, current	117,200	109,765
Professional services and support, non-current	39,576	31,578
Total deferred revenue	$156,776	$141,343
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.

9.	Income Taxes
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the three month period ended October 31, 2013, tax expense was $2.7 million and the effective tax rate was 53.6%. For the three month period ended October 31, 2012, tax expense was $5.9 million and the effective tax rate was 116.1%.
For the three month period ended October 31, 2013, the Company computed its provision for income taxes based upon the actual tax rate for that period as the Company determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate. For the three month period ending October 31, 2013, the effective tax rate differs from a tax benefit computed at the 35% U.S. federal statutory income tax rate due primarily to non-deductible stock based compensation and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where the Company has lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the three month period ending October 31, 2012, the Company computed its provision for income taxes based on the estimated annual rate. For the three month period ending October 31, 2012, the effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences primarily from taxes in foreign jurisdictions with a tax rate different than the 35% U.S. federal statutory rate, non-deductible stock-based compensation expense, R&D credits, certain acquisition related items and the amortization of deferred tax charges related to the to the fiscal 2012 intercompany sale of intellectual property rights, and a $1.8 million adjustment recorded for prior period tax expense.
The decrease in the tax expense between the three month period ending October 31, 2013 and the three month period ending October 31, 2012 is primarily due to the $1.8 million adjustment recorded for prior period tax expense in the three month period ending October 31, 2012 and a pre-tax loss incurred in the three month period ending October 31, 2013 compared to a pre-tax profit earned in the three month period ending October 31, 2012.
In fiscal 2012, the Company implemented a new corporate organization structure to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions. Therefore, the Company incurred and recorded IP structure charges starting in fiscal 2012. IP structure charges consist primarily of non-recurring items of gain recognized in the U.S. related to the international restructuring, including the transfer of certain intellectual property and inventory overseas. The tax associated with the IP structure charges are deferred and amortized for financial reporting purposes under Accounting Standards Codification (“ASC”) 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation). For fiscal 2014 and fiscal 2013, the international restructuring resulted in an increase to the effective tax rate due to the non- recurring items of gain triggered in the U.S. The deferred charge resulted in a 37.8 point increase to the effective tax rate for the three month period ended October 31, 2013, from 15.8% to 53.6%. While the Company has yet to realize any tax savings to date, the Company expects to realize a reduction in the effective tax rate as a result of the international restructuring after the deferred charges have been fully amortized.
Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company believes that its realization of certain California tax research credit carryforwards is not more likely than not to be realized. Therefore the Company has recorded a valuation allowance on certain California tax research credit carryforward generated in fiscal years before 2013 and a full valuation on credits earned after fiscal year 2012. For the three months ended of October 31, 2013, the Company recorded an increase in the valuation allowance by $0.5 million relating to California tax research credits earned during the three months ended October 31, 2013. It is reasonably possible that a material increase in the valuation allowance could occur within one year depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of its future growth and forecasted earnings. An increase to the valuation

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

allowance would have the effect of increasing the income tax provision in the Consolidated Statements of Operations in the period that the valuation allowance is increased.
The Company believes that it is reasonably possible that unrecognized tax benefits will not increase or decrease significantly over the next 12 months. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of October 31, 2013.
A reserve for uncertain tax benefits relating to tax positions claimed in tax returns is included in other non-current liabilities in the Company’s Consolidated Balance Sheets. In June 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 is required for the Company's fiscal year beginning August 1, 2014. Early adoption is permitted. The Company will adopt ASU 2013-11 for its fiscal year beginning August 1, 2014. The Company expects that the impact of ASU 2013-11 will be to reduce its long-term tax liability for UTBs and reduce its deferred tax assets and/or increase its additional paid-in capital shown in the consolidated balance sheets.
Prior Period Adjustment
In the three months ended October 31, 2012, the Company recorded an out-of-period adjustment to correct an error that increased the provision for income taxes by $1.8 million which related to the three months ended July 31, 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the three months and fiscal year ended July 31, 2012. The Company assessed the impact of this adjustment on previously reported financial statements and for the year ended July 31, 2013 and concluded that the adjustment was not material, either individually or in the aggregate to previously reported consolidated financial statements. On that basis, the Company recorded the adjustment in the three months ended October 31, 2012.

10.	Equity Incentive Plans and Benefit Plans
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity (in thousands, except for share and share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at July 31, 2012	532,596	13,264,031	$6.63		3.9	$112,868
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(7,252,248)	—
Restricted stock awards forfeited	1,393,834	—
Options exercised	—	(2,860,592)	6.71			$38,697
Options cancelled	306,970	(355,870)	14.94
Balance at July 31, 2013	557,585	10,047,569	6.29		2.9	$121,227
Shares reserved for issuance	5,670,469	—
Restricted stock awards granted	(2,225,410)	—
Restricted stock awards forfeited	435,545	—
Options exercised	—	(229,099)	5.84			$2,815
Options cancelled	80,985	(80,985)	19.38
Balance at October 31, 2013	4,519,174	9,737,485	$6.19		2.7	$126,836

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Restricted Stock Award Activity
The following table summarizes the information about non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at July 31, 2012	8,422,681	$19.49
Awards granted	7,252,248	18.76
Awards vested	(3,493,341)	19.51
Awards forfeited	(1,393,834)	20.44
Balance at July 31, 2013	10,787,754	18.87
Awards granted	2,225,410	18.21
Awards vested	(1,406,014)	18.88
Awards forfeited	(435,545)	20.01
Balance at October 31, 2013	11,171,605	$18.69
Fair Value Disclosures
The fair value of each option is estimated on the date of grant using the Black-Scholes model with the below assumptions.
Employee Stock Options
There were no stock option grants during the three months ended October 31, 2013 and October 31, 2012.
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended October 31,
	2013	2012
Risk-free interest rates	0.1% to 0.4%	0.1% to 0.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%
Volatility	57% to 64%	54% to 63%
The following table shows for each purchase date during the three months ended October 31, 2013 and 2012, the shares issued and the weighted average purchase price per share:

	September 1, 2013	September 1, 2012
Shares issued	432,749	348,520
Weighted average purchase price per share	$14.12	$16.65

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cost of revenue	$2,158	$1,501
Research and development	10,808	8,427
Sales and marketing	10,311	8,745
General and administrative	4,142	3,889
Total	$27,419	$22,562
The following table presents stock-based compensation expense by award-type:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Stock options	$1,699	$2,723
Stock awards	23,834	17,300
Employee stock purchase plan	1,886	2,539
Total	$27,419	$22,562
Included in the stock-based compensation expense is $5.7 million and $3.5 million for the three months ended October 31, 2013 and 2012, respectively, associated with the Company's Executive Officer Bonus Plan and Corporate Bonus Plan.
Stock Repurchase Program
As of October 31, 2013, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $300.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of an additional $100.0 million on July 15, 2013 and $100.0 million on October 9, 2013). The Company is authorized to make repurchases in the market until the Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of the Company's common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
During the three months ended October 31, 2013, the Company repurchased a total of 6,363,780 shares for a total purchase price of $113.5 million. As of October 31, 2013, the Company repurchased a cumulative total of 13,083,616 shares for a total purchase price of $219.6 million, with $80.4 million remaining authorized under the stock repurchase program.

11.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment, selling its ArubaOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates as a single reportable and operating segment. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following presents total revenue by geographic region:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
United States	$108,315	$92,752
Europe, Middle East and Africa	25,996	21,550
Asia Pacific and Japan	22,994	24,653
Rest of World	3,622	5,527
Total	$160,927	$144,482
The Company’s product revenue was $130.8 million and $119.2 million for the three months ended October 31, 2013 and 2012, respectively. Professional services and support revenue was $30.1 million and $25.3 million for the same periods.
The following table presents significant channel partners contributing 10% or more of total revenue:

	Three Months Ended October 31,
	2013	2012
ScanSource, Inc.	21.3%	20.2%
Synnex Corp.	13.6%	*
(*) Indicates less than 10%.
The following table presents significant channel partners accounting for 10% or more of total net accounts receivable:

	October 31, 2013	October 31, 2012
ScanSource, Inc.	24.4%	24.1%
Synnex Corp.	19.1%	13.1%

The following table sets forth the Company's long-lived assets (property, plant, and equipment) by geographic region based on the location of the asset:

	October 31, 2013	July 31, 2013
	(in thousands)
United States	$19,590	$19,291
All other countries	8,955	8,245
Total	$28,545	$27,536

12.	Commitments and Contingencies
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
Nomadix, Inc v. Hewlett Packard Company et al. In November 2009, Nomadix, Inc. filed a lawsuit against multiple defendants including Aruba Networks. The plaintiff claimed that the defendants infringed several of their patents; however, only one patent was asserted against Aruba, U.S. Patent No. 6,636,894. On July 30, 2013, the Company and Nomadix reached a

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

settlement. As part of the settlement, the Company agreed to pay Nomadix an amount in consideration for a perpetual non-exclusive license for Nomadix' alleged patent, among other things. The Company determined there would be no material benefit from the acquired patent, thus the settlement was recorded as an operating expense in the fourth quarter of fiscal 2013. The settlement amount was fully paid during the first quarter of fiscal 2014. The terms of the settlement are confidential.
The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable; however, the Company believes that it has valid defenses with respect to its pending legal matters. Actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
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
Lease Obligations
The Company leases office spaces under non-cancelable operating leases with various expiration dates through June 2018. Future minimum lease payments under non-cancelable operating leases are as follows:

Fiscal Year	Amount
(in thousands)
2014 (remaining nine months)	$5,402
2015	6,872
2016	6,926
2017	2,636
2018	1,341
Total minimum payments	$23,177
Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $41.8 million and $40.0 million in non-cancelable purchase commitments as of October 31, 2013 and July 31, 2013, respectively. The Company expects to sell the products that it has committed to purchase from its third-party contract manufacturers and other suppliers.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Product Warranties
The Company’s accrued liability for estimated future product warranty costs is included as a component of accrued liabilities in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Beginning balance	$777	$818
Provision	170	182
Obligations fulfilled during period	(148)	(184)
Ending balance	$799	$816
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2013 and July 31, 2013. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

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

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland;

•	that within our indirect channel, sales through our value-added distributors, ("VADs"), and original equipment manufacturers ("OEMs"), will continue to be significant;

•	that international revenue will increase in absolute dollars and remain in the approximate percentage range of prior years;

•	that research and development expenses for fiscal 2014 will increase on an absolute dollar basis and increase as a percentage of revenue compared to fiscal 2013;

•	that we intend to continue to invest significantly in our research and development efforts;

•
that sales and marketing expenses for fiscal 2014 will continue be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and remain approximately flat as a percentage of revenue compared to fiscal 2013;

•	that general and administrative expenses for fiscal 2014 will increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2013;

•
that we have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties and depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements;

•	that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet anticipated cash requirements for at least the next 12 months;

•	that we anticipate achieving cash tax savings and a reduction in our overall tax rate as a result of the corporate organization structure implemented in fiscal 2012;

•	that we will attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk; and

•
that we will continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force.

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
We believe the market for mobility solutions in the enterprise is changing and that the explosion of mobile devices is forcing information technology ("IT") departments to radically revise the way they approach provisioning and supporting these devices in the workplace. Our goal is to provide simplified, dependable solutions that permit IT departments to quickly, securely and cost-effectively meet their mobility and BYOD needs. We address these needs with our flexible MOVE architecture, a fundamentally new network architecture, designed for an increasingly mobile universe of end-users. Our MOVE architecture is comprised of three major components. The first component consists of our mobility-centric network infrastructure, the second component consists of our next-generation access management solution, and the third component consists of our mobility applications.
We primarily conduct business in three geographic regions: Americas, Europe, the Middle East and Africa ("EMEA"), and Asia Pacific and Japan ("APJ"). Our products and services have been sold to more than 30,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the United States. Our VADs and OEMs sell our portfolio of products, including a variety of our support services, to a diverse number of VARs, system integrators and service providers. Also, certain of our OEMs sell directly to end customers.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the global economic environment remain uncertain or continue to be volatile, or if these conditions deteriorate, our business, operating results, and financial condition may be adversely affected in a material way. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. Sequestration, the U.S. government’s failure to raise the debt limit beyond the current February 7, 2014 deadline or other significant cuts in U.S. government spending could adversely affect our future results. We cannot be assured of the level of IT spending, the deterioration of which could have a material adverse effect on our results of operations.
Revenue
Our ability to increase our revenue will depend significantly on, among other things, continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers and distribution partners, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, our ability to retain existing distribution partners, and our ability to continue to sell into our installed base of existing customers. We believe that our MOVE architecture, including our ClearPass and Aruba Instant offerings, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is dependent upon increasing the number of products under support contracts, which is dependent on both growing our installed base of customers and renewing existing support contracts. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, average selling prices, costs of our products, our ability to effectively manage our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 11.4% in the first quarter of fiscal 2014 as compared with the same period in fiscal 2013.
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
Costs and Expenses
The substantial majority of our cost of product revenue consisted of payments to third parties to manufacture our products, including Wistron NeWeb Corp. ("WNC"), Sercomm, and Accton Technology Corporation ("Accton'), who were our largest contract manufacturers during our first quarter of fiscal 2014.
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of October 31, 2013, we had 1,567 employees worldwide compared to 1,473 employees at July 31, 2013. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the three months ended October 31, 2013. We expect to continue hiring additional employees as we continue to invest in our infrastructure and operations.
Stock Repurchase
As of October 31, 2013, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $300.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of an additional $100.0 million on July 15, 2013 and $100.0 million on October 9, 2013). We are authorized to make repurchases in the market until our Board of Directors terminates the program or until our repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded from available working capital. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase.
Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. During the first quarter of fiscal 2014 and 2013, we repurchased a total of 6,363,780 shares and 590,141 shares, respectively, for a total purchase price of $113.5 million and $11.5 million, respectively. As of October 31, 2013, we repurchased a cumulative total of 13,083,616 shares for a total purchase price of $219.6 million, with $80.4 million remaining authorized under the stock repurchase program.
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
We sell our products to channel partners and end customers located in the United States, EMEA, APJ, and other parts of the world. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain in the approximate percentage range of prior years. For more information about our international revenue, see Note 11, Segment Information and Significant Customers, of the Notes to Consolidated Financial Statements.
Professional services revenue consists of consulting and training services. Consulting services primarily consist of design as well as onsite and remote support services. Training services are typically instructor-led courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, and telephone and Internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.

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

Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. As a result, these expenses will reduce our operating margin until the new sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2014, we expect sales and marketing expenses to increase on an absolute dollar basis as we continue to invest strategically in this area and remain approximately flat as a percentage of revenue compared to fiscal 2013.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resource, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning (“ERP”) system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs, and non-income tax reserves. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements. For fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2013. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income, net
Other income, net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains from foreign exchange rate changes, and changes in the valuation of our contingent rights liability related to the acquisition of Azalea Networks ("Azalea") from September 2, 2010 to December 31, 2012 (expiration of our contingent rights liability). See Note 3, Contingent Rights Liability Arising from Business Combinations, of the Notes to Consolidated Financial Statements for further information on the Azalea acquisition and our related contingent rights liability.
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
There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our condensed consolidated financial statements during the three months ended October 31, 2013, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 filed on September 24, 2013.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements under Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, that could have on us.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,
	2013	2012
Revenue:
Product	81.3%	82.5%
Professional services and support	18.7%	17.5%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	25.0%	25.0%
Professional services and support	5.2%	4.2%
Total cost of revenue	30.2%	29.2%
Gross margin	69.8%	70.8%
Operating expenses:
Research and development	25.1%	22.1%
Sales and marketing	39.2%	37.3%
General and administrative	9.0%	8.3%
Total operating expenses	73.3%	67.7%
Operating income (loss)	(3.5)%	3.1%
Other income, net
Interest income	0.1%	0.2%
Other income, net	0.2%	0.2%
Income (loss) before income taxes	(3.2)%	3.5%
Provision for income taxes	1.7%	4.1%
Net loss	(4.9)%	(0.6)%

Revenue

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Total revenue	$160,927	$144,482
Type of revenue:
Product	$130,831	$119,222
Professional services and support	30,096	25,260
Total revenue	$160,927	$144,482
% revenue by type:
Product	81.3%	82.5%
Professional services and support	18.7%	17.5%
Revenue by geography:
United States	$108,315	$92,752
Europe, the Middle East and Africa	25,996	21,550
Asia Pacific and Japan	22,994	24,653
Rest of World	3,622	5,527
Total revenue	$160,927	$144,482
% revenue by geography:
United States	67.2%	64.2%
Europe, the Middle East and Africa	16.2%	14.9%
Asia Pacific and Japan	14.3%	17.1%
Rest of World	2.3%	3.8%
Total revenue by sales channel:
Indirect	$149,201	$133,652
Direct	11,726	10,830
Total revenue	$160,927	$144,482
% revenue by sales channel:
Indirect	92.7%	92.5%
Direct	7.3%	7.5%
For the first quarter of fiscal 2014, total revenue increased $16.4 million, or 11.4%, over the first quarter of fiscal 2013, primarily driven by higher demand for our products and services from existing and new customers as a result of improved product solutions and by our go-to-market sales strategy.
Product revenue increased $11.6 million, or 9.7% during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase in product revenue was primarily driven by a combination of solid demand for our Controllers and Access Points, including technology leadership in our 802.11ac products, and increasing demand for our ClearPass solution.
Professional services and support revenue increased $4.8 million, or 19.1%, during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. The increase in support revenue was primarily a result of increased initial sales and renewals of post-contract support agreements boosted by higher product sales and a larger customer install base. We also experienced higher professional service revenue in the first quarter of fiscal 2014, compared to the first quarter of fiscal 2013 as a result of increasing demand for our ClearPass and AirWave solutions, leveraged by an expansion of our internal professional services team as well as by our installation services partners.
Revenue from shipments to locations outside the U.S. increased $0.9 million, or 1.7%, during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to increasing demand internationally. However, as a percentage of total revenue, U.S. revenue increased during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 from 64.2% to 67.3%.
Revenue from our indirect sales channel increased $15.5 million during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 and increased slightly as a percentage of revenue from 92.5% to 92.7%. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Total revenue	$160,927	$144,482

Cost of product revenue	40,118	36,161
Cost of professional services and support revenue	8,433	5,957
Total cost of revenue	48,551	42,118
Gross profit	$112,376	$102,364

Gross margin	69.8%	70.8%
For the first quarter of fiscal 2014, our total cost of revenue increased $6.4 million, or 15.3%, as compared to the first quarter of fiscal 2013. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, and Accton, our largest contract manufacturers during our first quarter of fiscal 2014. For the first quarter of fiscal 2014, payments to WNC, Sercomm, and Accton constituted approximately 38%, 25% and 24%, respectively, of our cost of product revenue. Additionally, cost of product revenue was impacted by an increase of $0.7 million in stock-based compensation and amortization of intangible assets during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.
Our cost of professional services and support revenue increased $2.5 million, or 41.6%, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. This increase was primarily due to the corresponding increase in our service revenue, as well as increased outside services as we expanded our customer support call centers and increased costs associated with our initiative to increase professional services delivery capabilities to accelerate the expansion of our solutions. Additionally, cost of professional services and support revenue was impacted by an increase of $0.6 million in stock-based compensation during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 primarily as a result of increase in headcount and compensation during the first quarter of fiscal 2014 compare to the first quarter of fiscal 2013.
Our total gross margin decreased 100 basis points to 69.8% for the first quarter of fiscal 2014 as compared to 70.8% for the first quarter of fiscal 2013, primarily due to changes in our product and geographical mix, as well as decreased gross margins on services revenue. As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue hiring additional professional services personnel to support our growing ClearPass deployments and our international customer base, which would increase our cost of professional services and support.

Research and Development Expenses

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Research and development expenses	$40,445	$31,963
Percent of total revenue	25.1%	22.1%

For the first quarter of fiscal 2014, our research and development expenses increased $8.5 million, or 26.5%, compared to the first quarter of fiscal 2013. As a result of the increase in headcount, personnel and related costs increased $4.4 million, including an increase in stock-based compensation of $2.4 million, as we continued to enhance our technology solutions. Depreciation expenses increased $1.2 million as we invested in additional lab equipment to support our product development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $1.8 million as a result of the increase in personnel during the first quarter of fiscal 2014.

Sales and Marketing Expenses

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Sales and marketing expenses	$63,044	$53,919
Percent of total revenue	39.2%	37.3%
For the first quarter of fiscal 2014, our sales and marketing expenses increased $9.1 million, or 16.9%, compared to the first quarter of fiscal 2013. As a result of expanding our headcount and of higher sales commission expense due to our go-to-market strategy, personnel and related costs increased $5.6 million, including an increase in stock-based compensation of $1.6 million. Overall marketing expenses increased $1.6 million primarily due to field marketing efforts and increased participation in marketing programs to introduce and promote our new and existing products. Facilities and IT-related expenses related to our sales and marketing efforts also increased $1.1 million, due to increased spending to support business growth.

General and Administrative Expenses

	Three Months Ended October 31,
	2013	2012
	(in thousands)
General and administrative expenses	$14,515	$11,951
Percent of total revenue	9.0%	8.3%
For the first quarter of fiscal 2014, our general and administrative expenses increased $2.6 million, or 21.5%, compared to the first quarter of fiscal 2013. The increase was primarily driven by an increase in personnel and related costs of $1.3 million, including an increase in stock-based compensation of $0.3 million, as a result of increased headcount and higher compensation incentives. Corporate tax reserves increased by $0.6 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013. We also incurred higher costs in IT and facilities of $0.3 million in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Other Income, Net

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Interest income	$261	$316
Other income, net	270	276
Total other income, net	$531	$592
For the first quarter of fiscal 2014, our interest income decreased as compared to the first quarter of fiscal 2013. The primary source of our interest income is our cash and investment balances in interest-earning accounts. The decrease in interest income in the first quarter of fiscal 2014 is primarily due to lower investment balances as a result of the volume of stock repurchases under our share repurchase program.
For the first quarter of fiscal 2014, our other income, net was relatively unchanged compared to the same period in fiscal 2013.

Provision for Income Taxes

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Income (loss) before income taxes	$(5,097)	$5,123
Provision for income taxes	2,730	5,949
Net loss	$(7,827)	$(826)

Effective tax rate	53.6%	116.1%

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the three month period ended October 31, 2013, we computed our provision for income taxes based upon the actual tax rate for that period as we determined that small changes in the estimated income or loss between tax jurisdictions would result in significant change in the estimated annual effective tax rate. For the three month period ending October 31, 2013, our effective tax rate differs from a tax benefit computed at the 35% U.S. federal statutory income tax rate due primarily to non-deductible stock based compensation and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the three month period ended October 31, 2012, we computed our provision for income taxes based on the projected annual effective tax rate. For the three month period ended October 31, 2012, our effective tax rate differed from the federal statutory rate due to state taxes and significant permanent differences primarily from taxes in foreign jurisdictions with a tax rate different than the 35% U.S. federal statutory rate, non-deductible stock-based compensation expense, R&D credits, certain acquisition related items and the amortization of deferred tax charges related to the to the fiscal 2012 intercompany sale of intellectual property rights, and a $1.8 million out-of-period adjustment recorded for prior period tax expense.
The decrease in the tax expense between the three month period ended October 31, 2013 and the three month period ended October 31, 2012 is primarily due to the $1.8 million out-of-period adjustment recorded for prior period tax expense in the three month period ended October 31, 2012 and a pre-tax loss incurred in the three month period ended October 31, 2013 compared to a pre-tax profit earned in the three month period ended October 31, 2012.
In fiscal 2012, we implemented a new corporate organization structure to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate through changes in how we develop and use our intellectual property and the structure of our international procurement and sales, including transfer-price arrangements for intercompany transactions.
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. A similar sale occurred in fiscal 2013 for other intangible properties. The deferred charge from these transactions is included in prepaid and other assets and other non-current assets on the Consolidated Balance Sheets. As of October 31, 2013, the balance in prepaid and other assets was $5.8 million and $1.5 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 37.8 point increase to our effective tax rate for the three month period ended October 31, 2013 from 15.8% to 53.6%. While we have yet to realize any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of October 31, 2013.
For further information, refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

	October 31, 2013	July 31, 2013
	(in thousands)
Working capital	$291,630	$368,760
Cash and cash equivalents	$81,913	$144,919
Short-term investments	$243,028	$269,882

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Cash provided by operating activities	$21,248	$36,910
Cash provided by (used in) investing activities	$21,759	$(13,976)
Cash provided by (used in) financing activities	$(106,013)	$737

As of October 31, 2013, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and certificates of deposit. Cash, cash equivalents and short-term investments decreased $89.9 million during the first quarter of fiscal 2014 from $414.8 million in cash, cash equivalents and short-term investments as of July 31, 2013 to $324.9 million as of October 31, 2013, primarily as a result of repurchases under our stock repurchase program of $113.5 million and the payment of a legal settlement of $14.0 million during the first quarter of fiscal 2014. As of October 31, 2013, we had $40.0 million of cash and cash equivalents held outside the United States, the significant majority of which can be repatriated without adverse tax consequences. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which materially affect our financial results.
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
During the first quarter of fiscal 2014, net cash provided by operating activities decreased $15.7 million compared to the first quarter of fiscal 2013. This decrease in cash flows generated from operating activities was primarily due to cash flows of $0.9 million generated from operations after adjusting our net loss for the first quarter of fiscal 2014 for non-cash items, primarily by an increase in depreciation and amortization of $2.0 million and an increase of stock-based compensation of $4.9 million. This increase of $0.9 million is reduced by a decrease of $16.6 million from the change in operating assets and liabilities, primarily as a result of a decrease in accounts payable and other liabilities of $32.4 million and by an increase in accounts receivable of $18.0 million. The decrease of $32.4 million in accounts payable and other liabilities was primarily due to lower partner rebates balances due to timing of payments and payment of a legal settlement.

Cash Flows from Investing Activities
Cash provided by (used in) investing activities increased $35.7 million during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. We purchased $4.6 million less short-term investments during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 as we liquidated some investments to finance our share repurchase program. Proceeds from the sales and maturities of short-term investments in the first quarter of fiscal 2014 increased $30.3 million compared to the first quarter of fiscal 2013 in order to fund our share repurchase program. Purchases of property and equipment in the first quarter of fiscal 2014 decreased $0.8 million compared to the first quarter of fiscal 2013 due to an increase in investments in our research and development infrastructure.
Cash Flows from Financing Activities
Cash provided by (used in) financing activities decreased by $106.8 million during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 and primarily consisted of the additional cash used in our stock repurchase program of $101.9 million compared to the first quarter of fiscal 2013, a decrease in the excess tax benefit associated with stock-based compensation of $0.9 million and a decrease from cash provided from issuance of common stock of $3.9 million.
Based on our current cash, cash equivalents and short-term investments we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may, in the future, seek to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential future business acquisitions.
Contractual Obligations and Commitments
Operating leases and purchase obligations

The following is a summary of our contractual obligations at October 31, 2013:

	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$23,177	$5,402	$13,798	$3,977	$—
Purchase obligations (1)	41,785	31,805	7,715	564	1,701
Total contractual obligations	$64,962	$37,207	$21,513	$4,541	$1,701

(1)
Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long-term liabilities on our consolidated balance sheet at October 31, 2013 include $8.1 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. For the quarter ended October 31, 2013, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities. As a result, we account for these investments on a cost basis and do not consolidate the activity of these entities. Certain events may require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we may not control these entities, we may not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of October 31, 2013, we had no off-balance sheet arrangements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
As of October 31, 2013, foreign currency cash accounts totaled $20.2 million, primarily in Euro, British Pounds, Chinese Yuan and Indian Rupees.
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
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.0 million change in the value of our foreign currency cash accounts.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $324.9 million and $414.8 million as of October 31, 2013, and July 31, 2013, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as “available-for-sale securities.” These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first quarter of fiscal 2014, our interest income on cash, cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels.

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
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the heading “Legal Matters” in Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Item 1 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors.”

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in “Part I, Item 1A Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. These risks are not presented in order of importance or probability of occurrence.
This section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
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
Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies of our size, resources and operating history in rapidly evolving markets characterized by rapid technological change. Because our quarterly operating results are difficult to predict even in the near term, in one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this were to occur, the trading price of our common stock could decline significantly. Stock price declines could occur, and have occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Our business depends significantly on economic conditions generally and the demand for products and services in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates, reduced capital spending, and uncertainty regarding the U.S. federal budget, policy, spending and planning, including debates concerning the U.S. borrowing limits. We cannot predict with any certainty how the debt limit and other U.S. federal spending policies, or uncertainties surrounding those policies, will impact worldwide markets and overall IT spending. In addition, the sovereign debt default risks in certain European Union countries as well as conflicts in the Middle East and elsewhere have created political and economic uncertainties that have impacted, and continue to impact, worldwide markets. Economic growth in the U.S. and many other countries remains low and the length of time these adverse economic conditions may persist is unknown.
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
We have expanded our operations and anticipate that further expansion will be required in order to sustain and increase our growth. We intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. We have increased our offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland, which we plan to continue.
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
If we fail to manage our growth effectively, we may experience a wide variety of negative impacts to our business. For example, we expect that our continued growth will require us to make significant investments in information technology, or IT, infrastructure. If we do not timely purchase or properly implement these IT infrastructure purchases, we could inaccurately forecast customer demand for a particular product, which could lead to insufficient inventory and lost sales opportunities. Alternatively, if our IT systems fail to operate as we intend, we could overestimate demand and finish a quarter with obsolete or excess inventory. If any of these were to occur, our growth rate could be impeded. In addition, if our IT systems and related control environments are insufficient to scale with the growth of our operations, we may identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting. If this were to occur, we could miss a filing deadline for one of our periodic reports, which could in turn cause investors to lose confidence in us, negatively impact our ability to access the capital market and cause our stock price to decline.
Also, any future growth would add complexity to our organization and to our business, which would require effective coordination within our organization and increased risks associated with complex accounting. We may not be able to successfully implement improvements to our systems and processes in a timely or efficient manner to manage our increasingly disparate and complex organization, which could result in additional operating inefficiencies and could cause our costs to increase more than planned, negatively impact our ability to provide high quality products and services, damage our reputation and brand, and ultimately reduce our rate of growth and harm our business.
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
We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, seek to raise substantial additional capital to: fund our operations, continue our research and development, develop and commercialize new products, acquire companies, license products or other intellectual property, expand sales and marketing activities, or repurchase shares of our common stock.
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
The enterprise mobility market in which we compete is highly competitive and is influenced by the following factors:

•	comprehensiveness of our solutions;

•	performance, reliability and features of our solutions;

•	average sales price (including the size of any discounts), total cost of ownership, and return-on-investment;

•	ability to introduce new products quickly and efficiently;

•	ability to easily deploy and operate our solutions in our customers' existing networks;

•	interoperability of our solutions with other devices;

•	scalability of our solutions;

•	ability to reduce production costs;

•	brand awareness and reputation;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	ability to support accounting of complex transactions;

•	ability to allow centralized management of products; and

•	ability to conform to standards and obtain regulatory and other industry certifications.
Currently, we compete with a number of large and well-established public companies in the broader edge-access market (primarily in the WLAN space), including Cisco Systems, Inc., Hewlett-Packard Company and Motorola Solutions, Inc., as well as smaller public and private companies and new market entrants. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As a result, these competitors may be able to devote greater resources to the promotion and sale of their products and services, better initiate or withstand substantial price competition, more readily take advantage of acquisitions or other opportunities, more quickly develop and expand their product and service offerings and more quickly anticipate, influence or adapt to new or emerging technologies and customer requirements than we can.
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
We expect competition to intensify in the future based on the following factors:

•	continued consolidation among our competitors;

•	emergence of new companies as competitors in our markets or new markets in which we may participate;

•	expansion by us into new geographic and product markets with new competitors (including companies outside of the traditional infrastructure market) as we broaden our offering of solutions;

•	introduction by other companies of new products in the markets we serve or may enter;

•	marketing of competitive products and services by our channel partners; and

•	the rapid pace of technological advancement.
For example, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer more comprehensive solutions than they individually had offered. We expect this trend to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from these consolidations could create more compelling product offerings and offer greater pricing flexibility, either or which would make competing on the basis of price, sales and marketing programs, technology or product functionality more difficult for us. Continued industry consolidation may adversely impact customer perception of the viability of medium-sized technology companies and, consequently, customer willingness to purchase from such companies.
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
As one of the leading providers of enterprise mobility products and services that operate in a Wi-Fi environment, our year-over-year sales growth depends in part on the growth of the Wi-Fi market as a whole. We expect the market for Wi-Fi in general to continue to grow in the near future, but there can be no guarantee that future growth rates will be consistent with historical growth rates. Moreover, even though we have continued to grow with the Wi-Fi market, growth in the Wi-Fi market as a whole may be driven in any given year by particular segments of the market in which we have a less significant presence, in which case we would not expect to grow in lock step with the larger market.
There are a number of reasons why the Wi-Fi market as a whole and the enterprise mobility market in particular may not continue to grow at the rate we expect, including: lower customer adoption rates than we forecast for our new technologies, customer use of alternative technologies (such as 4G and licensed spectrum) to address mobility requirements, increased use by enterprise customers of low-cost, consumer-grade, or customers purchasing Wi-Fi products or managed services from partners with whom we do not have broad, or any, relationships. In the event that continued growth and reliance on Wi-Fi slows in the markets we serve, we expect that our sales, future operating results and financial condition would be negatively impacted.
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
We depend upon the development of new products and enhancements to our existing products. If we fail to predict and respond to the changing needs of end-customers or to emerging technological trends and industry standards, we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
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
Adaptability to Changing End-Customer Habits and Needs
We expend significant resources on research and development attempting to drive or otherwise anticipate and react to our customers' needs. In addition, from time to time, we acquire other companies to expedite our ability to more rapidly bring products to market and enhance our range of product offerings. For example, for the fiscal year ended July 31, 2013, we spent approximately $139.7 million dollars on R&D of new products and technologies and on enhancements to our existing products, as well as an additional cash payment of $16.8 million to acquire Meridian Apps, Inc. In addition, we are obligated to pay additional cash consideration of up to $10.2 million to certain former Meridian employees who became our employees, which will be made over a period of approximately three years from the closing date of the acquisition, subject to certain continued employment restrictions. Both R&D in the enterprise mobility industry and the process of acquiring and integrating new technologies are complex and filled with uncertainties, including:

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
All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. For example, on November 21, 2013, we announced the resignation of our Executive Vice President of Worldwide Sales and the hiring of his replacement. The migration from one key executive officer with extended Company tenure to a new head of sales necessarily involves a number of transitional risks, including potentially adverse effects on our ability to retain and recruit sales personnel, as well as uncertainties during the new executive's transitional period which in this case will occur primarily in the first quarter of our fiscal 2014.
Risks Related to Tax

Changes in our tax rates could adversely affect our future results.
Our provision for income taxes could be adversely affected by lower than anticipated earnings in countries that have lower tax rates, and higher than anticipated in countries that have higher tax rates. This factor can result in our effective tax rate being volatile from year to year and from quarter to quarter. Our provision for income taxes also could be adversely affected by non-deductible stock-based compensation, changes in research and development tax credit laws, transfer pricing adjustments, changes in the valuation of our deferred tax assets and liabilities, changes in actual results versus our estimates, or changes in accounting principles, tax laws, and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries.
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
Under our international structure, we expect an increasing amount of our cash and cash equivalents may in the future be held outside the U.S., while many of our liabilities are payable in the U.S. Repatriation of some of the funds could be subject to delay for local country approvals and could have potentially adverse tax consequences. As a result of having a lower amount of future cash and cash equivalents in the U.S., our financial flexibility in the future may be reduced, particularly in the areas of acquisition and other investment activity.
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
We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our indirect channel was 93.4%, 92.5% and 93.0% for fiscal years 2013, 2012 and 2011, respectively. We expect that over time, our channel partner sales will continue to constitute a significant majority of our total revenue. The table below represents the percentage of total revenue from our top channel partners:

	Three Months Ended October 31,
	2013	2012
ScanSource, Inc.	21.3%	20.2%
Synnex Corp.	13.6%	*
(*) Indicates less than 10%.
Because each of our top channel partners represents such a significant percentage of our overall revenue, the loss of all or substantially all sales generated by any one of these top channel partners would be harmful to our business. However, we cannot be certain that our top channel partners, or any of our other channel partners, will continue to sell our products and services at the same volumes, or at all, because we have no minimum purchase commitments with any of them and the contracts we do have generally provide that our channel partners use only reasonable commercial efforts to sell our products. In addition, our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contracts on short notice. For example, our agreements with our top channel partners, ScanSource, Inc. and Synnex Corp., are for no more than one-year terms.
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

	October 31, 2013	October 31, 2012
ScanSource, Inc.	24.4%	24.1%
Synnex Corp.	19.1%	13.1%
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

Even after a customer makes the decision to purchase our solutions, there are a number of factors that may still impact the timing of the actual sale and recognition of revenue from that sale. For example, we may successfully complete a proof of concept with a customer and the customer's IT department may agree to make the purchase, but because of internal customer budget constraints, additional required departmental approvals or unplanned administrative, processing or other delays, the actual sale and deployment may be postponed. We have experienced and may experience in the future purchase delays due to the volatile global economic environment and due to customer anticipation of new Wi-Fi or other standards, or announced releases of new products or enhancements by our competitors or us. In addition, depending on the terms of the sale, we have from time to time been required to delay recognition of revenue from certain purchases. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way. In addition to the challenges presented by long sales cycles and risks of purchase delays by our customers, our revenue can also be difficult to predict due to customers that sporadically place large orders with short lead times. As a result, we cannot easily predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, which in turn makes our operating results difficult to forecast and may cause our operating results to vary significantly and unexpectedly from quarter to quarter.
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
During the first quarter of our fiscal 2014, the U.S. Government was partially shut down for 16 days. In October 2013, the U.S. Congress agreed to fund the federal government only through January 15, 2014 and raised the debt ceiling only through February 7, 2014. If the existing statutory limit on the amount of permissible federal debt is not raised before February 7, 2014 or the U.S. government experiences another partial or total shut down, we may be required to continue to perform on certain of our U.S. government contracts even if the U.S. government is unable to make timely payments. Furthermore, these limits could also potentially delay program or contract start dates in an effort to curb obligations until all debt negotiations are complete or the U.S. government may issue a stop work order and later order the work to resume or may terminate the contract altogether. While Congress and the Administration continue to debate these issues, the outcome of these negotiations could have a significant impact on future U.S. government budget policy, planning and spending, and our sales and operations could be adversely impacted by policy choices and uncertainty surrounding these debates and choices.

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

•
if we are unable to deliver the product on an acceptable time frame for the customer, we may cause damage to our reputation with both our customers and distributors, lose a sale opportunity and thereby cause a decrease to our revenue and harm to our business.

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
Our customers, suppliers and employees are located throughout the world and in fiscal 2013, approximately 37% of our revenue was generated by customers outside the U.S. In addition, some product configuration and fulfillment is handled in Singapore and a portion of our engineering, support and order management efforts are currently handled by personnel located in India and China. We expect to expand our offshore development efforts within India and China and expect to continue to add personnel in additional countries.
Because we have sizeable sales and operations outside the U.S., we experience greater complexity in our operations and are exposed to a set of global risks that could negatively impact sales or profitability, including:

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

•	increased exposure to foreign currency exchange rate risk;

•	foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency;

•	cultural, business practice and language differences;

•	increased exposure to instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts;

•	natural disasters, public health crises or outbreaks of disease; and

•	litigation in foreign court systems and foreign administrative proceedings.
All of our hardware products are manufactured in Asia. If manufacturing in this region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in India that could be disrupted as a result of political conflicts in that region. We also sell our products and services throughout the Middle East and demand for our products and services could be negatively impacted by political conflicts and hostilities in this region. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.
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
A significant portion of our revenue is and will be from jurisdictions outside of the U.S. As a result, we are subject to the U.S. Foreign Corrupt Practices Act, or the FCPA, which generally prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of directing, obtaining or keeping business, and requires companies to maintain reasonable books and records and a system of internal accounting controls. The FCPA applies to companies and individuals alike, including company directors, officers, employees and agents. Under the FCPA, we may be held liable for the corrupt actions taken by our employees, strategic or local partners or other representatives. In addition, the U.S. government may seek to rely on a theory of successor liability and hold us responsible for FCPA violations committed by companies or associated with assets that we acquire.
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
Although we make significant efforts to maintain the security and integrity of our systems and products, any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions.
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
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers and distribution centers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural catastrophe in this location can bring down our support operation. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers' businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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
In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (or DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The final rules implementing these requirements were released in August 2012, and these rules may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rules in order to declare our products DRC Conflict Free. Compliance with these rules is also likely to result in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in our products. In addition, local states and other countries in which we do business may enact legislation that bars their departments and agencies from purchasing products from companies that are unable to certify that all product components are from conflict-free sources (whether DRC or otherwise). As a result, we may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined “conflict” metals used in our products.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices could negatively impact our business.
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or other representatives violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary license rights to trademarks, copyrights or patents, legal action could be taken against us that could impact the saleability of our products and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.

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
None.

(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of October 31, 2013, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $300 million (consisting of an original $100 million authorization on June 13, 2012, plus subsequent authorizations of an additional $100 million on July 15, 2013 and $100 million on October 9, 2013). We are authorized to make repurchases in the market until our Board of Directors' terminates the program or until expenditures reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded from available working capital. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
The following table summarizes share repurchase activity for the three months ended October 31, 2013 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2013 - August 31, 2013	—	$—	—	$93,906
September 1, 2013 - September 30, 2013	3,261,831	17.17	3,261,831	$37,889
October 1, 2013 - October 31, 2013	3,101,949	18.52	3,101,949	$80,444
Total	6,363,780	$17.83	6,363,780

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Description Document

10.1†	Amendment #3, effective May 6, 2013, to the Distribution Agreement dated as of June 4, 2007, between the Company and ScanSource, Inc.

10.2†	Amendment #4, effective November 1, 2013, to the Distribution Agreement dated as of June 4, 2007, between the Company and ScanSource, Inc.

10.3†	Amendment #6, effective November 1, 2013, to the Distributor Agreement dated as of June 15, 2007, between the Company and Avnet, Inc.

10.4†	Amendment #3, effective November 1, 2013, to the Distribution Agreement dated as of September 29, 2011, between the Company and SYNNEX Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 4, 2013

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: December 4, 2013

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)