Form 10-Q
period 2014-01-31
ARUBA NETWORKS, INC.
filed 2014-03-06
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock was 106,769,787 as of March 3, 2014.

ARUBA NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 31, 2014

 PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31, 2014	July 31, 2013

	(in thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$110,562	$144,919
Short-term investments	167,689	269,882
Accounts receivable, net of allowance for doubtful accounts of $276 and $805 as of January 31, 2014 and July 31, 2013, respectively	82,152	93,191
Inventory	37,409	28,895
Deferred cost of revenue	16,726	12,657
Prepaids and other current assets	18,869	20,090
Deferred income tax assets, current	22,693	29,076
Total current assets	456,100	598,710
Property and equipment, net	27,432	27,536
Goodwill	67,242	67,242
Intangible assets, net	22,189	26,937
Deferred income tax assets, non-current	20,152	19,788
Other non-current assets	8,588	6,530
Total assets	$601,703	$746,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,335	$24,891
Accrued liabilities	72,634	94,632
Income taxes payable, current	869	662
Deferred revenue, current	132,953	109,765
Total current liabilities	223,791	229,950
Deferred revenue, non-current	42,418	31,578
Other non-current liabilities	10,745	8,990
Total liabilities	276,954	270,518
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized; 106,485 and 113,409 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	11	11
Additional paid-in capital	490,067	623,155
Accumulated other comprehensive loss	(1,400)	(1,540)
Accumulated deficit	(163,929)	(145,401)
Total stockholders’ equity	324,749	476,225
Total liabilities and stockholders’ equity	$601,703	$746,743
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue
Product	$141,755	$130,901	$272,586	$250,123
Professional services and support	34,601	24,461	64,697	49,721
Total revenue	176,356	155,362	337,283	299,844
Cost of revenue
Product	43,303	37,665	83,421	73,826
Professional services and support	10,050	6,991	18,483	12,948
Total cost of revenue	53,353	44,656	101,904	86,774
Gross profit	123,003	110,706	235,379	213,070
Operating expenses
Research and development	42,585	34,688	83,030	66,651
Sales and marketing	69,569	57,398	132,613	111,317
General and administrative	14,468	12,399	28,983	24,350
Total operating expenses	126,622	104,485	244,626	202,318
Operating income (loss)	(3,619)	6,221	(9,247)	10,752
Other income, net
Interest income	217	293	478	609
Other income (expense), net	(80)	978	190	1,254
Total other income, net	137	1,271	668	1,863
Income (loss) before income taxes	(3,482)	7,492	(8,579)	12,615
Provision for income taxes	7,219	2,502	9,949	8,451
Net income (loss)	$(10,701)	$4,990	$(18,528)	$4,164

Shares used in computing net income (loss) per common share, basic	107,153	112,584	109,608	112,280
Net income (loss) per common share, basic	$(0.10)	$0.04	$(0.17)	$0.04
Shares used in computing net income (loss) per common share, diluted	107,153	123,270	109,608	122,953
Net income (loss) per common share, diluted	$(0.10)	$0.04	$(0.17)	$0.03
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)

Net income (loss)	$(10,701)	$4,990	$(18,528)	$4,164

Other comprehensive income (loss), net of tax:
Available-for-sale investments:
Gross unrealized gains (losses)	57	(34)	205	(62)
Realized (gains) losses reclassified into earnings	(35)	—	(65)	—
Net change in unrealized gains (losses) on available-for-sale investments	22	(34)	140	(62)
Net change in cumulative translation adjustments	—	(8)	—	11
Other comprehensive income (loss)	22	(42)	140	(51)

Comprehensive income (loss)	$(10,679)	$4,948	$(18,388)	$4,113

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(18,528)	$4,164
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,250	10,859
Change in provision for doubtful accounts	(173)	183
Write-downs for excess and obsolete inventory	2,937	3,214
Stock-based compensation expense	56,163	47,595
Accretion of purchase discounts on short-term investments	1,129	535
Loss on disposal of fixed assets	232	—
Change in carrying value of contingent rights liability	—	(1,665)
Deferred income taxes	3,979	(1,056)
Excess tax benefit associated with stock-based compensation	(721)	(1,990)
Changes in operating assets and liabilities:
Accounts receivable	11,212	9,877
Inventory	(11,451)	(12,021)
Prepaids and other current assets	2,373	(272)
Deferred cost of revenue	(4,069)	1,078
Other non-current assets	(2,058)	2,376
Accounts payable and other current and non-current liabilities	(36,284)	(55)
Deferred revenue	34,028	15,134
Income taxes payable	1,584	4,633
Net cash provided by operating activities	54,603	82,589
Cash flows from investing activities
Purchases of short-term investments	(87,119)	(124,012)
Proceeds from sales of short-term investments	89,240	50,502
Proceeds from maturities of short-term investments	99,083	60,098
Purchases of property and equipment	(7,854)	(10,807)
Investments in privately-held companies	—	(1,500)
Net cash provided by (used in) investing activities	93,350	(25,719)
Cash flows from financing activities
Proceeds from issuance of common stock	10,473	15,648
Repurchases of common stock under stock repurchase program	(193,504)	(30,511)
Excess tax benefit associated with stock-based compensation	721	1,990
Net cash used in financing activities	(182,310)	(12,873)
Effect of exchange rate changes on cash and cash equivalents	—	19
Net increase (decrease) in cash and cash equivalents	(34,357)	44,016
Cash and cash equivalents, beginning of period	144,919	133,629
Cash and cash equivalents, end of period	$110,562	$177,645

Supplemental disclosure of cash flow information
Income taxes paid	$3,046	$2,134
Non-cash investing and financing activities:
Unpaid purchases of property and equipment, end of period	$891	$—
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the "Company"), incorporated in the state of Delaware on February 11, 2002, is a leading global provider of enterprise mobility solutions. The Company's Mobile Virtual Enterprise ("MOVE") architecture leverages its diverse products (including its Aruba Operating System ("AOS"), controllers, wireless access points, switches, application software modules, access management solution, and multi-vendor management solution software) to unify wired and wireless network infrastructures into one seamless access solution for its customers, enabling them to provide network access to traveling business professionals, remote workers, employees and guests of branch offices and corporate headquarters. The Company derives its revenue from sales of its AOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support. The Company has offices in the Americas, Europe, the Middle East and Africa ("EMEA"), and Asia Pacific ("APAC") regions and employs staff around the world.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the financial information and footnotes required by GAAP for complete financial statements. The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The July 31, 2013 Consolidated Balance Sheet data was derived from audited financial statements but do not include all disclosures required by U.S. GAAP.
The unaudited Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2013 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2014; the results of operations and statements of comprehensive income for the three and six months ended January 31, 2014 and 2013; and the statements of cash flows for the six months ended January 31, 2014 and 2013. The results of operations for the three and six months ended January 31, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the fiscal year ending July 31, 2014 or any future periods.
The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K filed with the SEC on September 24, 2013.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies for the second quarter and first half of fiscal 2014, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Accounting Standards Update ("ASU") 2013-11 is required for the Company's fiscal year beginning August 1, 2014. Early adoption is permitted. The Company will adopt ASU 2013-11 for the fiscal year beginning August 1, 2014. The Company expects that the impact of ASU 2013-11 will be to reduce its long-term tax liability for UTBs and reduce its deferred tax assets shown in the consolidated balance sheets.

2.	Business Combinations
On May 13, 2013, the Company acquired Meridian Apps, Inc. ("Meridian"), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. As a result of the acquisition, Meridian became a wholly owned subsidiary of the Company. The Company is offering new indoor location-based

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets.
The results of operations of Meridian are included in the Company's consolidated Statement of Operations from the date of acquisition. The Company does not consider the acquisition of Meridian to be material to its results of operations or financial position, and therefore, the Company is not presenting pro-forma financial information of combined operations.
The purchase price consideration was $16.8 million, consisting of cash consideration. In addition, the Company is obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became employees of the Company, which will be made over a period of approximately three years from the closing date, subject to certain continued employment restrictions. For the second quarter and first half of fiscal 2014, the Company recorded $0.9 million and $1.8 million, respectively, in general and administrative expenses associated with this additional cash compensation.
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

3.	Contingent Rights Liability Arising from Business Combinations
On September 2, 2010, the Company completed its acquisition of Azalea Networks ("Azalea") for a total purchase price of $42.0 million. As part of the purchase consideration for each share of the Company received by the Azalea shareholders, each Azalea shareholder also received a right ("Contingent Rights") to receive an amount of cash equal to the shortfall generated if a share was sold below the target value within the payment period, as specified in the arrangement. For shares not held in escrow, the payment period began on August 1, 2011 and ended on December 31, 2011. The Contingent Rights related to these shares were settled in cash of $1.9 million in January 2012. For shares held in escrow, the payment period began on the later of January 2, 2012 or the date such shares are released from escrow to the Azalea shareholders, if at all, and ending on the earlier of thirty calendar days following such release date or December 31, 2012. The rights related to the escrow shares are subject to forfeiture in certain circumstances. For shares held in escrow, the Company made claims against all of the escrow shares prior to the claim period expiration, which was April 1, 2012. Currently the escrow shares remain in escrow pending the resolution of the Company’s claims.
At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. The change in fair value of this contingent right was primarily driven by changes in the Company's common stock

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

price. Gains and losses as a result of the revaluation of the contingent rights liability are included in other income, net in the Consolidated Statements of Operations.
During the second quarter of fiscal 2013, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income (expense), net. For the second half of fiscal 2013, the Company recorded other income (expense), net, of $1.7 million consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period for the Contingent Rights. As a result of the expiration on the payment period on December 31, 2012, the contingent right liability did not have an impact during the second quarter and first half of fiscal 2014.

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
Balance at July 31, 2012	$56,947
Goodwill acquired in acquisition of Meridian	10,295
Balance at July 31, 2013	$67,242
Changes in goodwill	—
Balance at January 31, 2014	$67,242
The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at January 31, 2014
Existing technology	3 to 7 years	$41,383	$(24,757)	$16,626
Patents/core technology	4 to 11 years	9,046	(5,325)	3,721
Customer contracts	4 to 7 years	7,533	(6,177)	1,356
Support agreements	5 to 6 years	2,917	(2,822)	95
Tradenames/trademarks	1 to 5 years	1,150	(817)	333
Non-compete agreements	2 to 4 years	912	(854)	58
Total		$62,941	$(40,752)	$22,189

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at July 31, 2013
Existing technology	3 to 7 years	$41,383	$(21,269)	$20,114
Patents/core technology	4 to 11 years	9,046	(4,784)	4,262
Customer contracts	4 to 7 years	7,533	(5,537)	1,996
Support agreements	5 to 6 years	2,917	(2,805)	112
Tradenames/trademarks	1 to 5 years	1,150	(767)	383
Non-compete agreements	2 to 4 years	912	(842)	70
Total		$62,941	$(36,004)	$26,937

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Amortization expense related to intangible assets was recorded as follows in the Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Cost of product revenue	$2,025	$1,436	$4,030	$2,871
Cost of professional services and support revenue	—	135	—	270
Sales and marketing	353	344	706	684
Research and development	6	6	12	12
Total amortization expense	$2,384	$1,921	$4,748	$3,837
The following table presents the estimated future amortization expense of intangible assets as of January 31, 2014:

Amount
(in thousands)
Fiscal Year
2014 (remaining six months)	$4,489
2015	8,485
2016	4,646
2017	1,835
2018	1,307
Thereafter	1,427
Total	$22,189

5.	Net Income (Loss) Per Common Share
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income (loss)	$(10,701)	$4,990	$(18,528)	$4,164
Weighted-average common shares outstanding, basic	107,153	112,584	109,608	112,280
Dilutive effect of potential common shares	—	10,686	—	10,673
Weighted-average common shares outstanding, diluted	107,153	123,270	109,608	122,953
Net income (loss) per share, basic	$(0.10)	$0.04	$(0.17)	$0.04
Net income (loss) per share, diluted	$(0.10)	$0.04	$(0.17)	$0.03

The following outstanding stock options and awards were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Options to purchase common stock	1,102	1,472	1,201	1,578
Restricted stock awards	1,345	2,171	1,295	2,053
Employee stock purchase plan	11	180	17	1

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

6.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at January 31, 2014
Corporate bonds	$61,881	$90	$(7)	$61,964
U.S. government agency securities	82,897	51	(1)	82,947
U.S. treasury bills	17,707	20	—	17,727
Commercial paper	1,994	3	—	1,997
Certificates of deposit	1,500	—	—	1,500
Municipal notes and bonds	1,554	—	—	1,554
Total short-term investments	$167,533	$164	$(8)	$167,689

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$79,493	$29	$(97)	$79,425
U.S. government agency securities	133,794	43	(11)	133,826
U.S. treasury bills	36,317	39	—	36,356
Commercial paper	13,672	3	—	13,675
Certificates of deposit	5,000	10	—	5,010
Municipal notes and bonds	1,590	—	—	1,590
Total short-term investments	$269,866	$124	$(108)	$269,882

The cost basis and fair value of the short-term investments by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
Balance at January 31, 2014
One year or less	$83,663	$83,707
Over one year and less than two years	83,870	83,982
Total short-term investments	$167,533	$167,689

	Cost Basis	Fair Value
	(in thousands)
Balance at July 31, 2013
One year or less	$165,614	$165,682
Over one year and less than two years	104,252	104,200
Total short-term investments	$269,866	$269,882
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of January 31, 2014 and July 31, 2013 there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at January 31, 2014
Corporate bonds	$16,044	$(7)
U.S. government agency securities	10,031	(1)
	$26,075	$(8)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$51,850	$(97)
U.S. government agency securities	26,611	(11)
	$78,461	$(108)
As of January 31, 2014 and July 31, 2013, no securities were in a continuous unrealized loss position for more than twelve months.

7.	Fair Value of Financial Instruments
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
There were no transfers between levels during the second quarter and first half of fiscal 2014.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at January 31, 2014
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$106,886	$—	$—	$106,886
Money market funds	3,676	—	—	3,676
Commercial paper	—	—	—	—
Short-term investments:
Certificates of deposit	1,500	—	—	1,500
Corporate bonds	—	61,964	—	61,964
U.S. government agency securities	—	82,947	—	82,947
U.S. treasury bills	—	17,727	—	17,727
Commercial paper	—	1,997	—	1,997
Municipal notes and bonds	—	1,554	—	1,554
Total assets measured and recorded at fair value	$112,062	$166,189	$—	$278,251

	Level 1	Level 2	Level 3	Total
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Other Investments
As of January 31, 2014 and July 31, 2013, the Company has investments in privately-held companies of $1.8 million and included in other non-current assets in the accompanying Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value only in the event that they become other-than-temporarily impaired.

8.	Consolidated Balance Sheet Components
The following tables provide details of selected consolidated balance sheet items:

	January 31, 2014	July 31, 2013
	(in thousands)
Inventory:
Raw materials	$366	$288
Finished goods	37,043	28,607
Total	$37,409	$28,895

	January 31, 2014	July 31, 2013
	(in thousands)
Accrued Liabilities:
Compensation and benefits	$35,925	$25,214
Marketing	18,304	41,014
Litigation reserves	—	14,125
Other	18,405	14,279
Total	$72,634	$94,632
The $14.1 million decrease in litigation reserves from July 31, 2013 to January 31, 2014 is due to a settlement payment made during the first quarter of fiscal 2014.

	Estimated Useful Lives	January 31, 2014	July 31, 2013
	(in thousands, except estimated useful lives)
Property and Equipment, net
Computer equipment	2 to 3 years	$25,306	$23,109
Computer software	2 to 5 years	14,949	13,525
Machinery and equipment	2 years	33,050	29,009
Furniture and fixtures	5 years	4,490	4,304
Leasehold improvements	1 to 6 years	7,120	5,892
Total property and equipment, gross		84,915	75,839
Less: accumulated depreciation and amortization		(57,483)	(48,303)
Total property and equipment, net		$27,432	$27,536
Depreciation and amortization expense of property and equipment for the second quarter of fiscal 2014 and 2013 was $4.8 million and $3.9 million, respectively. Depreciation and amortization expense of property and equipment for the first half of fiscal 2014 and 2013 was $9.5 million and $7.0 million, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	January 31, 2014	July 31, 2013
	(in thousands)
Deferred Revenue:
Product	$53,541	$38,974
Professional services and support	79,412	70,791
Total deferred revenue, current	132,953	109,765
Professional services and support, non-current	42,418	31,578
Total deferred revenue	$175,371	$141,343
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred professional services and support revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years. The primary changes in the deferred revenue balances are due to quarter-end inventory stocking orders of our value-added distributors, growth of annual maintenance contracts from customers, and transactions which have certain acceptance or deployment provisions that will be recognized as revenue when revenue recognition criteria are met.

9.	Income Taxes
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year could result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which could cause the Company’s effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. The Company’s effective tax rates were 207.3% and 33.4% for the second quarter of fiscal 2014 and 2013, respectively, and 116.0% and 67.0% for the first half of fiscal 2014 and 2013, respectively.
For the second quarter and first half of fiscal 2014, the Company computed the provision for income taxes based upon the actual tax rates for those periods as the Company determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rates. For the second quarter and first half of 2014, the Company’s effective tax rates differed from the U.S. federal statutory tax of 35% rate primarily due to non-deductible stock based compensation, foreign operations, and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property ("IP") rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where the Company has lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the second quarter and first half of fiscal 2013, the Company’s effective tax rates differed from the U.S. federal statutory tax rate of 35% primarily due to non-deductible stock based compensation, foreign operations and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights, a $1.8 million adjustment recorded for prior period tax expense, and a benefit to the provision for income taxes of $3.8 million related to the re-instatement of the U.S. federal research credit. This U.S. federal research credit of $3.8 million consisted of $1.9 million that was recorded discretely in the second quarter of fiscal 2013 and the remaining $1.9 million reduced the annual effective tax rate.
The increase in the effective tax rate between the second quarter of fiscal 2014 and 2013 and the increase in the effective tax rate between the first half of fiscal 2014 and 2013 is primarily due to the tax benefits recognized in the first half of fiscal 2013 relating to the re-instatement of the U.S. federal research credit, a valuation allowance on California tax research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and the effect of a different pre-tax income or loss relative to fixed amortization of deferred tax charges. These factors are net of a $1.8 million adjustment recorded for prior period tax expense in the first half of fiscal 2013. For further information, refer to "Prior Period Adjustment" described at the end of this Note.
In fiscal 2012, the Company implemented a new corporate organization structure to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions. Therefore, the Company incurred and recorded IP structure charges starting in fiscal 2012. IP structure charges consist primarily of non-recurring items of gain recognized in the United States related to the international restructuring of the Company’s corporate organization during fiscal 2012, including the transfer of certain intellectual property and inventory overseas. The tax associated with the IP structure charges are deferred and amortized for

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

financial reporting purposes under Accounting Standards Codification ("ASC") 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation). For the first half of fiscal 2014, fiscal 2013 and fiscal 2012, the corporate reorganization resulted in an increase to the effective tax rate due to the non-recurring items of gain triggered in the United States related to the reorganization as described above. The deferred charge resulted in a 45.5 point increase to the effective tax rate for the first half of fiscal 2014, from 70.5% to 116.0%. While the Company has yet to realize any tax savings to date, the Company expects to realize a reduction in the effective tax rate as a result of the corporate reorganization after the deferred charges have been fully amortized.
Each quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company will reduce a deferred tax asset by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. A deferred tax asset is recorded when there is a future deductible amount, but a valuation allowance is needed if taxable income is anticipated to be insufficient to realize the future deductible amount. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company believes that its realization of its California tax research credit carryforwards is not more likely than not to be realized; therefore the Company has recorded a valuation allowance on certain California tax research credit carryforwards generated in fiscal years before 2013 and a full valuation on credits earned after fiscal 2012. For the first half of fiscal 2014, the Company recorded an increase in the valuation allowance by $1 million relating to California tax research credits earned during the first half of fiscal 2014. It is reasonably possible that a material increase in the valuation allowance could occur in the future depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period that the valuation allowance is increased.
Prior Period Adjustment
In the first quarter of fiscal 2013, the Company recorded an out-of-period adjustment to correct an error that increased the provision for income taxes by $1.8 million which related to the fourth quarter of fiscal 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the fourth quarter of fiscal 2012 and fiscal 2012. The Company assessed the impact of this adjustment on previously reported financial statements and for fiscal 2013 and concluded that the adjustment was not material, either individually or in the aggregate to previously reported consolidated financial statements. On that basis, the Company recorded the adjustment in the first quarter of fiscal 2013.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

10.	Equity Incentive Plans and Benefit Plans
Stock Option and Award Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at July 31, 2012	532,596	13,264,031	$6.63	3.9	$112,868
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(7,252,248)	—
Restricted stock awards forfeited	1,393,834	—
Options exercised	—	(2,860,592)	6.71		$38,697
Options cancelled	306,970	(355,870)	14.94
Balance at July 31, 2013	557,585	10,047,569	6.29	2.9	$121,227
Shares reserved for issuance	5,670,469	—
Restricted stock awards granted	(3,280,028)	—
Restricted stock awards forfeited	661,162	—
Options exercised	—	(1,105,917)	3.94		$16,967
Options cancelled	121,210	(121,210)	19.81
Balance at January 31, 2014	3,730,398	8,820,442	$6.40	2.5	$120,782
Restricted Stock Award Activity
The following table summarizes the information about non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at July 31, 2012	8,422,681	$19.49
Awards granted	7,252,248	18.76
Awards vested	(3,493,341)	19.51
Awards forfeited	(1,393,834)	20.44
Balance at July 31, 2013	10,787,754	18.87
Awards granted	3,280,028	18.29
Awards vested	(2,554,409)	19.46
Awards forfeited	(661,162)	19.62
Balance at January 31, 2014	10,852,211	$18.51
Fair Value Disclosures
The fair value of each option is estimated on the date of grant using the Black-Scholes model with the below assumptions.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Employee Stock Options
There were no stock option grants during the second quarter and first half of fiscal 2014.
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended January 31,
	2014	2013
Risk-free interest rates	0.1% to 0.4%	0.1% to 0.2%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%
Volatility	57% to 64%	54% to 63%
The following table shows for each purchase date during the first half of fiscal 2014 and 2013, the shares issued and the weighted average purchase price per share:

	September 1, 2013	September 1, 2012
Shares issued	432,749	348,520
Weighted average purchase price per share	$14.12	$16.65
Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$2,202	$1,679	$4,360	$3,180
Research and development	11,306	9,212	22,114	17,639
Sales and marketing	11,071	10,039	21,382	18,784
General and administrative	4,165	4,103	8,307	7,992
Total	$28,744	$25,033	$56,163	$47,595
The following table presents stock-based compensation expense by award-type:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Stock options	$1,259	$2,510	$2,958	$5,233
Stock awards	25,098	19,673	48,932	36,973
Employee stock purchase plan	2,387	2,850	4,273	5,389
Total	$28,744	$25,033	$56,163	$47,595
Stock-based compensation expense for the second quarter of fiscal 2014 and 2013 included $5.7 million and $3.2 million, respectively, for stock awards issuable under the Company's Executive Officer Bonus Plan and Corporate Bonus Plan (the "Bonus Plans"). For the first half of fiscal 2014 and 2013, stock-based compensation expense included $11.4 million and $6.7 million, respectively, for stock awards issuable under the Bonus Plans.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Stock Repurchase Program
As of January 31, 2014, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $300.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013 and $100.0 million on October 9, 2013). The Company is authorized to make repurchases in the market until the Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of the Company's common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
During the second quarter and first half of fiscal 2014, the Company repurchased a total of 4,653,460 and 11,017,240 shares for a total purchase price of $80.0 million and $193.5 million, respectively. During the second quarter and first half of fiscal 2013, the Company repurchased a total of 1,014,001 and 1,604,142 shares for a total purchase price of $19.0 million and $30.5 million, respectively. As of January 31, 2014, the Company repurchased a cumulative total of 17,737,076 shares for a total purchase price of $299.6 million, with $0.4 million remaining authorized under the stock repurchase program.
On February 20, 2014, the Company announced that the Board of Directors authorized the repurchase of up to an additional $200 million of its outstanding common stock under the stock repurchase program. Refer to Note 13, Subsequent Events, of Notes to Consolidated Financial Statements.

11.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment, selling its AOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer ("CEO"), who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates as a single reportable and operating segment. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers.
The following presents total revenue by geographic region:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
United States	$113,890	$94,005	$222,205	$186,757
Europe, Middle East and Africa	33,768	28,579	59,764	50,129
Asia Pacific	24,260	27,816	47,254	52,469
Rest of World	4,438	4,962	8,060	10,489
Total	$176,356	$155,362	$337,283	$299,844
The Company’s product revenue was $141.8 million and $130.9 million for the second quarter of fiscal 2014 and 2013, respectively. The Company’s product revenue was $272.6 million and $250.1 million for the first half of fiscal 2014 and 2013, respectively.
Professional services and support revenue was $34.6 million and $24.5 million for the second quarter of fiscal 2014 and 2013, respectively. The Company’s professional services and support revenue was $64.7 million and $49.7 million for the first half of fiscal 2014 and 2013, respectively.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table presents significant channel partners contributing 10% or more of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
ScanSource, Inc.	20.3%	19.9%	20.8%	20.0%
Synnex Corp.	10.9%	10.0%	12.2%	*
(*) Indicates less than 10%.
The following table presents significant channel partners accounting for 10% or more of total net accounts receivable:

	January 31, 2014	July 31, 2013
ScanSource, Inc.	16.3%	21.4%
Synnex Corp.	*	12.1%
Avnet Logistics U.S. LP	14.5%	13.1%
(*) Indicates less than 10%.
The following table sets forth the Company's long-lived assets (property and equipment) by geographic region based on the location of the asset:

	January 31, 2014	July 31, 2013
	(in thousands)
United States	$18,443	$19,291
All other countries	8,989	8,245
Total	$27,432	$27,536

12.	Commitments and Contingencies
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
The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable; however, the Company believes that it has valid defenses with respect to its pending legal matters. Actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses. Patent litigation in particular is subject to significant postural shifts over short time frames, making the Company’s ability to assess probable liability particularly speculative in any given fiscal quarter even though the matter may be resolved in the next fiscal quarter. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or on future periods.
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Lease Obligations
The Company leases office spaces under non-cancelable operating leases with various expiration dates through June 2018. Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)
2014 (remaining six months)	$3,555
2015	6,863
2016	6,926
2017	2,721
2018	1,341
Total minimum payments	$21,406
Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $41.7 million and $40.0 million in non-cancelable purchase commitments as of January 31, 2014 and July 31, 2013, respectively. The Company expects to sell the products that it has committed to purchase from its third-party contract manufacturers and other suppliers.
Product Warranties
The Company’s accrued liability for estimated future product warranty costs is included as a component of accrued liabilities in the accompanying Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

Warranty Amount
(in thousands)
As of July 31, 2013	$777
Provision	365
Obligations fulfilled during period	(240)
As of January 31, 2014	$902

Warranty Amount
(in thousands)
As of July 31, 2012	$818
Provision	539
Obligations fulfilled during period	(373)
As of January 31, 2013	$984
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote. Accordingly, the Company has no liabilities recorded for these agreements as of January 31, 2014 and July 31, 2013. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

13.	Subsequent Events
On February 20, 2014, the Company announced that the Board of Directors authorized the repurchase of up to an additional $200.0 million of its outstanding common stock under the stock repurchase program approved by the Board of Directors in June 2012 (the "Program"). Under the Program, repurchases may be made from time to time on the open market and will be funded from available working capital until the Board of Directors terminates the program or until repurchases reach the authorized amount, whichever occurs first. The number of shares to be purchased and the timing of purchases will be based on the price of the Company’s common stock, general business and market conditions and other investment considerations. The Program does not require the Company to purchase any specific number of shares and may be suspended or discontinued at any time without prior notice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "should," "will," "would" and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland;

•	that international revenue will increase in absolute dollars and remain in the approximate percentage range of prior years;

•	that research and development expenses for fiscal 2014 will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal 2013;

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

These forward-looking statements are based on information available to us as of the date of this report and current expectations, forecasts and assumptions are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading "Risk Factors" in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission, or SEC. Our forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this report.

Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell products and services designed to solve our customers' secure mobility requirements though our Mobile Virtual Enterprise ("MOVE") architecture, which unifies the network infrastructure, access management and mobility applications into one integrated system that offers strong security and a simplified approach to bring-your-own-device ("BYOD") initiatives.
We believe the market for mobility solutions in the enterprise is changing and that the proliferation of mobile devices is forcing information technology ("IT") departments to radically revise the way they approach provisioning and supporting these devices in the workplace. Our goal is to provide simplified, dependable solutions that permit IT departments to quickly, securely and cost-effectively meet their mobility and BYOD needs. We address these needs with our flexible MOVE architecture, a fundamentally new network architecture, designed for an increasingly mobile universe of end-users. Our MOVE architecture is comprised of three major components. The first component consists of our mobility-centric network infrastructure, the second component consists of our next-generation access management solution, and the third component consists of our mobility applications.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Our products and services have been sold to more than 30,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the U.S. Our VADs and OEMs sell our portfolio of products, including a variety of our support services, to a diverse number of VARs, system integrators and service providers. Also, certain of our OEMs sell directly to end customers.
Major Trends Affecting Our Financial Results
Worldwide Economic Conditions
Our business depends on the overall demand for IT initiatives and on the economic health and general willingness of our current and prospective customers to make capital commitments. If the conditions in the global economic environment remain uncertain or continue to be volatile, or if these conditions deteriorate, our business, operating results, and financial condition may be adversely affected in a material way. Economic weakness, customer financial difficulties and constrained spending on IT initiatives have resulted, and may in the future result, in challenging and delayed sales cycles and could negatively impact our ability to forecast future periods. The impact of uncertainty regarding the U.S. federal budget including the effect of the recent sequestration or other significant cuts in U.S. government spending has negatively impacted our financial results and could continue to adversely affect our future results. We cannot be assured of the level of future IT spending, the deterioration of which could have a material adverse effect on our results of operations.
Revenue
Our ability to increase our revenue will depend significantly on, among other things, continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract new customers and distribution partners, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, our ability to retain existing distribution partners, and our ability to continue to sell into our installed base of existing customers. We believe that our MOVE architecture, including our ClearPass and Aruba Instant offerings, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is tied to increasing the number of products under support contracts, which is dependent on growing our installed base of customers, maintaining or improving the attach rate of support offerings to product sales and renewing existing support contracts. While we rely primarily on our partners to deliver professional services associated with our products, we sometimes deliver professional services directly to end customers, especially as we introduce new products. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, relative amount of professional services, average selling prices, costs of our products, our ability to effectively manage our two-tier distribution model, general economic conditions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers. We believe the growth we have experienced is the result of business enterprises and other organizations needing to provide secure mobility to their users in a manner that we believe is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 13.5% and 12.5% in the second quarter and first half of fiscal 2014, respectively, compared to the same periods in fiscal 2013.
Our ability to meet our product revenue expectations is dependent upon (1) new orders received, shipped, and recognized in a given quarter, (2) the amount of orders booked but not shipped in prior quarters that are shipped and recognized in the current quarter, and (3) the amount of deferred revenue entering a given quarter that is recognized as revenue in the quarter. We typically ship products within 10 days after the receipt of an order.
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
Costs and Expenses
The substantial majority of our cost of product revenue consisted of payments to third parties to manufacture our products, including Wistron NeWeb Corp. ("WNC"), Sercomm, Accton Technology Corporation ("Accton"), and Flextronics International Ltd. ("Flextronics"), who were our largest contract manufacturers for the second quarter and first half of fiscal 2014.
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation for employees. As of January 31, 2014, we had 1,687 employees worldwide compared to 1,567 employees at October 31, 2013, and 1,473 employees at July 31, 2013. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the second quarter and first half of fiscal 2014. We expect to continue hiring additional employees as we continue to invest in our infrastructure, operations and our sales and channel capacity.
Stock Repurchase
As of January 31, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $300.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013 and $100.0 million on October 9, 2013). On February 20, 2014, we announced that our Board of Directors authorized the repurchase of up to an additional $200.0 million of our outstanding common stock under the stock repurchase program. Refer to Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements.
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
During the second quarter and first half of fiscal 2014, we repurchased a total of 4,653,460 and 11,017,240 shares for a total purchase price of $80.0 million and $193.5 million, respectively. During the second quarter and first half of fiscal 2013, we repurchased a total of 1,014,001 shares and 1,604,142 shares for a total purchase price of $19.0 million and $30.5 million, respectively. As of January 31, 2014, we repurchased a cumulative total of 17,737,076 shares for a total purchase price of $299.6 million, with $0.4 million remaining authorized under the stock repurchase program.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue from sales of our AOS operating system, controllers, wired and wireless access points, switches, application software modules, access-management solution, multi-vendor management solution software, and professional services and support.
We sell our products and services directly through our sales force and indirectly through partners including VADs, VARs, service providers and OEMs. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.
We sell our products to channel partners and end customers located in the United States, EMEA, APAC, and other parts of the world. We continue to expand into international locations and introduce our products in new markets, and we expect international revenue to increase in absolute dollars and remain in the approximate percentage range of recent years. For more information about our international revenue, see Note 11, Segment Information and Significant Customers, of Notes to Consolidated Financial Statements.

Professional services revenue consists of consulting and training services. Consulting services primarily consist of design as well as onsite and remote support services. Training services are typically instructor-led or online courses on the use of our products. Support services typically consist of software updates, on a when-and-if available basis, and telephone and Internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period.
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
Cost of professional services and support revenue is primarily comprised of personnel costs, including stock-based compensation expense, for providing technical support. In addition, we engage third-party support vendors to complement our internal support resources, the costs of which are included within costs of professional services and support revenue.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	changes in the mix of products and services sold or manner in which products are sold in our channel;

•	the percentage of revenue from international regions;

•	increases in price competition and discounting pressures;

•	increases in material, labor or other manufacturing-related costs;

•	excess product component or obsolescence charges from our contract manufacturers;

•	write-downs for obsolete or excess inventory;

•	increases in costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand;

•	timing of revenue recognition and revenue deferrals;

•	warranty-related issues;

•	freight charges;

•	our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures;

•	amortization expense from our intangible assets which is mainly existing technology;

•	amortization of capitalized software development costs;

•	support attach rates and usage; and

•	timing of investments in headcount and resources to support our professional service offerings.
Due to higher net effective discounts for products sold through our indirect channels, our overall gross margin for indirect channel sales are typically lower than those associated with direct sales. We expect product revenue from our indirect channels to continue to be a significant majority of our future revenue. Further, we expect that within our indirect channels, sales through our VADs and OEMs will continue to be significant, which will negatively impact our gross margins as VADs and OEMs generally experience a larger net effective discount than our other channel partners.
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

Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. Some of our sales personnel may not become as productive as anticipated. As a result, these expenses will reduce our operating margin until the new sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2014, we expect sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and remain approximately flat as a percentage of revenue compared to fiscal 2013.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning ("ERP") system. Further, our general and administrative expenses include professional services consisting of outside legal, audit, Sarbanes-Oxley and IT consulting costs, and non-income tax reserves. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements. For fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2013. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income, net
Other income, net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains from foreign exchange rate changes, and changes in the valuation of our contingent rights liability related to the acquisition of Azalea Networks. Our contingent right liability was outstanding from September 2, 2010 to December 31, 2012 (expiration date). For more information on our contingent rights liability, see Note 3, Contingent Rights Liability Arising from Business Combinations, of the Notes to Consolidated Financial Statements.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal 2013 filed on September 24, 2013. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our consolidated financial statements during the second quarter and first half of fiscal 2014, as compared to those disclosed in our Annual Report for fiscal 2013.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements under Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, that could have on us.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31, 2014
	2014	2013	2014	2013
Revenue:
Product	80.4%	84.3%	80.8%	83.4%
Professional services and support	19.6%	15.7%	19.2%	16.6%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	24.6%	24.2%	24.7%	24.6%
Professional services and support	5.7%	4.5%	5.5%	4.3%
Total cost of revenue	30.3%	28.7%	30.2%	28.9%
Gross margin	69.7%	71.3%	69.8%	71.1%
Operating expenses:
Research and development	24.1%	22.3%	24.6%	22.3%
Sales and marketing	39.4%	37.0%	39.3%	37.1%
General and administrative	8.3%	8.0%	8.6%	8.1%
Total operating expenses	71.8%	67.3%	72.5%	67.5%
Operating income (loss)	(2.1)%	4.0%	(2.7)%	3.6%
Other income, net:
Interest income	0.1%	0.2%	0.1%	0.2%
Other income (expense), net	—%	0.6%	0.1%	0.4%
Income (loss) before income taxes	(2.0)%	4.8%	(2.5)%	4.2%
Provision for income taxes	4.1%	1.6%	3.0%	2.8%
Net income (loss)	(6.1)%	3.2%	(5.5)%	1.4%

Revenue

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Total revenue	$176,356	$155,362	$337,283	$299,844
Type of revenue:
Product	$141,755	$130,901	$272,586	$250,123
Professional services and support	34,601	24,461	64,697	49,721
Total revenue	$176,356	$155,362	$337,283	$299,844
Percent revenue by type:
Product	80.4%	84.3%	80.8%	83.4%
Professional services and support	19.6%	15.7%	19.2%	16.6%
Revenue by geography:
United States	$113,890	$94,005	$222,205	$186,757
Europe, the Middle East and Africa	33,768	28,579	59,764	50,129
Asia Pacific	24,260	27,816	47,254	52,469
Rest of World	4,438	4,962	8,060	10,489
Total revenue	$176,356	$155,362	$337,283	$299,844
Percent revenue by geography:
United States	64.6%	60.5%	65.9%	62.3%
Europe, the Middle East and Africa	19.1%	18.4%	17.7%	16.7%
Asia Pacific	13.8%	17.9%	14.0%	17.5%
Rest of World	2.5%	3.2%	2.4%	3.5%
Total revenue by sales channel:
Indirect	$157,300	$144,401	$306,501	$278,053
Direct	19,056	10,961	30,782	21,791
Total revenue	$176,356	$155,362	$337,283	$299,844
Percent revenue by sales channel:
Indirect	89.2%	92.9%	90.9%	92.7%
Direct	10.8%	7.1%	9.1%	7.3%
For the second quarter of fiscal 2014, total revenue increased $21.0 million, or 13.5%, over the second quarter of fiscal 2013. For the first half of fiscal 2014, total revenue increased $37.4 million, or 12.5%, compared to the first half of fiscal 2013. The revenue growth was driven primarily by an expansion of our customer base coupled with increased purchases from existing customers as a result of on-going strength in the enterprise wireless market, which continues to benefit from BYOD initiatives and strong early uptake of 802.11ac solutions. This growth was partially offset by a decline in sales to Asia Pacific customers affected by a decrease in certain service provider sales compared with earlier periods.
Product revenue increased $10.9 million, or 8.3%, during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, and $22.5 million, or 9.0%, during the first half of fiscal 2014 compared to the first half of fiscal 2013. The increase in product revenue was primarily driven by a combination of strong demand for our Controllers and Access Points, particularly our Instant access points, in particular our 802.11ac products, and increasing demand for our ClearPass and Instant solutions.
The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization are driving the increase in demand for our products. Our MOVE architecture, further enhanced by the introduction of ClearPass and Instant solutions, continues to gain momentum as companies move toward a next generation access network. We continue to add new customers each quarter.
Professional services and support revenue increased $10.1 million, or 41.5%, during the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, and $15.0 million, or 30.1% during the first half of fiscal 2014 compared to the first half of fiscal 2013. The increase in support revenue for both periods was primarily a result of increased initial sales and renewals of post-contract support agreements boosted by higher product sales and a larger customer install base. The increase in professional service revenue for both periods was primarily a result of increased demand for our ClearPass, AirWave and Public Facing Enterprise ("PFE") solutions, leveraged by an expansion of our internal professional services team and our installation services partners. We also experienced higher professional service revenue in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 as a result of a large sales arrangement which included professional services of approximately $2.3 million.
As a percentage of total revenue, U.S. revenue increased $19.9 million, or 21.2%, and $35.4 million, or 19.0%, during the second quarter and first half of fiscal 2014, respectively, compared to the comparable periods in fiscal 2013. Revenue from shipments to locations outside the U.S. increased $1.1 million, or 1.8%, and $2.0 million, or 1.8%, during the second quarter and first half of fiscal 2014, respectively, compared to the comparable periods in fiscal 2013 due to increasing international demand for our products.
Revenue from our indirect sales channels increased $12.9 million, or 8.9%, and $28.4 million, or 10.2%, during the second quarter and first half of fiscal 2014, respectively, compared to comparable periods in fiscal 2013. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.
Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Total revenue	$176,356	$155,362	$337,283	$299,844

Cost of product revenue	43,303	37,665	83,421	73,826
Cost of professional services and support revenue	10,050	6,991	18,483	12,948
Total cost of revenue	53,353	44,656	101,904	86,774
Gross profit	$123,003	$110,706	$235,379	$213,070

Gross margin	69.7%	71.3%	69.8%	71.1%
For the second quarter and first half of fiscal 2014, our total cost of revenue increased $8.7 million, or 19.5%, and $15.1 million, or 17.4%, respectively, as compared to the same periods in fiscal 2013. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, Accton, and Flextronics, our largest contract manufacturers. For the second quarter of fiscal 2014, payments to WNC, Sercomm, Accton, and Flextronics constituted approximately 45%, 24%, 16%, and 6%, respectively, of our cost of product revenue. For the first half of fiscal 2014, payments to WNC, Sercomm, Accton, and Flextronics constituted approximately 42%, 24%, 20%, and 6%, respectively, of our cost of product revenue. Additionally, cost of product revenue was impacted by an increase of $0.6 million and $1.3 million in stock-based compensation expense and amortization of intangible assets during the second quarter and first half of fiscal 2014, respectively, as compared to the same periods in fiscal 2013 primarily as a result of an increase in headcount and amortization of intangibles associated with new products.
For the second quarter and first half of fiscal 2014, our cost of professional services and support revenue increased $3.1 million, or 43.8%, and $5.5 million, or 42.7%, respectively, as compared to the same periods in fiscal 2013. For each period the increase was primarily due to the corresponding increase in our service revenue, as well as increased outside services as we expanded our customer support call centers and increased costs associated with our initiative to increase professional services delivery capabilities to accelerate the expansion of our solutions. In the second quarter of fiscal 2014, we experienced higher costs of professional services of approximately $1.4 million as a result of a large transaction. Additionally, cost of professional services and support revenue was impacted by an increase of $1.8 million and $3.3 million in personnel compensation and related expenses during the second quarter and first half of fiscal 2014, respectively, as compared to the same periods in fiscal 2013 primarily as a result of an increase in headcount.
Our total gross margin decreased 160 basis points to 69.7% for the second quarter of fiscal 2014 compared to 71.3% for the comparable period in fiscal 2013, primarily as a result of higher professional services mix, adjustments to our product standard costs and changes in our product and geographical mix. Gross margin decreased 130 basis points to 69.8% for the first half of fiscal 2014 compared to 71.1% in the comparable period of fiscal 2013, primarily due to higher professional services mix and changes in our product and geographical mix.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue hiring additional professional services personnel to support various product initiatives and our international customer base, which would increase our cost of professional services and support.

Research and Development Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Research and development expenses	$42,585	$34,688	$83,030	$66,651
Percent of total revenue	24.1%	22.3%	24.6%	22.3%
For the second quarter and first half of fiscal 2014, our research and development expenses increased $7.9 million, or 22.8%, and $16.4 million, or 24.6%, respectively, as compared to the same periods in fiscal 2013. The increase in both periods was primarily due to an increase in headcount related expenses as we continued to enhance our technology solutions, develop new products and support our business growth strategy.
For the second quarter of fiscal 2014, compensation and related expenses increased $4.1 million, or 16.4%, compared to the second quarter of fiscal 2013 primarily as a result of increased headcount, including an increase in stock-based compensation expense of $2.1 million. Expensed equipment and depreciation and amortization expenses increased $1.4 million, as we purchased prototypes and additional lab equipment to support our product development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $1.4 million as the result of an increase in personnel during the second quarter of fiscal 2014 over the same period in fiscal 2013.
For the first half of fiscal 2014, personnel compensation and related expenses increased $8.5 million, or 17.7%, compared to the same period in fiscal 2013 primarily as a result of increased headcount, including an increase in stock-based compensation expense of $4.5 million. Expensed equipment and depreciation and amortization expenses increased $3.0 million, as we purchased prototypes and additional lab equipment to support our product development efforts. Facilities and IT-related expenses related to our worldwide research and development efforts also increased $3.2 million as the result of an increase in personnel during the first half of fiscal 2014 compared to the same period in fiscal 2013.
Sales and Marketing Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Sales and marketing expenses	$69,569	$57,398	$132,613	$111,317
Percent of total revenue	39.4%	37.0%	39.3%	37.1%
For the second quarter and first half of fiscal 2014, our sales and marketing expenses increased $12.2 million, or 21.2%, and $21.3 million, or 19.1%, respectively, as compared to the same periods in fiscal 2013. For each period, the increase was primarily a result of expanding our headcount and higher sales commission expense in support of our go-to-market strategy.
For the second quarter of fiscal 2014, personnel and related costs increased $8.8 million, compared to the same period in fiscal 2013, including an increase in stock-based compensation expense of $1.0 million. As a result of increased headcount, recruiting, training, equipment, travel, and other related expenses increased $1.2 million in the second quarter of fiscal 2014 compared to the same period in fiscal 2013. Marketing expenses increased $1.0 million during the second quarter of fiscal 2014 compared to the same period in fiscal 2013, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. Facilities and IT-related expenses related to our sales and marketing organization also increased $0.6 million during the second quarter of fiscal 2014 compared to the same period in fiscal 2013.
For the first half of fiscal 2014, personnel and related costs increased $14.4 million, compared to the same period in fiscal 2013, including an increase in stock-based compensation expense of $2.6 million. As a result of increased headcount, recruiting, training, equipment, travel and other related expenses increased $1.6 million in the first half of fiscal 2014 compared to the same period in fiscal 2013. Marketing expenses increased $2.7 million during the first half of fiscal 2014 compared to the same period in fiscal 2013, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. Facilities and IT-related expenses related to our sales and marketing organization also increased $1.7 million during the first half of fiscal 2014 compared to the same period in fiscal 2013.
General and Administrative Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
General and administrative expenses	$14,468	$12,399	$28,983	$24,350
Percent of total revenue	8.3%	8.0%	8.6%	8.1%

For the second quarter and first half of fiscal 2014, our general and administrative expenses increased $2.1 million, or 16.7%, and $4.6 million, or 19.0%, respectively, as compared to the same periods in fiscal 2013. The increase in both periods was primarily a result of expanding our headcount to support our business growth.
For the second quarter of fiscal 2014, personnel and related costs increased $1.6 million, including an increase in stock-based compensation expense of $0.1 million, over the same period in fiscal 2013 as a result of increased headcount and higher compensation incentives. Additionally, expenses related to third-party technical services to support our networking and financial information system infrastructures increased $0.5 million.
For the first half of fiscal 2014, personnel and related costs increased $3.4 million, including an increase in stock-based compensation expense of $0.3 million, over the same period in fiscal 2013 as a result of increased headcount and higher compensation incentives. Additionally, we increased our corporate tax reserves by $0.7 million and we incurred $0.4 million of higher third-party technical services expenses related to our networking and financial information system infrastructure.
Other Income (Expense), Net

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Interest income	$217	$293	$478	$609
Other income (expense), net	(80)	978	190	1,254
Total other income, net	$137	$1,271	$668	$1,863

Percent of total revenue	0.1%	0.8%	0.2%	0.6%
Interest income decreased in the second quarter and first half of fiscal 2014 compared to same periods in fiscal 2013, primarily as result of lower investment balances as a result of the volume of stock repurchases under our share repurchase program.
Other income (expense), net decreased during the second quarter of fiscal 2014 compared to same period in fiscal 2013, primarily as a result of the change in the valuation of our contingent rights liability related to the acquisition of Azalea. In the second quarter of fiscal 2013, the contingent right liability with Azalea expired resulting in a gain of $1.3 million, which was partially offset by losses on foreign currency. For further information refer to Note 3, Contingent Rights Liability Arising from Business Combinations, of the Notes to Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes	$(3,482)	$7,492	$(8,579)	$12,615
Provision for income taxes	7,219	2,502	9,949	8,451
Net income (loss)	$(10,701)	$4,990	$(18,528)	$4,164

Effective tax rate	207.3%	33.4%	116.0%	67.0%
Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in the current year could result in pre-tax income being higher or lower than the prior year in countries with lower statutory tax rates, which could cause our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. For the second quarter and first half of fiscal 2014, we computed our provision for income taxes based upon the actual tax rates for those periods as we determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate. For the second quarter and first half of fiscal 2014, our effective tax rates differed from the U.S federal statutory tax rate of 35% primarily due to non-deductible stock-based compensation expense, foreign operations and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the second quarter and first half of fiscal 2013, our effective tax rates differed from the U.S. federal statutory tax rate of 35% primarily due to non-deductible stock-based compensation expense, foreign operations, fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights, a $1.8 million adjustment recorded for prior period tax expense, and a benefit to the provision for income taxes of $3.8 million related to the re-instatement of the U.S. federal research credit. This U.S. federal research credit of $3.8 million consisted of $1.9 million that was recorded discretely in the second quarter of fiscal 2013 and the remaining $1.9 million reduced the annual effective tax rate.
The increase in the effective tax rate between the second quarter of fiscal 2014 and 2013, and the increase in the effective tax rate between the first half of fiscal 2014 and 2013 are primarily due to the tax benefits recognized in the first half of fiscal 2013 relating to the re-instatement of the U.S. federal research credit, a valuation allowance on California research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and the effect of a different pre-tax income or loss relative to fixed amortization of deferred tax charges. These factors are net of a $1.8 million adjustment for prior period tax expense which was recorded in the first quarter of fiscal 2013.
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
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. We also record deferred charges on other sales of intangible properties as they occur. The deferred charge from these transactions is included in prepaids and other current and non-current assets on the Consolidated Balance Sheets. As of January 31, 2014, the balance in prepaids and other current assets was $4.2 million and $3.1 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 45.5 point increase to our effective tax rate for the first half of fiscal 2014 from 70.5% to 116.0%. While we have yet to realize any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of January 31, 2014.
For further information, refer to Note 10, Income Taxes, of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

	January 31, 2014	July 31, 2013
	(in thousands)
Working capital	$232,309	$368,760
Cash and cash equivalents	$110,562	$144,919
Short-term investments	$167,689	$269,882

	Six Months Ended January 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$54,603	$82,589
Cash provided by (used in) investing activities	$93,350	$(25,719)
Cash used in financing activities	$(182,310)	$(12,873)
As of January 31, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, and municipal notes and bonds. Cash, cash equivalents and short-term investments decreased by $136.6 million during the first half of fiscal 2014 from $414.8 million as of July 31, 2013 to $278.3 million as of January 31, 2014, primarily as a result of stock repurchases under our stock repurchase program of $193.5 million and the payment of a legal settlement of $14.0 million during the first quarter of fiscal 2014. As of January 31, 2014 and July 31, 2013 we had $49.8 and $35.0 million of cash and cash equivalents, respectively, held outside the United States, the majority of which can be repatriated without adverse tax consequences. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which could materially affect our financial results.
Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the extent to which we increase spending on personnel and the continued growth in revenue and cash collections. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and related cash flows. In the future, we anticipate achieving cash tax savings and a reduction in our overall tax rate as a result of our corporate organization structure implemented in fiscal 2012 offset by increases in our cash tax obligations after our tax loss and credit carryforwards have been utilized. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, and rent payments.
During the six-month period ended January 31, 2014, net cash provided by operating activities decreased $28.0 million compared to the similar period in fiscal 2013. This decrease was primarily due to a decrease in cash flows of $2.6 million generated from operations after adjusting our net income (loss) for the first half of fiscal 2014 for non-cash items (primarily as a result of an increase in depreciation and amortization of $3.4 million and an increase of stock-based compensation expense of $8.6 million) and a decrease of $25.4 million from the change in operating assets and liabilities (primarily as a result of a decrease in accounts payable and other liabilities of $36.2 million and by an increase in deferred revenue of $18.9 million).
The decrease in cash flows generated from operating activities of $2.6 million was primarily driven by an increase in payroll compensation and related benefits driven by an increase of headcount of approximately 20% between the first half of fiscal 2014 and first half of fiscal 2013, primarily in sales and marketing and research and development.
The decrease of $36.2 million in accounts payable and other liabilities was primarily due to lower partner rebates balances due to timing of payments and payment of a legal settlement in the first quarter of fiscal 2014. The increase of $18.9 million in deferred revenue was primarily due to quarter end inventory stocking orders of our value-added distributors, growth of annual maintenance contracts from our customers, and transactions which have certain acceptance or deployment provisions which will be recognized as revenue when the revenue recognition criteria are met.
Cash Flows from Investing Activities
Cash provided by (used in) investing activities increased $119.1 million during the first half of fiscal 2014 compared to the same period in fiscal 2013. We purchased $36.9 million less short-term investments in the first half of fiscal 2014 compared to same period in fiscal 2013, as we liquidated some investments to finance our share repurchase program. Proceeds from the sales and maturities of short-term investments in the first half of fiscal 2014 increased $77.7 million compared to the same period in fiscal 2013 in order to fund our share repurchase program. Purchases of property and equipment in the first half of fiscal 2014 decreased by $3.0 million compared to the same period in fiscal 2013 due to new product timing and leverage of our fiscal 2013 research and development infrastructure investments and unpaid balance of purchases of property and equipment at the end of the quarter ended January 31, 2014 of $0.9 million.
Cash Flows from Financing Activities
Cash used in financing activities decreased by $169.4 million during the first half of fiscal 2014 compared to the same period in fiscal 2013. Cash used in our stock repurchase program increased by $163.0 million compared to the first half of fiscal 2013. Cash proceeds from issuance of common stock decreased by $5.2 million compared to the first half of fiscal 2013 primarily due to a lower number of stock options outstanding because no additional stock options have been granted subsequent to fiscal 2012. In addition, the excess tax benefits associated with stock-based compensation expense decreased by $1.3 million compared to the first half of fiscal 2013.
Based on our current cash, cash equivalents, short-term investments, and cash generated from operations we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may, in the future, seek to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the continuing market acceptance of our products and potential future business acquisitions.

Contractual Obligations and Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations at January 31, 2014:

	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$21,406	$7,019	$11,956	$2,431	$—
Purchase obligations (1)	41,670	30,148	8,588	1,233	1,701
Total contractual obligations	$63,076	$37,167	$20,544	$3,664	$1,701

(1)
Purchase obligations represent contractual amounts that result from requirements to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long-term liabilities on our consolidated balance sheet at January 31, 2014 include $9.4 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. For the quarter ended January 31, 2014, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest from investment entities. As a result, we account for these investments on a cost basis and do not consolidate the activity of these entities. Certain events may require a reassessment of our investments in privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we may not control these entities, we may not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of January 31, 2014, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
As of January 31, 2014, foreign currency cash accounts totaled $20.4 million, primarily in Euro, British Pounds, Chinese Yuan, Australian Dollars, and Indian Rupees.
All of our sales contracts are denominated in U.S. Dollars, and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, Australian Dollar, and Indian Rupee. To date, we have not entered into any hedging contracts because expenses in foreign currencies have been insignificant, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.0 million change in the value of our foreign currency cash accounts at January 31, 2014.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $278.3 million and $414.8 million as of January 31, 2014, and July 31, 2013, respectively. The cash, cash equivalents and short-term investments are held for working capital purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as "available-for-sale securities." These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first half of fiscal 2014, our interest income on cash, cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the heading "Legal Matters" in Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Item 1 of Part I, Item 1 of this Form 10-Q is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, "Risk Factors."

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 and "Part II, Other Information, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013. These risks are not presented in order of importance or probability of occurrence.
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
In addition to other risks listed in this "Risk Factors" section, factors that may cause our operating results to fluctuate include:

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
Our business depends significantly on economic conditions generally and the demand for products and services in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates, reduced capital spending, and uncertainty regarding the U.S. federal budget, policy, spending and planning, including debates concerning the U.S. borrowing limits. The sovereign debt default risks in certain European Union countries as well as conflicts in the Middle East, Eastern Europe and elsewhere have created political and economic uncertainties that have impacted, and continue to impact, worldwide markets. Economic growth in the U.S. and many other countries remains low and the length of time these adverse economic conditions may persist is unknown.
These global and regional adverse economic conditions directly and indirectly impact our customers and the decisions they make regarding whether to make capital commitments and spend resources on IT generally and our solutions in particular. A customer's decision to purchase our solutions, or to replace existing infrastructure, tends to be discretionary and generally involves a significant commitment of capital and other resources. As a result, when our customers and potential customers are faced with weak economic conditions, we can expect one or more of the following customer reactions: reductions in overall IT expenditures, longer sales cycles, demand for lower prices, requests for longer payment terms, reduced unit sales, and purchases of lower cost solutions with fewer features.
These types of customer reactions have in the past resulted in (and may in the future continue to result in) delayed sales cycles, canceled sales and lower overall revenues, which have (as we experienced in the third quarter of our fiscal 2013) negatively impacted (and may again negatively impact) our ability to meet our financial forecasts and achieve our expected rates of growth. Although we would expect the impacts of these customer reactions to ameliorate as economic conditions improve, one or all of these reactions could continue or increase even if global and regional economic and market conditions become more favorable.
Although demand for products and services in the enterprise mobility market has continued to grow despite the global economic slowdown, the rate of that growth has slowed. We believe that the adverse global economic climate has played (and will continue to play) a role in the slower growth rates for products and services in the enterprise mobility market, including our suite of solutions. If the overall market demand for the types of solutions we sell does not grow or fails to grow at the rates we expect (and we do not otherwise increase our share of the market), then our revenue, business and operating results would likely be adversely impacted. In addition, if interest rates were to rise or foreign exchange rates were to weaken for our international customers, overall demand for our solutions could be further dampened, and related IT spending might be reduced. Furthermore, any increase in worldwide commodity prices might result in higher component prices and increased shipping costs, both of which would be likely to negatively impact our financial results.
We expect our gross margin to vary over time and our recent level of product and services gross margin may not be sustainable. Fluctuations and/or declines in our gross margin could cause our stock price to decline.
Our product and services gross margins vary from quarter to quarter. For example, our level of product margins declined in fiscal 2013 relative to fiscal 2012 and may continue to decline and may be adversely affected in the future by numerous factors, including: changes in the mix of products and services sold, the percentage of revenue we receive from international regions, increased price competition and discounting pressures (particularly on larger deals), increases in material, labor or other manufacturing-related costs, excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory, increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, timing of revenue recognition and revenue deferrals, warranty-related issues, product discounting, freight charges, or our introduction of new products or new product platforms or entry into new markets with different pricing and cost structures. If one or more of these factors were to impact our results, our gross margin may be adversely affected, which in turn could cause our stock price to decline.
If we fail to manage future growth effectively, our business would be harmed.
We have expanded our operations and anticipate that further expansion will be required in order to sustain and increase our growth. We intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. For example, during the first half of our fiscal 2014, we significantly increased the size of our direct sales force. In addition, we have increased our offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland, which we plan to continue.
This growth has placed and, we expect it will continue to place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. Likewise, as we expand our professional services organization, we will need to manage that growth to ensure that our ability to deliver services aligns with demand.
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
Also, any future growth would add complexity to our organization and to our business, which would require effective coordination within our organization and increased risks associated with complex accounting. We may not be able to successfully implement improvements to our systems and processes in a timely or efficient manner to manage our increasingly disparate and complex organization, which could result in additional operating inefficiencies and could cause our costs to increase more than planned, negatively impact our ability to provide high quality products and services, damage our reputation and brand, and ultimately reduce our rate of growth and harm our business. In addition, if our expanded sales force does not produce results consistent with our expectations, we will not grow our revenue as quickly as planned and the increased expense for new sales personnel without the anticipated offsetting revenue could negatively impact our operating margins and profitability.
In our recent history we have incurred net losses and we may not achieve profitability in the future.
We have a history of losses, with a few quarters of profitability during our fiscal 2013, 2012 and 2011. We reported a net loss of $31.6 million for fiscal 2013, a net loss of $8.9 million for fiscal 2012 and net income of $70.7 million for fiscal 2011. As of July 31, 2013 and 2012, our accumulated deficit was $145.4 million and $113.8 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire and retain additional personnel for sales and marketing and technology development, as well as costs of investing in infrastructure and IT systems to sustain our business, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not achieve profitability again in the future. As a result, our business could be harmed, and our stock price could decline.
Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $22.2 million as of January 31, 2014. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
If goodwill or intangible assets were deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized, which would result in incremental expenses for that quarter and a reduction to any earnings or an increase to any loss for the period in which the impairment was determined to have occurred. If and when these write-downs occur, they could harm our business, financial condition, and results of operations. No goodwill or long-lived assets impairment charges were recorded during our fiscal 2013, 2012, or 2011.
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
In any competitive bidding contest for a prospective acquisition target, we may not be able to provide the most attractive offer because several of our competitors have significantly greater cash available for acquisitions. As a result, we may be required to make our offer contingent upon obtaining outside equity or debt financing, which could be perceived by the target as inferior to a non-contingent cash offer, even if our offer were higher. In addition, our larger competitors have greater resources than we do to devote to identifying potential acquisition targets, which also puts us at a competitive disadvantage. If our larger competitors are successful in identifying more candidates and/or placing more favorable bids for target companies, we would be compelled to forego opportunities that otherwise might have increased our market share, employee count or technologies. Furthermore, if our larger competitors purchase market-leading companies in a complementary space, we then might not be able to partner with or purchase another company in the same space. If this were to occur, the solutions we offer would lack a desirable feature set (unless we were able to spend the time and money necessary to build that feature set ourselves), which would place us at a competitive disadvantage and could result in us losing market share to our larger competitors.

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

•	challenges in retaining and motivating key personnel from these acquired businesses, particularly those critical to the continued success of those businesses;

•	markets not evolving as we anticipated or acquired technologies not proving to be those needed to be successful in our markets;

•	difficulties in maintaining uniform standards, controls, procedures and policies across locations, or in managing geographically or culturally diverse locations;

•	acquired product quality complications or exposures to new legal liabilities;

•	diversion of management attention from normal daily operations;

•	challenges of managing larger and more widespread operations;

•	difficulties in completing projects associated with in-process research and development (R&D) intangibles;

•	challenges in entering markets in which we have no or limited direct prior experience that have strong competitors;

•	challenges of creating a new go-to market sales action for acquired products outside our traditional area of expertise;

•	increased expenses without sufficient offsetting revenue from the acquired business;

•	failure to achieve targeted cost and revenue synergies;

•	acquired business liabilities, including claims of patent or other intellectual property infringement;

•	initial dependence on unfamiliar or small supply partners; and

•	loss of key employees, customers, distributors, vendors and other business partners of both us and the companies we acquire.
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
The enterprise mobility market in which we compete is highly competitive and is influenced by the following factors:

•	comprehensiveness of our solutions;

•	performance, reliability and features of our solutions;

•	average sales price (including the size of any discounts), total cost of ownership, and return-on-investment;

•	ability to introduce new products quickly and efficiently;

•	ability to easily deploy and operate our solutions in our customers' existing networks;

•	interoperability of our solutions with other devices;

•	scalability of our solutions;

•	ability to reduce production costs;

•	brand awareness and reputation;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	ability to maintain and establish distribution channels in markets throughout the world;

•	ability to provide timely, cost-effective support and professional services;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	ability to support accounting of complex transactions;

•	ability to allow centralized management of products; and

•	ability to conform to standards and obtain regulatory and other industry certifications.
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
In addition, we can expect competition to develop from new market entrants, which could include our channel partners and customers. If our channel partners purchase companies that compete with us or otherwise begin to market products and services that compete with our products and services, the resulting pressures could adversely affect our business, operating results and financial condition in a material way and may even result in the termination of our relationship with those channel partners. Any actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors or new market entrants, is likely to increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our products at all. As we continue to expand globally, we may see new competition in different geographic regions from existing companies with strong technological, marketing and sales positions in those markets. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Moreover, companies with whom we have strategic alliances in some areas may be competitors in other areas, which could negatively impact our existing business relationship with these companies and harm our business.
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
The enterprise mobility market in which we participate is characterized by quickly changing end-customer needs and rapidly evolving technological trends and industry standards, which result in the frequent introduction of new products and services. For example, changes in customer network architectures are driving a demand for, among other things, cloud-based solutions. To succeed, we must accurately anticipate and rapidly adapt to the new device purchases and application preferences of our end-user customers, quickly react to other technological advances that affect our market, and out-pace our competitors by bringing new products, features and services to market that will meet the latest customer demands, market trends and regulatory requirements. We have to prioritize development activities and balance resources across multiple solutions. The demands of new product development in one area of our business may negatively impact our ability to invest and compete in other areas. If, for any reason, we fail to successfully react to these market pressures, do not bring competitive new products to market in a timely fashion or otherwise fail to balance our resources effectively, then we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
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

•
failure of new products or enhancements to achieve anticipated acceptance rates by our channel partners or the market, including failures resulting from accelerated obsolescence of new products due to technological or acquisition-related advances made by our competitors; or

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
Race to Market and Marketplace Pressures
Even if we accurately anticipate customer needs and react in a timely way to evolving industry standards and technological advances, we may not be successful in developing new products or new product enhancements, or our competitors could beat us to market with their solutions or offer better functionality than we are able to provide. Additionally, even if we are successful in bringing a product to market, once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margin. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. These new products also may have lower selling prices, higher costs or lower gross margins than our existing products, which could negatively impact our revenue and profitability. In addition, the introduction of new products and software updates may negatively affect our reputation if customers with legacy products become dissatisfied because the legacy products are unable to support and benefit from our software updates. Any of these challenges may have a material adverse effect on our operating results and market share.
If we are unable to recruit and retain employees, including members of our senior management, on a cost-effective basis, or if we fail to effectively integrate new personnel into our organization, we will not be able to compete effectively and our business would be harmed.
Our ability to compete is substantially dependent upon the performance of our employees, including members of our senior management. As a result, our success is substantially dependent upon our ability to attract and retain talented personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area. Additionally, fluctuations or a sustained decrease in the price of our stock or pressures on our ability to grant equity to new and existing employees could affect our ability to attract and retain the best talent. In the event our competitors offer more attractive salaries, benefits or equity grants, we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, talented employees would have a material adverse effect on our business.
All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. For example, on November 21, 2013, we announced the resignation of our Executive Vice President of Worldwide Sales and the hiring of his replacement. The migration from one key executive officer with extended Company tenure to a new head of sales necessarily involves a number of transitional risks, including potentially adverse effects on our ability to retain and recruit sales personnel, as well as uncertainties during the new executive's transitional period which in this case will occur primarily in the first half of our fiscal 2014.
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
There are a number of reasons why the Wi-Fi market as a whole and the enterprise mobility market in particular may not continue to grow at the rate we expect, including: lower customer adoption rates than we forecast for our new technologies, increases in government regulation in the Wi-Fi market, customer use of alternative technologies (such as 4G and licensed spectrum) to address mobility requirements, increased use by enterprise customers of low-cost, consumer-grade, or customers purchasing Wi-Fi products or managed services from partners with whom we do not have broad, or any, relationships. In the event that continued growth and reliance on Wi-Fi slows in the markets we serve, we expect that our sales, future operating results and financial condition would be negatively impacted.
The highly technical and complex nature of our solutions (including the professional services we offer) may lead to unanticipated liabilities or losses, which could cause harm to our reputation and adversely affect our business.
Our solutions (including our professional services offerings) are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new solutions to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not have manifested prior to shipment. We cannot provide assurance that our pre-shipment testing programs will be adequate to detect all defects. As a result, some errors in our products may only be discovered after a product has been installed and used by end users. Any errors, bugs, defects, malware or security vulnerabilities discovered in our products after commercial release could result in temporary or permanent withdrawal of a product, monetary penalties, decreased customer satisfaction, loss of current or prospective customers, damage to our brand and reputation, reduced sales opportunities, loss of revenues or delay in revenue recognition, reduction in the market acceptance of our new products or new versions of our products, increased development costs, incurrence of product re-engineering expenses, contractual penalties with partners, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, when we provide professional services, we face a number of risks associated with the implementation of our solutions, ranging from inadvertent damage to customer property during installation to improper implementation and configuration, any of which could harm our reputation, adversely affect our business and otherwise expose us to increased liabilities or losses.
We could face claims for product liability, breach of contract, tort or breach of warranty, including claims relating to changes to our products made by our channel partners. Our contracts with customers, channel partners and others contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our products. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Risks Relating to Our Sales
Because we sell a majority of our products through VADs, VARs, system integrators and OEMs, if we experience problems affecting our sales with these channel partners, our revenue, cash flow and market share could be harmed.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2014	2013	2014	2013
ScanSource, Inc.	20.3%	19.9%	20.8%	20.0%
Synnex Corp.	10.9%	10.0%	12.2%	*
(*) Indicates less than 10%.
Because each of our top channel partners represents such a significant percentage of our overall revenue, the loss of all or substantially all sales generated by any one of these top channel partners would be harmful to our business. However, we cannot be certain that our top channel partners, or any of our other channel partners, will continue to sell our products and services at the same volumes, or at all, because we have no minimum purchase commitments with any of them and the contracts we do have generally provide that our channel partners use only reasonable commercial efforts to sell our products. Recently one of our channel partners, Alcatel-Lucent, publicly announced that it had agreed to sell its enterprise business unit to a new owner. While Alcatel-Lucent accounted for less than 10% of our total revenues during the first half of fiscal 2014 and our fiscal 2013 and 2012, we cannot guarantee that we will continue to do business with the new owner, which could negatively impact our revenues. In addition, our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contracts on short notice. For example, our agreements with our top channel partners, ScanSource, Inc. and Synnex Corp., are for no more than one-year terms.
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
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	January 31, 2014	July 31, 2013
ScanSource, Inc.	16.3%	21.4%
Synnex Corp.	*	12.1%
Avnet Logistics U.S. LP	14.5%	13.1%
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
We rely primarily on our channel partners to deliver professional services associated with our products. If our channel partners fail to timely and efficiently deliver those services to our end customers, our end customers would become dissatisfied and our reputation and business could be harmed unless we could provide those professional services ourselves. We do not have a large professional services organization and, accordingly, we may not be able to efficiently and cost-effectively deliver the professional services our end customers expect. If we do not effectively manage our channel partners and ensure that they deliver high quality professional services or if we do not deliver those professional services ourselves, our reputation and business could be harmed.
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
Recruiting, retaining and supporting qualified channel partners and training them in our technology and product offerings requires significant time and resources. Our channel partners compete with one another and, as a result, our efforts to recruit new partners may adversely impact existing partners and negatively affect their willingness to continue to distribute our solutions. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products.
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
The timing of our revenue is difficult to predict due the length of our sales cycle, the buying habits and budgetary considerations of our customers, the actual or perceived condition of the economy and the impact of revenue recognition rules on our sales agreements, which can be complex as a result of various determinations used when allocating the total arrangement consideration among different sale elements. The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new products, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer's decision to purchase certain of our products, particularly new products, involves a significant commitment of its resources, customers may undertake an in-depth evaluation process, which may involve not only our products but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Specifically, we view the federal and service provider verticals as highly dependent on large transactions, and therefore we have in the past and may in the future experience fluctuations from period to period in these verticals.
Even after a customer makes the decision to purchase our solutions, there are a number of factors that may still impact the timing of the actual sale and recognition of revenue from that sale. For example, we may successfully complete a proof of concept with a customer and the customer's IT department may agree to make the purchase, but because of internal customer budget constraints including spending reductions or freezes, additional required departmental approvals or unplanned administrative, processing or other delays, the actual sale and deployment may be postponed. We have experienced and may experience in the future purchase delays due to the volatile global economic environment and due to customer anticipation of new Wi-Fi or other standards, or announced releases of new products or enhancements by our competitors or us. In addition, depending on the terms of the sale, we have from time to time been required to delay recognition of revenue from certain purchases. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way. In addition to the challenges presented by long sales cycles and risks of purchase delays by our customers, our revenue can also be difficult to predict due to customers that sporadically place large orders with short lead times. As a result, we cannot easily predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, which in turn makes our operating results difficult to forecast and may cause our operating results to vary significantly and unexpectedly from quarter to quarter.
Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. government spending could adversely affect our sales and future results.
On August 2, 2011, the President signed into law the Budget Control Act of 2011, or the Budget Control Act, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In December 2013, the Bipartisan Budget Act of 2013 changed the sequestration caps for our fiscal 2014 and fiscal 2015, which ameliorates some of the spending cuts otherwise required by the sequester. As a result of sequestration, certain federal government customers have become more cautious with contract awards and spending, sometimes delaying purchase orders while awaiting further

Congressional budget action. Because we depend on several large vertical markets that rely directly or indirectly on federal support, including government, health care and education, any decreased spending as a result of sequestration could, as we have experienced, cause customers to delay program or contract start dates, or cause customers to issue stop work orders or terminate contracts, any of which would adversely impact our sales and future operating results.
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
We implemented a modified structure of our corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of these changes, it is possible that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will challenge the tax benefits that we expect to realize as a result of the modified structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, would negatively impact the anticipated tax benefits of the new structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the new structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If any of these negative effects were to occur, we might not achieve the financial efficiencies that we have anticipated, and our future operating results and financial condition could be adversely affected.
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
Risks Relating to Our Manufacturing and Supply Chain
Because we outsource the manufacturing of most of our hardware products to third-party manufacturers, if these manufacturers do not implement adequate quality controls or suffer significant changes in their financial or business condition, our ability to supply quality products to our customers could be disrupted and our business could be harmed.
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
If for any reason our manufacturers do not continue manufacturing our products, we will be required to identify one or more alternative manufacturers. It is time consuming, costly and often impractical to begin using new manufacturers. Also, the addition of manufacturing locations or contract manufacturers would increase the complexity of our supply chain management. In addition, changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specifications or those of our OEM partners. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs.
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
We must manage our inventory relating to sales to our distributors effectively because inventory held by them could affect our results of operations. Inventory management requires us to make forecasts that are based on multiple assumptions, each of which may cause our estimates to be inaccurate which, in turn, could negatively affect our ability to provide products to our customers. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue from our distributors generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to rotate a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
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
To satisfy end customer and distribution center demand for our solutions, our product line management estimates demand on a rolling monthly basis and those forecasts drive the supply decisions that we make. Typically, we require 90 days from an initial estimate of a specified amount of product demand to actual delivery of that amount of product. If we significantly overestimate demand, an oversupply of product could result in excess or obsolete inventory level increases that could adversely affect our gross margin. Conversely, if actual demand for a specific product, such as our new .11ac access points, turns out to be significantly higher than our estimates, we could suffer any or all of the following adverse effects:

•
we might be required to request expedited manufacture or shipment of additional product to satisfy the unexpected demand, which would result in supply chain and manufacturing surcharges and a decrease to our gross margins;

•	we might be required to delay the sale and thereby delay recognition of revenue; or

•
if we are unable to deliver the product on an acceptable time frame for the customer, we may cause damage to our reputation with both our customers, resellers and distributors, lose a sale opportunity and thereby cause a decrease to our revenue and harm to our business.

We have experienced occasional inventory shortages in the past, including shortages caused by manufacturing process and quality control issues, that have affected our operations. These issues are particularly acute during product transition periods, such as the one we are going through now with the roll-out of our 802.11ac access points. We may in the future experience a shortage of certain products as a result of manufacturing issues at our third-party manufacturers or their downstream suppliers, capacity problems experienced by our third-party manufacturers, or strong demand in the industry for subcomponents to our products. A return to robust growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall demand and to establish optimal supply levels and manufacturing capacity, especially for labor-intensive components and highly complex products. If shortages should occur for our product components or for the resources of our third-party manufacturers, our costs are likely to increase or, in the worst case, supplies may not be available at all, in which case our revenue and gross margins could suffer until other sources can be developed.
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

•
tariffs, trade barriers and trade disputes, import/export regulations and other regulatory or contractual limitations on our ability to sell, support or develop our products in certain foreign markets;

•	the difficulty and cost of managing foreign distribution centers and implementing professional services in smaller foreign markets;

•	changes in U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection;

•	limited protection for intellectual property rights in some countries;

•	employment regulations and local labor laws, including increased cost of terminating international employees in some countries;

•
tax issues, such as tax law and treaty changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations;

•	increased exposure to foreign currency exchange rate risk;

•	foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency;

•	cultural, business practice, legal, regulatory and language differences;

•	increased exposure to instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts;

•	natural disasters, public health crises or outbreaks of disease; and

•	litigation in foreign court systems and foreign administrative proceedings.
All of our hardware products are manufactured in Asia. If manufacturing in this region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in India that could be disrupted as a result of political conflicts in that region. We also sell our products and services throughout the Middle East and Eastern Europe, and demand for our products and services could be negatively impacted by political conflicts and hostilities in these and other regions. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for certain of our products.

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
We expect to sell our products in certain international geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions, supporting multi-national customers or reaching a broader customer base. In addition, certain geographic markets have slower wide area networks or restrictions on our ability to transmit certain data, which negatively impact the performance of certain of our solutions. As a result, local infrastructure insufficiencies or our failure to develop or manage additional sales channels effectively would limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
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
In many foreign countries where we operate, particularly in countries with developing economies, local laws and customs may differ significantly from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us, such as the FCPA, the U.K. Bribery Act and other similar local laws. Even though we have conducted formal FCPA compliance training, we cannot guarantee that that our employees, contractors, and agents will comply with all of our policies and procedures. As a result of our rapid growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation (whether intentionally or accidentally), governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. We may also face collateral consequences such as debarment and the loss of our export privileges.
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
System security risks, data protection breaches, and cyber-attacks on our systems or products could compromise our proprietary information (or information of our customers), disrupt our internal operations and harm public perception of our products, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.
In the ordinary course of business, we store sensitive data that may include any of the following categories of information on our internal systems, networks and servers:

•	intellectual property,

•	our proprietary business information and that of our customers, suppliers and business partners,

•	customer and end-user data, which may include personally identifiable information, location-based data and financial information.
Additionally, we design and sell solutions that allow our customers to wirelessly access sensitive data on their own systems and to remotely manage and operate networks and applications that contain, transmit and store a variety of information. Our solutions incorporate complex technology and must operate and support a wide range of mobile devices that use Wi-Fi as well as the complex applications that run on those devices, which use multiple communication industry standards. In addition, the amount of data we store for our users on our servers (including personal information) has been increasing.
The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third-party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. If a third party were to fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information (or otherwise illicitly obtain that type of information), that information may in turn be used to access our IT systems and the data located there.
Increasingly, companies are facing a wide variety of attacks from computer "hackers" who develop and deploy destructive software programs (such as viruses and worms) to attack networks. Due to our business model and the location of some of our development centers, we have faced and are likely to face similar threats that target both our internal systems and our solutions, which, in turn, may threaten our customers' networks, devices, applications and data. Because the techniques used by hackers to access or sabotage networks are becoming increasingly sophisticated, change frequently and generally are not recognized until launched against a target, even with the significant efforts we take to create security barriers to such attacks, it is virtually impossible for us to entirely eliminate this risk.
Although we make significant efforts to maintain the security and integrity of our systems and products, any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our products could disrupt the proper functioning of our products, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions. If any of these types of security breaches were to occur and we were unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and we could be exposed to a risk of loss or litigation and possible liability. In addition, incidents involving unauthorized access to or improper use of user information or incidents involving violation of our terms of service or policies could cause government authorities to initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.
Real or perceived defects or errors in our products (particularly in our cloud-based offerings which are sometimes perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including losses resulting from security breaches of our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. In addition, if an actual or perceived breach of security occurs in our network or in the network of a customer of one of our solutions (particularly our cloud-based offerings), regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
Because of the nature of information that may pass through or be stored on our systems, we are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The European Union has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. The European Commission is currently considering a data protection regulation that may include operational requirements for companies receiving personal data that are different from those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of selling our solutions in those jurisdictions. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations.

These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations.
These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we (directly or as the result of some third-party service provider we use) could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
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
Our products depend on the ability to identify applications. Our products currently do not identify applications if the data is encrypted as it passes through our mobility controllers. Because most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our mobility controllers. If more organizations elect to encrypt their data transmissions from the end user to the server, our products will offer limited benefits unless we have been successful in incorporating additional functionality into our products that address those encrypted transmissions. At the same time, if our products do not provide the level of network security expected by our customers, our reputation and brand would be damaged, and we would expect to experience decreased sales. Our failure to provide such additional functionality and expected level of network security could adversely affect our business, operating results and financial condition.
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
Our wireless communication products operate through the transmission of radio signals. Currently, operation of these products in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome. Furthermore, regulators could seek to enforce existing laws, rules or regulations in a manner that could expose us or our customers to liability based on the manner in which our products are used. If any of these were to occur, there could be a material adverse effect on our future sales, business and results of operations.
The costs of compliance with numerous U.S. and foreign laws, rules and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties. Furthermore, many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.
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
In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which included disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries (or DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such "conflict" minerals. The final rules implementing these requirements were released in August 2012, and these rules may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rules in order to declare our products DRC Conflict Free. Compliance with these rules is also likely to result in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering "conflict free" metals that can be used in our products. In addition, local states and other countries in which we do business may enact legislation that bars their departments and agencies from purchasing products from companies that are unable to certify that all product components are from conflict-free sources (whether DRC or otherwise). As a result, we may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined "conflict" metals used in our products.
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
None.

(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of January 31, 2014, our Board of Directors had authorized a stock repurchase program (the "Program") for an aggregate amount of up to $300.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013 and $100 million on October 9, 2013) of which substantively all has been used under the Program through January 31, 2014. On February 20, 2014, we announced that our Board of Directors authorized the repurchase of up to an additional $200.0 million of our outstanding common stock under the stock repurchase program. Refer to Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements.
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
The following table summarizes share repurchase activity for the three months ended January 31, 2014 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
November 1, 2013 - November 30, 2013	81,817	$17.72	81,817	$78,994
December 1, 2013 - December 31, 2013	4,450,329	$17.18	4,450,329	$2,525
January 1, 2014 - January 31, 2014	121,314	$17.50	121,314	$402
Total	4,653,460	$17.20	4,653,460

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Description Document

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 6, 2014

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: March 6, 2014

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)