Form 10-Q
period 2014-04-30
ARUBA NETWORKS, INC.
filed 2014-06-04
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock was 108,735,631 as of May 30, 2014.

ARUBA NETWORKS, INC.
FORM 10-Q
QUARTER ENDED APRIL 30, 2014

 PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
 (in thousands, except per share amounts)

	April 30, 2014	July 31, 2013

ASSETS
Current assets
Cash and cash equivalents	$135,816	$144,919
Short-term investments	164,365	269,882
Accounts receivable, net of allowance for doubtful accounts of $317 and $805 as of April 30, 2014 and July 31, 2013, respectively	95,320	93,191
Inventory	36,893	28,895
Deferred cost of revenue	13,784	12,657
Prepaids and other current assets	16,101	20,090
Deferred income tax assets, current	25,686	29,076
Total current assets	487,965	598,710
Property and equipment, net	27,403	27,536
Goodwill	67,242	67,242
Intangible assets, net	19,891	26,937
Deferred income tax assets, non-current	21,826	19,788
Other non-current assets	8,584	6,530
Total assets	$632,911	$746,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,997	$24,891
Accrued liabilities	65,206	94,632
Income taxes payable, current	874	662
Deferred revenue, current	138,707	109,765
Total current liabilities	228,784	229,950
Deferred revenue, non-current	39,771	31,578
Other non-current liabilities	12,071	8,990
Total liabilities	280,626	270,518
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized; 108,471 and 113,409 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	11	11
Additional paid-in capital	523,971	623,155
Accumulated other comprehensive loss	(1,417)	(1,540)
Accumulated deficit	(170,280)	(145,401)
Total stockholders’ equity	352,285	476,225
Total liabilities and stockholders’ equity	$632,911	$746,743
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue
Product	$155,201	$121,195	$427,787	$371,318
Professional services and support	33,587	25,941	98,284	75,662
Total revenue	188,788	147,136	526,071	446,980
Cost of revenue
Product	50,428	36,782	133,849	110,608
Professional services and support	9,466	7,190	27,949	20,138
Total cost of revenue	59,894	43,972	161,798	130,746
Gross profit	128,894	103,164	364,273	316,234
Operating expenses
Research and development	42,922	34,983	125,952	101,634
Sales and marketing	70,151	57,199	202,764	168,516
General and administrative	15,302	13,405	44,285	37,755
Total operating expenses	128,375	105,587	373,001	307,905
Operating income (loss)	519	(2,423)	(8,728)	8,329
Other income (expense), net
Interest income	183	266	661	875
Other income (expense), net	(198)	(114)	(8)	1,140
Total other income (expense), net	(15)	152	653	2,015
Income (loss) before income taxes	504	(2,271)	(8,075)	10,344
Provision for income taxes	6,855	17,920	16,804	26,371
Net loss	$(6,351)	$(20,191)	$(24,879)	$(16,027)

Shares used in computing net loss per common share, basic	107,293	114,411	108,878	112,975
Net loss per common share, basic	$(0.06)	$(0.18)	$(0.23)	$(0.14)
Shares used in computing net loss per common share, diluted	107,293	114,411	108,878	112,975
Net loss per common share, diluted	$(0.06)	$(0.18)	$(0.23)	$(0.14)
See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)

Net loss	$(6,351)	$(20,191)	$(24,879)	$(16,027)

Other comprehensive income (loss), net of tax:
Available-for-sale investments:
Gross unrealized gains (losses)	(15)	(46)	190	(108)
Realized (gains) losses reclassified into earnings	(2)	—	(67)	—
Net change in unrealized gains (losses) on available-for-sale investments	(17)	(46)	123	(108)
Net change in cumulative translation adjustments	—	—	—	11
Other comprehensive income (loss)	(17)	(46)	123	(97)

Comprehensive loss	$(6,368)	$(20,237)	$(24,756)	$(16,124)

See Notes to Consolidated Financial Statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(24,879)	$(16,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,422	16,976
Change in provision for doubtful accounts	(132)	313
Write-downs for excess and obsolete inventory	3,893	4,891
Stock-based compensation expense	83,897	70,995
Accretion of purchase discounts on short-term investments	1,548	888
Loss on disposal of fixed assets	244	205
Change in carrying value of contingent rights liability	—	(1,665)
Deferred income taxes	(1,293)	4,033
Excess tax benefit associated with stock-based compensation	(8,368)	(6,274)
Changes in operating assets and liabilities:
Accounts receivable	(1,997)	8,862
Inventory	(11,891)	(13,098)
Prepaids and other current assets	5,140	(939)
Deferred cost of revenue	(1,127)	3,092
Other non-current assets	(2,054)	5,982
Accounts payable and other current and non-current liabilities	(29,956)	1,470
Deferred revenue	37,135	15,473
Income taxes payable	10,385	12,726
Net cash provided by operating activities	81,967	107,903
Cash flows from investing activities
Purchases of short-term investments	(128,639)	(246,406)
Proceeds from sales of short-term investments	89,238	75,806
Proceeds from maturities of short-term investments	143,493	118,023
Purchases of property and equipment	(13,876)	(15,990)
Investment in privately-held company	—	(1,500)
Net cash provided by (used in) investing activities	90,216	(70,067)
Cash flows from financing activities
Proceeds from issuance of common stock	23,375	30,199
Repurchases of common stock under stock repurchase program	(213,029)	(30,511)
Excess tax benefit associated with stock-based compensation	8,368	6,274
Net cash provided by (used in) financing activities	(181,286)	5,962
Effect of exchange rate changes on cash and cash equivalents	—	19
Net increase (decrease) in cash and cash equivalents	(9,103)	43,817
Cash and cash equivalents, beginning of period	144,919	133,629
Cash and cash equivalents, end of period	$135,816	$177,446

Supplemental disclosure of cash flow information
Income taxes paid	$4,429	$2,933
Non-cash investing and financing activities
Net change in accounts payable and accrued liabilities related to purchases of property and equipment	$786	$(366)
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
The unaudited Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2013 and include all adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2014; the results of operations and statements of comprehensive loss for the three and nine months ended April 30, 2014 and 2013; and the statements of cash flows for the nine months ended April 30, 2014 and 2013. The results of operations for the three and nine months ended April 30, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the fiscal year ending July 31, 2014 or any future periods.
The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013, filed with the SEC on September 24, 2013.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies for the third quarter and first nine months of fiscal 2014, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2013.
Recent Accounting Pronouncements
In June 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Accounting Standards Update ("ASU") 2013-11 is required for the Company's fiscal year beginning August 1, 2014. Early adoption is permitted. The Company will adopt ASU 2013-11 for the fiscal year beginning August 1, 2014. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which updates the criteria for reporting discontinued operations. This accounting standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operation. Under the revised standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard will be effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard on its Consolidated Financial Statements.
On May 28, 2014, the FASB and International Accounting Standards Board ("IASB") issued ASU 2014-09, Revenue from Contracts with Customers, their converged standard on revenue recognition. The new standard will affect most entities that apply U.S. GAAP or International Financial Reporting Standards ("IFRS"). Some of the main areas of transition to the new standard include, among others, transfer of control (revenue is recognized when a customer obtains control of a good or service), variable consideration (entities may agree to provide goods or services for consideration that varies upon certain future events occurring or not occurring), allocation of transaction price based on relative standalone selling price (entities that sell multiple goods or services in a single arrangement must allocate the consideration to each of those goods or services), licenses (entities that license their IP to customers will need to determine whether the license transfers to the customer over time or at a point in time), time value of money (some contracts provide the customer or the entity with a significant financing benefit - explicitly or implicitly), contract costs (entities sometimes incur costs, such as sales commissions or mobilization activities, to obtain or fulfill a contract), and disclosures (extensive disclosures are required to provide greater insight into both revenue that has been recognized, and revenue that is expected to be recognized in the future from existing contracts). This accounting standard will be effective for the Company beginning in its first quarter of fiscal 2018, with no early adoption permitted. The standard will be effective for IFRS reporters for the first interim period within annual reporting periods beginning on or after January 1, 2017, and will allow early adoption. The Company is currently evaluating the impact of this accounting standard on its Consolidated Financial Statements.

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
The purchase price consideration was $16.8 million, consisting of cash consideration. In addition, the Company is obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became employees of the Company, which is payable over a period of approximately three years from the closing date, subject to continued employment. For the third quarter and first nine months of fiscal 2014, the Company recorded $0.9 million and $2.6 million, respectively, in general and administrative expenses associated with this additional cash compensation.
In connection with this acquisition, the Company allocated the total purchase price consideration to the net assets acquired, including identifiable intangible assets, based on their respective fair values at the acquisition date. The excess purchase price over the fair value of the net assets acquired was recorded as goodwill, which is not expected to be deductible for income tax purposes. There are a number of factors contributing to the amount of goodwill, including Meridian's workforce and the expectation that its acquisition will create synergies, which will provide future value to the Company.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the allocation of the purchase price consideration:

	Amount	Estimated Useful Lives
	(in thousands)

Tangible assets acquired and liabilities assumed	$(1,218)

Identifiable intangible assets:
Existing technology	5,000	3 years
Patent	2,000	11 years
Customer contracts and related relationships	300	4 years
Trade name and trademarks	400	4 years
Total net assets acquired	6,482
Goodwill	10,295
Purchase price consideration (cash)	$16,777

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
At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. The change in fair value of the contingent rights was primarily driven by changes in the Company's common stock price. Gains and losses as a result of the revaluation of the contingent rights liability are included in other income (expense), net in the Consolidated Statements of Operations.
In December 2012, the Company released the contingent rights liability as a result of the payment period expiring on December 31, 2012, resulting in a $1.3 million gain recorded in other income (expense), net. For the first nine months of fiscal 2013, the Company recorded $1.7 million in other income (expense), net, consisting of a $0.4 million gain from revaluation of the contingent rights liability and a $1.3 million gain relating to the expiration of the payment period of the Contingent Rights. As a result of the expiration on the payment period on December 31, 2012, the contingent rights liability did not have an impact during the third quarter and first nine months of fiscal 2014.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
Balance at July 31, 2012	$56,947
Goodwill acquired in acquisition of Meridian (Note 2)	10,295
Balance at July 31, 2013	$67,242
Changes in goodwill	—
Balance at April 30, 2014	$67,242

The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at April 30, 2014
Existing technology	3 to 7 years	$41,384	$(26,515)	$14,869
Patents/core technology	4 to 11 years	9,046	(5,593)	3,453
Customer contracts	4 to 7 years	7,533	(6,410)	1,123
Support agreements	5 to 6 years	2,917	(2,831)	86
Tradenames/trademarks	1 to 5 years	1,150	(842)	308
Non-compete agreements	2 to 4 years	912	(860)	52
Total		$62,942	$(43,051)	$19,891

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at July 31, 2013
Existing technology	3 to 7 years	$41,383	$(21,269)	$20,114
Patents/core technology	4 to 11 years	9,046	(4,784)	4,262
Customer contracts	4 to 7 years	7,533	(5,537)	1,996
Support agreements	5 to 6 years	2,917	(2,805)	112
Tradenames/trademarks	1 to 5 years	1,150	(767)	383
Non-compete agreements	2 to 4 years	912	(842)	70
Total		$62,941	$(36,004)	$26,937

Amortization expense related to intangible assets was recorded as follows in the Consolidated Statements of Operations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Cost of product revenue	$2,025	$1,451	$6,055	$4,322
Cost of professional services and support revenue	—	61	—	331
Sales and marketing	267	340	973	1,024
Research and development	6	6	19	18
Total amortization expense	$2,298	$1,858	$7,047	$5,695

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table presents the estimated future amortization expense of intangible assets as of April 30, 2014:

Amount
(in thousands)
Fiscal Year
2014 (remaining three months)	$2,190
2015	8,484
2016	4,646
2017	1,835
2018	1,308
Thereafter	1,428
Total	$19,891

5.	Net Loss Per Common Share
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by giving effect to all potentially dilutive common shares, including stock options and awards, unless the result is anti-dilutive. The following tables set forth the computation of net loss per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net loss	$(6,351)	$(20,191)	$(24,879)	$(16,027)
Weighted-average common shares outstanding, basic	107,293	114,411	108,878	112,975
Dilutive effect of potential common shares	—	—	—	—
Weighted-average common shares outstanding, diluted	107,293	114,411	108,878	112,975
Net loss per share, basic	$(0.06)	$(0.18)	$(0.23)	$(0.14)
Net loss per share, diluted	$(0.06)	$(0.18)	$(0.23)	$(0.14)

The following outstanding stock options and awards were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Options to purchase common stock	1,038	1,219	1,101	1,391
Restricted stock awards	904	136	1,165	708
Contingently issuable shares	—	549	—	533
Employee stock purchase plan	74	60	174	223

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

6.	Short-Term Investments
Short-term investments consisted of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at April 30, 2014
Corporate bonds	$56,841	$96	$(15)	$56,922
U.S. government agency securities	84,718	42	(11)	84,749
U.S. treasury bills	17,634	25	—	17,659
Commercial paper	3,497	2	—	3,499
Certificates of deposit	—	—	—	—
Municipal notes and bonds	1,536	—	—	1,536
Total short-term investments	$164,226	$165	$(26)	$164,365

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$79,493	$29	$(97)	$79,425
U.S. government agency securities	133,794	43	(11)	133,826
U.S. treasury bills	36,317	39	—	36,356
Commercial paper	13,672	3	—	13,675
Certificates of deposit	5,000	10	—	5,010
Municipal notes and bonds	1,590	—	—	1,590
Total short-term investments	$269,866	$124	$(108)	$269,882

The cost basis and fair value of the short-term investments by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
Balance at April 30, 2014
One year or less	$114,100	$114,193
Over one year and less than two years	50,126	50,172
Total short-term investments	$164,226	$164,365

	Cost Basis	Fair Value
	(in thousands)
Balance at July 31, 2013
One year or less	$165,614	$165,682
Over one year and less than two years	104,252	104,200
Total short-term investments	$269,866	$269,882
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of April 30, 2014 and July 31, 2013 there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at April 30, 2014
Corporate bonds	$10,355	$(15)
U.S. government agency securities	30,082	(11)
	$40,437	$(26)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at July 31, 2013
Corporate bonds	$51,850	$(97)
U.S. government agency securities	26,611	(11)
	$78,461	$(108)
As of April 30, 2014 and July 31, 2013, no securities were in a continuous unrealized loss position for more than twelve months.

7.	Fair Value of Financial Instruments
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
There were no transfers between levels during the third quarter and first nine months of fiscal 2014.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at April 30, 2014
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$128,511	$—	$—	$128,511
Money market funds	4,305	—	—	4,305
Commercial paper	3,000	—	—	3,000
Short-term investments:
Corporate bonds	—	56,922	—	56,922
U.S. government agency securities	—	84,749	—	84,749
U.S. treasury bills	—	17,659	—	17,659
Commercial paper	—	3,499	—	3,499
Municipal notes and bonds	—	1,536	—	1,536
Total assets measured and recorded at fair value	$135,816	$164,365	$—	$300,181

	Level 1	Level 2	Level 3	Total
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Other Investments
As of April 30, 2014 and July 31, 2013, the Company has investments in privately-held companies of $1.8 million, which are included in other non-current assets in the accompanying Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value in the event that they become other-than-temporarily impaired. There have been no impairments to these investments recorded in any of the periods presented.

8.	Consolidated Balance Sheet Components
The following tables provide details of selected Consolidated Balance Sheet items:

	April 30, 2014	July 31, 2013
	(in thousands)
Inventory:
Raw materials	$355	$288
Finished goods	36,538	28,607
Total	$36,893	$28,895

	Estimated Useful Lives	April 30, 2014	July 31, 2013
	(in thousands, except estimated useful lives)
Property and Equipment, net
Computer equipment	2 to 3 years	$26,896	$23,109
Computer software	2 to 5 years	15,465	13,525
Machinery and equipment	2 years	35,084	29,009
Furniture and fixtures	5 years	4,756	4,304
Leasehold improvements	1 to 6 years	7,529	5,892
Total property and equipment, gross		89,730	75,839
Less: accumulated depreciation and amortization		(62,327)	(48,303)
Total property and equipment, net		$27,403	$27,536

Depreciation and amortization expense of property and equipment for the third quarter of fiscal 2014 and 2013 was $4.9 million and $4.3 million, respectively. Depreciation and amortization expense of property and equipment for the first nine months of fiscal 2014 and 2013 was $14.4 million and $11.3 million, respectively.

	April 30, 2014	July 31, 2013
	(in thousands)
Accrued Liabilities:
Compensation and benefits	$25,874	$25,214
Marketing	23,254	41,014
Litigation reserves	—	14,125
Other	16,078	14,279
Total	$65,206	$94,632

The $17.8 million decrease in marketing accruals from July 31, 2013 to April 30, 2014 was primarily due to lower partner rebate balances as a result of timing of payments. The $14.1 million decrease in litigation reserves from July 31, 2013 to April 30, 2014 is due to a settlement payment made during the first quarter of fiscal 2014.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	April 30, 2014	July 31, 2013
	(in thousands)
Deferred Revenue:
Product	$60,301	$38,974
Professional services and support	78,406	70,791
Total deferred revenue, current	138,707	109,765
Professional services and support, non-current	39,771	31,578
Total deferred revenue	$178,478	$141,343
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
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in a current period could result in pre-tax income being higher or lower than the prior period in countries with lower statutory tax rates, which could cause the Company’s effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. The Company’s effective tax rates were 1,360.1% and 789.1% for the third quarter of fiscal 2014 and 2013, respectively, and 208.1% and 254.9% for the first nine months of fiscal 2014 and 2013, respectively.
For the third quarter and first nine months of fiscal 2014, the Company computed the provision for income taxes based upon the actual tax rates for those periods as the Company determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rates. For the third quarter and first nine months of fiscal 2014, the Company’s effective tax rates differed from the U.S. federal statutory tax rate of 35% primarily due to non-deductible stock based compensation, foreign operations, and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property ("IP") rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where the Company has lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the third quarter and first nine months of fiscal 2013, the Company’s effective tax rates differed from the U.S. federal statutory tax rate of 35% primarily due to non-deductible stock based compensation, foreign operations and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights, and a valuation allowance of California tax research credit.
The differences in the effective tax rates between the third quarter of fiscal 2014 and 2013 and the first nine months of fiscal 2014 and 2013 are primarily due to the computation of provision for income taxes for the third quarter and first nine months of fiscal 2014 are based on actual tax rates, tax benefits recognized in the first nine months of fiscal 2013 relating to the re-instatement of the U.S. federal research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and the effect of a different pre-tax income or loss relative to both fixed amortization of deferred tax charges and to additional tax expense from non-deductible stock-based compensation expense. These factors are net of a $1.8 million adjustment for prior period tax expense which was recorded in the first quarter of fiscal 2013. For further information, refer to "Prior Period Adjustment" described at the end of this Note.
In fiscal 2012, the Company implemented a new corporate organization structure to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions. Therefore, the Company incurred and recorded IP structure charges starting in fiscal 2012. IP structure charges consist primarily of non-recurring items of gain recognized in the United States related to the international restructuring of the Company’s corporate organization during fiscal 2012, including the transfer of certain intellectual property and inventory overseas. The tax associated with the IP structure charges are deferred and amortized for financial reporting purposes under Accounting Standards Codification ("ASC") 740-10-25-3(e) (Income Taxes) and ASC 810-10-45-8 (Consolidation). For the first nine months of fiscal 2014, fiscal 2013 and fiscal 2012, the corporate reorganization

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

resulted in an increase to the effective tax rate due to the non-recurring items of gain triggered in the United States related to the reorganization as described above. The deferred charge resulted in a 74.0 point increase to the effective tax rate for the first nine months of fiscal 2014, from 134.1% to 208.1%. While the Company has yet to realize any tax savings, the Company expects to realize a reduction in the effective tax rate as a result of the corporate reorganization after the deferred charges have been fully amortized.
Each fiscal quarter the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company will reduce a deferred tax asset by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. A deferred tax asset is recorded when there is a future deductible amount, but a valuation allowance is needed if taxable income is anticipated to be insufficient to realize the future deductible amount. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company believes that its California tax research credit carryforwards are not more likely than not to be realized; therefore the Company has recorded a valuation allowance on certain California tax research credit carryforwards generated in fiscal years before 2013 and a full valuation on credits earned after fiscal 2012. The Company recorded an increase in the valuation allowance by $1.4 million relating to California tax research credits earned during the first nine months of fiscal 2014. It is reasonably possible that a material increase in the valuation allowance could occur in the future depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Consolidated Statements of Operations and Comprehensive Loss in the period that the valuation allowance is increased.
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

10.	Equity Incentive Plans and Benefit Plans
Stock Option and Award Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at July 31, 2012	532,596	13,264,031	$6.63	3.9	$112,868
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(7,252,248)	—
Restricted stock awards forfeited	1,393,834	—
Options exercised	—	(2,860,592)	6.71		$38,697
Options cancelled	306,970	(355,870)	14.94
Balance at July 31, 2013	557,585	10,047,569	6.29	2.9	$121,227
Shares reserved for issuance	5,670,469	—
Restricted stock awards granted	(4,250,395)	—
Restricted stock awards forfeited	926,478	—
Options exercised	—	(2,017,026)	3.96		$31,770
Options cancelled	130,628	(130,628)	19.98
Balance at April 30, 2014	3,034,765	7,899,915	$6.66	2.2	$106,865
Restricted Stock Award Activity
The following table summarizes the information about non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at July 31, 2012	8,422,681	$19.49
Awards granted	7,252,248	18.76
Awards vested	(3,493,341)	19.51
Awards forfeited	(1,393,834)	20.44
Balance at July 31, 2013	10,787,754	18.87
Awards granted	4,250,395	18.68
Awards vested	(3,922,802)	19.72
Awards forfeited	(926,478)	19.37
Balance at April 30, 2014	10,188,869	$18.42
Fair Value Disclosures
The fair value of each option is estimated on the date of grant using the Black-Scholes model with the below assumptions.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Employee Stock Options
There were no stock option grants during the third quarter and first nine months of fiscal 2014 and 2013.
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Risk-free interest rates	0.1% - 0.3%	0.1% to 0.3%	0.1% to 0.4%	0.1% to 0.3%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%	—%	—%
Volatility	39% to 54%	54% to 61%	39% to 64%	54% to 63%

The following table shows for each purchase date during the first nine months of fiscal 2014 and 2013, the shares issued and the weighted average purchase price per share:

	March 1, 2014	March 1, 2013	September 1, 2013	September 1, 2012
Shares issued	656,448	489,587	432,749	348,520
Weighted average purchase price per share	$14.12	$16.74	$14.12	$16.65

Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Cost of revenue	$2,128	$1,585	$6,487	$4,765
Research and development	11,062	9,052	33,176	26,691
Sales and marketing	10,509	9,358	31,892	28,142
General and administrative	4,035	3,405	12,342	11,397
Total	$27,734	$23,400	$83,897	$70,995

The following table presents stock-based compensation expense by award-type:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$1,102	$2,358	$4,060	$7,591
Stock awards	24,209	18,822	73,142	55,795
Employee stock purchase plan	2,423	2,220	6,695	7,609
Total	$27,734	$23,400	$83,897	$70,995
Stock-based compensation expense for the third quarter of fiscal 2014 and 2013 included $5.4 million and $2.4 million, respectively, for stock awards issuable under the Company's Executive Officer Bonus Plan and Corporate Bonus Plan (the "Bonus Plans"). For the first nine months of fiscal 2014 and 2013, stock-based compensation expense included $16.8 million and $9.1 million, respectively, for stock awards issuable under the Bonus Plans.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Stock Repurchase Program
As of April 30, 2014, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014). The Company is authorized to make repurchases in the market until the Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of the Company's common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.
During the third quarter and first nine months of fiscal 2014, the Company repurchased a total of 950,000 and 11,967,240 shares for a total purchase price of $19.5 million and $213.0 million, respectively. During the first nine months of fiscal 2013, the Company repurchased a total of 1,604,142 shares for a total purchase price of $30.5 million. The Company did not make any stock repurchases during the third quarter of fiscal 2013. As of April 30, 2014, the Company repurchased a cumulative total of 18,687,076 shares for a total purchase price of $319.1 million, with $180.9 million remaining authorized under the stock repurchase program.

11.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment, selling its AOS operating system, controllers, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and professional services and support.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker, or decision making group, for resource allocation and for assessing performance. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates as a single reportable and operating segment. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers.
The following presents total revenue by geographic region:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
United States	$119,187	$90,978	$341,392	$277,735
Europe, Middle East and Africa	37,682	28,165	97,446	78,294
Asia Pacific	27,013	22,794	74,267	75,263
Rest of World	4,906	5,199	12,966	15,688
Total	$188,788	$147,136	$526,071	$446,980

The Company’s product revenue was $155.2 million and $121.2 million for the third quarter of fiscal 2014 and 2013, respectively. The Company’s product revenue was $427.8 million and $371.3 million for the first nine months of fiscal 2014 and 2013, respectively.
Professional services and support revenue was $33.6 million and $25.9 million for the third quarter of fiscal 2014 and 2013, respectively. The Company’s professional services and support revenue was $98.3 million and $75.7 million for the first nine months of fiscal 2014 and 2013, respectively.
The following table presents significant channel partners contributing 10% or more of total revenue:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
ScanSource, Inc.	18.6%	19.2%	20.0%	19.8%
Synnex Corp.	14.7%	12.3%	13.1%	10.3%

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table presents significant channel partners accounting for 10% or more of total net accounts receivable:

	April 30, 2014	July 31, 2013
ScanSource, Inc.	20.7%	21.4%
Synnex Corp.	14.2%	12.1%
Avnet Logistics U.S. LP	*	13.1%
(*) Indicates less than 10%.
The following table sets forth the Company's long-lived assets (property and equipment) by geographic region based on the location of the asset:

	April 30, 2014	July 31, 2013
	(in thousands)
United States	$18,266	$19,291
All other countries	9,137	8,245
Total	$27,403	$27,536

12.	Commitments and Contingencies
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

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Lease Obligations
The Company leases office space under non-cancelable operating leases with various expiration dates through June 2018. Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)
2014 (remaining three months)	$1,878
2015	7,660
2016	7,803
2017	3,257
2018	1,361
Total minimum payments	$21,959
Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $36.5 million and $40.0 million in non-cancelable purchase commitments as of April 30, 2014 and July 31, 2013, respectively. The Company expects to sell the products that it has committed to purchase from its third-party contract manufacturers and other suppliers.
Product Warranty
The Company’s liability for estimated future product warranty costs is included as a component of accrued liabilities in the Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

Product Warranty
First nine months of fiscal 2014:	(in thousands)
Balance at July 31, 2013	$777
Provision	560
Obligations fulfilled during period	(437)
Balance at April 30, 2014	$900

Product Warranty
First nine months of fiscal 2013:	(in thousands)
Balance at July 31, 2012	$818
Provision	539
Obligations fulfilled during period	(678)
Balance at April 30, 2013	$679
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

such indemnification provisions. The Company believes the likelihood of such claims is remote. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2014 and July 31, 2013. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "might," "plan," "predict," "potential," "seek," "should," "will," "would" and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland;

•	that international revenue for fiscal 2014 will increase in absolute dollars and remain in the approximate percentage range of recent years;

•	that research and development expenses for fiscal 2014 will increase on an absolute dollar basis and remain approximately flat as a percentage of revenue compared to fiscal 2013;

•
that sales and marketing expenses for fiscal 2014 will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and decrease as a percentage of revenue compared to fiscal 2013;

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

Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell products and services designed to solve our customers' secure mobility requirements with mobility solutions that unify the network infrastructure, access management and mobility applications into one integrated system that offers strong security and a simplified approach to bring-your-own-device ("BYOD") initiatives.
We believe the market for mobility solutions in the enterprise is changing and that the proliferation of mobile devices is forcing information technology ("IT") departments to radically revise the way they approach provisioning and supporting these devices in the workplace. Our goal is to provide simplified, dependable solutions that permit IT departments to quickly, securely and cost-effectively meet their mobility and BYOD needs. We address these needs with our mobility solutions designed for an increasingly mobile universe of end-users. Our mobility solutions are comprised of three major components. The first component consists of our mobility-centric network infrastructure, the second component consists of our next-generation access management solution, and the third component consists of our mobility applications.
We primarily conduct business in three geographic regions: (1) Americas, (2) Europe, the Middle East and Africa ("EMEA"), and (3) Asia Pacific ("APAC"). Our products and services have been sold to more than 30,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the United States. Our VADs and OEMs sell our portfolio of products, including a variety of our support services, to a diverse number of VARs, system integrators and service providers. In addition, certain of our OEMs sell directly to end customers. We expect revenue from indirect channels to continue to constitute a significant majority of our future revenue.
Major Trends Affecting Our Financial Results
Revenue
Our ability to increase our revenue will depend significantly on, among other things, continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract and retain new customers and distribution partners, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. We believe that our mobility solutions, including our ClearPass and Aruba Instant offerings, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is tied to increasing the number of products under support contracts, which is dependent on growing our installed base of customers, maintaining or improving the attach rate of support offerings to product sales and renewing existing support contracts. While we rely primarily on our partners to deliver professional services associated with our products, we sometimes deliver professional services directly to end customers, especially as we introduce new products. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, relative amount of professional services, average selling prices, costs of our products, our ability to effectively manage our two-tier distribution model, general economic conditions, timing and impact of product transitions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers, which we believe reflects the need of business enterprises and other organizations to provide secure mobility to their users in a manner that is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 28.3% and 17.7% in the third quarter and first nine months of fiscal 2014, respectively, compared to the same periods in fiscal 2013.
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

Product Transitions
We are currently in the midst of an access point product transition cycle from the 802.11n standard to the new 802.11ac standard, which we expect to continue. These types of product transitions present both an opportunity to increase our market share (as occurred during the last transition from 802.11abg to 802.11n) as well as opposing risks. Our new AP-225 802.11ac access point is the fastest ramping access point in our history and the demand for it during our third quarter of fiscal 2014 exceeded our expectations across all segments of the market. We often introduce new premium products, such as our AP-225 802.11ac access point, for early adopter segments and subsequently introduce value-priced products for other market segments.
These early premium products generally require higher initial production costs than existing products. Although we expect production costs to decrease over time, we may face pressures on our gross margins if our customers adopt the new standard earlier than we expect and purchase the new higher cost products at a rate faster than we forecast, before we are able to lower our production costs. Product transitions may offer opportunities to capture market share, which can compound these early market pressures. In addition, we may face competition on pricing that could impact our ability to capture market share at this standard-changing inflection point or otherwise continue to pressure our gross margins.
Costs and Expenses
The substantial majority of our cost of product revenue consisted of payments to third parties to manufacture our products, including Wistron NeWeb Corp. ("WNC"), Sercomm, Accton Technology Corporation ("Accton"), and Flextronics International Ltd. ("Flextronics"), who were our largest contract manufacturers for the third quarter and first nine months of fiscal 2014.
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation expense for employees. As of April 30, 2014, we had 1,755 employees worldwide compared to 1,473 employees at July 31, 2013. The increase in employees is the most significant driver behind the increase in costs and operating expenses in the third quarter and first nine months of fiscal 2014. We expect to continue hiring additional employees as we continue to invest in our infrastructure, operations and our sales and channel capacity.
Stock Repurchase
As of April 30, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
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
During the third quarter and first nine months of fiscal 2014, we repurchased a total of 950,000 and 11,967,240 shares of common stock for a total purchase price of $19.5 million and $213.0 million, respectively. During the first nine months of fiscal 2013, we repurchased a total of 1,604,142 shares of common stock for a total purchase price of $30.5 million. We did not make any stock repurchases during the third quarter of fiscal 2013. As of April 30, 2014, we have repurchased a cumulative total of 18,687,076 shares of common stock for a total purchase price of $319.1 million, with $180.9 million remaining authorized under the stock repurchase program.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue from sales of our AOS operating system, controllers and gateways, wireless access points, switches, application software modules, access-management solution, multi-vendor management solution software, and professional services and support.
We sell our products to channel partners and end customers located in the United States, EMEA, APAC, and other parts of the world. We continue to expand into international locations and introduce our products in new markets. For fiscal 2014, we expect international revenue to increase in absolute dollars and remain in the approximate percentage range of recent years. For more information about our international revenue, see Note 11, Segment Information and Significant Customers, of Notes to Consolidated Financial Statements.
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
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	changes in the mix of products and services sold or manner in which products are sold in our channel;

•	the percentage of revenue from international regions;

•	increases in price competition and discounting pressures;

•	increases in material, labor or other manufacturing-related costs;

•	excess product component or obsolescence charges from our contract manufacturers;

•	write-downs for obsolete or excess inventory;

•	increases in costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand;

•	timing of revenue recognition and revenue deferrals;

•	warranty-related issues;

•	freight charges;

•	timing and pricing with regard to the introduction of new products or new product platforms and the related transition from older products to newer products;

•	entry into new markets with different pricing and cost structures;

•	amortization expense from our intangible assets which is mainly existing technology;

•	amortization of capitalized software development costs;

•	support attach rates and usage; and

•	timing of investments in headcount and resources to support our professional service offerings.
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
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2014, we expect research and development expenses to increase on an absolute dollar basis and remain approximately flat as a percentage of revenue compared to fiscal 2013.

Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect future sales and marketing expenses to continue to be our most significant operating expense. Generally, sales personnel are not immediately productive, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. Some of our sales personnel may not become as productive as anticipated. As a result, these expenses will reduce our operating margin until the new sales personnel become productive and generate revenue. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2014, we expect sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and decrease as a percentage of revenue compared to fiscal 2013.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning ("ERP") and other systems. Further, our general and administrative expenses include professional services consisting of outside legal, audit, tax, Sarbanes-Oxley and IT consulting costs, and non-income tax reserves. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements. For fiscal 2014, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2013. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income (Expense), net
Other income (expense), net includes interest income on cash balances, accretion of discount or amortization of premium on short-term investments, losses or gains from foreign exchange rate changes, and changes in the valuation of our contingent rights liability related to the acquisition of Azalea Networks in September 2010.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes.
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2013, filed with the SEC on September 24, 2013. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our consolidated financial statements during the third quarter and first nine months of fiscal 2014, as compared to those disclosed in our Annual Report for fiscal 2013.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements under Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, that could have on us.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
Revenue:
Product	82.2%	82.4%	81.3%	83.1%
Professional services and support	17.8%	17.6%	18.7%	16.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	26.7%	25.0%	25.5%	24.8%
Professional services and support	5.0%	4.9%	5.3%	4.5%
Total cost of revenue	31.7%	29.9%	30.8%	29.3%
Gross margin	68.3%	70.1%	69.2%	70.7%
Operating expenses:
Research and development	22.7%	23.7%	24.0%	22.7%
Sales and marketing	37.2%	38.9%	38.5%	37.7%
General and administrative	8.1%	9.1%	8.4%	8.4%
Total operating expenses	68.0%	71.7%	70.9%	68.8%
Operating income (loss)	0.3%	(1.6)%	(1.7)%	1.9%
Other income (expense), net:
Interest income	—%	0.2%	0.1%	0.2%
Other income (expense), net	(0.1)%	(0.1)%	—%	0.2%
Income (Loss) before income taxes	0.2%	(1.5)%	(1.6)%	2.3%
Provision for income taxes	3.6%	12.2%	3.1%	5.9%
Net loss	(3.4)%	(13.7)%	(4.7)%	(3.6)%

Revenue

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Total revenue	$188,788	$147,136	$526,071	$446,980
Type of revenue:
Product	$155,201	$121,195	$427,787	$371,318
Professional services and support	33,587	25,941	98,284	75,662
Total revenue	$188,788	$147,136	$526,071	$446,980
Percent revenue by type:
Product	82.2%	82.4%	81.3%	83.1%
Professional services and support	17.8%	17.6%	18.7%	16.9%
Revenue by geography:
United States	$119,187	$90,978	$341,392	$277,735
Europe, the Middle East and Africa	37,682	28,165	97,446	78,294
Asia Pacific	27,013	22,794	74,267	75,263
Rest of World	4,906	5,199	12,966	15,688
Total revenue	$188,788	$147,136	$526,071	$446,980
Percent revenue by geography:
United States	63.1%	61.8%	64.9%	62.1%
Europe, the Middle East and Africa	20.0%	19.2%	18.5%	17.5%
Asia Pacific	14.3%	15.5%	14.1%	16.9%
Rest of World	2.6%	3.5%	2.5%	3.5%
Total revenue by sales channel:
Indirect	$171,069	$138,421	$477,571	$416,474
Direct	17,719	8,715	48,500	30,506
Total revenue	$188,788	$147,136	$526,071	$446,980
Percent revenue by sales channel:
Indirect	90.6%	94.1%	90.8%	93.2%
Direct	9.4%	5.9%	9.2%	6.8%
For the third quarter of fiscal 2014, total revenue increased $41.7 million, or 28.3%, over the third quarter of fiscal 2013. For the first nine months of fiscal 2014, total revenue increased $79.1 million, or 17.7%, compared to the first nine months of fiscal 2013. The revenue growth was driven primarily by an expansion of our customer base coupled with incremental purchases from existing customers as a result of on-going strength in the enterprise mobility market, which continues to benefit from BYOD initiatives and strong early uptake of 802.11ac solutions. For the first nine months of fiscal 2014, compared with the same period in fiscal 2013, revenue growth was partially offset by a decline in certain service provider sales in Asia Pacific compared with earlier periods.
Product revenue increased $34.0 million, or 28.1%, during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, and $56.5 million, or 15.2%, during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The increase in product revenue was primarily driven by a combination of strong demand for our Access Points, particularly our Instant access points and our 802.11ac products, and increasing demand for our ClearPass and switching solutions.
The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization are driving the increase in demand for our products. Our mobility solutions, further enhanced by the introduction of ClearPass and Instant solutions, continue to gain momentum as companies move toward a next generation access network. We continue to add new customers each quarter.
Professional services and support revenue increased $7.6 million, or 29.5%, during the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, and $22.6 million, or 29.9% during the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013. The increase in support revenue for both periods was primarily a result of increased initial sales and renewals of post-contract support agreements boosted by higher product sales and a larger customer install base. The increase in professional service revenue for both periods was primarily a result of increased demand for our ClearPass, AirWave and Public Facing Enterprise ("PFE") solutions, leveraged by an expansion of our internal professional services team and our installation services partners.
For the first nine months of fiscal 2014, we benefited from higher professional services revenue in the second quarter of fiscal 2014, compared to the same period in fiscal 2013, as a result of a large customer contract which included professional services of approximately $2.3 million.
As a percentage of total revenue, U.S. revenue increased $28.2 million, or 31.0%, and $63.7 million, or 22.9%, during the third quarter and first nine months of fiscal 2014, respectively, compared to the comparable periods in fiscal 2013. Revenue from shipments to locations outside the United States increased $13.4 million, or 23.9%, and $15.4 million, or 9.1%, during the third quarter and first nine months of fiscal 2014, respectively, compared to the comparable periods in fiscal 2013. The increase in revenue in the United States and locations outside the United States was primarily due to increased demand for our products and lower sales in the third quarter of fiscal 2013.
Revenue from our indirect sales channels increased $32.6 million, or 23.6%, and $61.1 million, or 14.7%, during the third quarter and first nine months of fiscal 2014, respectively, compared to comparable periods in fiscal 2013. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.
Cost of Revenue and Gross Margin

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Total revenue	$188,788	$147,136	$526,071	$446,980

Cost of product revenue	50,428	36,782	133,849	110,608
Cost of professional services and support revenue	9,466	7,190	27,949	20,138
Total cost of revenue	59,894	43,972	161,798	130,746
Gross profit	$128,894	$103,164	$364,273	$316,234

Gross margin	68.3%	70.1%	69.2%	70.7%
For the third quarter and first nine months of fiscal 2014, our total cost of revenue increased $15.9 million, or 36.2%, and $31.1 million, or 23.7%, respectively, as compared to the same periods in fiscal 2013. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, Accton, and Flextronics, our largest contract manufacturers. For the third quarter of fiscal 2014, payments to WNC, Sercomm, Accton, and Flextronics constituted approximately 35%, 25%, 21%, and 7%, respectively, of our cost of product revenue. For the first nine months of fiscal 2014, payments to WNC, Sercomm, Accton, and Flextronics constituted approximately 39%, 24%, 20%, and 6%, respectively, of our cost of product revenue. Additionally, cost of product revenue was impacted by an increase of $0.7 million and $2.1 million in stock-based compensation expense and amortization of intangible assets during the third quarter and first nine months of fiscal 2014, respectively, as compared to the same periods in fiscal 2013 primarily as a result of an increase in headcount and amortization of intangibles associated with new products.
For the third quarter and first nine months of fiscal 2014, our cost of professional services and support revenue increased $2.3 million, or 31.7%, and $7.8 million, or 38.8%, respectively, as compared to the same periods in fiscal 2013. For each of these periods the increase was primarily due to the corresponding increase in our service revenue, as well as increased outside services as we expanded our customer support call centers and increased costs associated with our initiative to increase professional services delivery capabilities to accelerate the expansion of our solutions.
For the third quarter of fiscal 2014, cost of professional services and support revenue was impacted by an increase of $1.6 million, $0.2 million and $0.3 million in personnel compensation, outside services, and facilities and IT-related expenses, respectively, as compared to the same period in fiscal 2013, primarily as a result of an increase in headcount.
For the first nine months of fiscal 2014, cost of professional services and support revenue was impacted by an increase of $4.6 million, $1.9 million and $1.0 million in personnel compensation, outside services, and facilities and IT-related expenses, respectively, as compared to the same period in fiscal 2013, primarily as a result of an increase in headcount and higher costs of professional services of approximately $1.4 million in the second quarter of fiscal 2014 as a result of a large transaction.
Our total gross margin decreased 180 basis points to 68.3% for the third quarter of fiscal 2014 compared to 70.1% for the comparable period in fiscal 2013, primarily as a result of stronger demand for our switching products relative to our higher gross margin solutions, greater demand of our 802.11ac product ahead of our cost reduction road map, and competitive discounting in certain deals. Our total gross margin decreased 150 basis points to 69.2% for the first nine months of fiscal 2014 compared to 70.7% in the comparable period of fiscal 2013, primarily as a result of stronger demand for our switching products relative to our higher gross margin solutions and competitive discounting on certain deals and discounting in connection with the timing and transition to our new 802.11ac product, as well as higher professional services mix.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue hiring additional professional services personnel to support various product initiatives and our international customer base, which would increase our cost of professional services and support.
Research and Development Expenses

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Research and development expenses	$42,922	$34,983	$125,952	$101,634
Percent of total revenue	22.7%	23.7%	24.0%	22.7%
For the third quarter and first nine months of fiscal 2014, our research and development expenses increased $7.9 million, or 22.7%, and $24.3 million, or 23.9%, respectively, as compared to the same periods in fiscal 2013. The increase in both periods was primarily due to an increase in headcount related expenses and product development as we continued to enhance our technology solutions, develop new products and support our business growth strategy.
For the third quarter of fiscal 2014, compensation and related expenses increased $5.2 million, or 21.1%, compared to the third quarter of fiscal 2013 primarily as a result of increased headcount, including an increase in stock-based compensation expense of $2.0 million. Expensed equipment and depreciation expense increased $1.0 million, as we purchased prototypes and additional lab equipment to support our product development efforts. Facilities and IT expenses related to our worldwide research and development efforts also increased $1.0 million as the result of an increase in personnel during the third quarter of fiscal 2014 over the same period in fiscal 2013.
For the first nine months of fiscal 2014, personnel compensation and related expenses increased $13.6 million, or 19.0%, compared to the same period in fiscal 2013 primarily as a result of increased headcount, including an increase in stock-based compensation expense of $6.5 million. Expensed equipment and depreciation expense increased $4.0 million, as we purchased prototypes and additional lab equipment to support our product development efforts. Facilities and IT expenses related to our worldwide research and development efforts also increased $4.2 million as the result of an increase in personnel during the first nine months of fiscal 2014 compared to the same period in fiscal 2013. Amortization of acquisition-related expenses increased by $1.2 million in the first nine months of fiscal 2014 compared to the same period in fiscal 2013, as a result of our acquisition of Meridian in May 2013. Amortization of Meridian acquisition-related expenses started in the fourth quarter of fiscal 2013.
Sales and Marketing Expenses

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Sales and marketing expenses	$70,151	$57,199	$202,764	$168,516
Percent of total revenue	37.2%	38.9%	38.5%	37.7%
For the third quarter and first nine months of fiscal 2014, our sales and marketing expenses increased $13.0 million, or 22.6%, and $34.2 million, or 20.3%, respectively, as compared to the same periods in fiscal 2013. For each of these periods, the increase was primarily a result of expanding our headcount and higher sales commission expense in support of our go-to-market strategy.
For the third quarter of fiscal 2014, personnel and related costs increased $10.5 million, compared to the same period in fiscal 2013, including an increase in stock-based compensation expense of $1.2 million. Marketing expenses increased $1.0 million during the third quarter of fiscal 2014 compared to the same period in fiscal 2013, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. As a result of increased headcount, recruiting, training, equipment, travel, and other related expenses increased $0.7 million in the third quarter of fiscal 2014 compared to the same period in fiscal 2013. Facilities and IT-related expenses increased $0.8 million during the third quarter of fiscal 2014 compared to the same period in fiscal 2013.
For the first nine months of fiscal 2014, personnel and related costs increased $25.0 million, compared to the same period in fiscal 2013, including an increase in stock-based compensation expense of $3.7 million. Marketing expenses increased $3.2 million during the first nine months of fiscal 2014 compared to the same period in fiscal 2013, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. As a result of increased headcount, recruiting, training, equipment, travel, and other related expenses increased $2.4 million in the first nine months of fiscal 2014 compared to the same period in fiscal 2013. Facilities and IT-related expenses increased $2.5 million during the first nine months of fiscal

2014 compared to the same period in fiscal 2013.
General and Administrative Expenses

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
General and administrative expenses	$15,302	$13,405	$44,285	$37,755
Percent of total revenue	8.1%	9.1%	8.4%	8.4%

For the third quarter and first nine months of fiscal 2014, our general and administrative expenses increased $1.9 million, or 14.2%, and $6.5 million, or 17.3%, respectively, as compared to the same periods in fiscal 2013. The increase in both periods was primarily a result of expanding our headcount to support our business growth.
For the third quarter of fiscal 2014, personnel and related costs increased $2.0 million, including an increase in stock-based compensation expense of $0.6 million, as a result of increased headcount and higher compensation incentives, compared to the same period in fiscal 2013.
For the first nine months of fiscal 2014, personnel and related costs increased $4.8 million, including an increase in stock-based compensation expense of $0.9 million, as a result of increased headcount and higher compensation incentives, and professional services expenses increased $1.8 million compared to the same period in fiscal 2013.
Other Income (Expense), Net

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$183	$266	$661	$875
Other income (expense), net	(198)	(114)	(8)	1,140
Total other income (expense), net	$(15)	$152	$653	$2,015

Percent of total revenue	(0.1)%	0.1%	0.1%	0.4%
For the third quarter of fiscal 2014, other income (expense), net decreased $0.2 million over the same period in fiscal 2013, primarily as result of lower level of investment balances resulting from our need to fund our share repurchase program.
For the first nine months of fiscal 2014, other income (expense), net decreased $1.4 million over the same period in fiscal 2013, primarily as result of a $1.3 million gain recognized in December 2012 associated with a change in the valuation of our contingent rights liability related to the acquisition of Azalea. For further information refer to Note 3, Contingent Rights Liability Arising from Business Combinations, of the Notes to Consolidated Financial Statements.
Provision for Income Taxes

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Income (loss) before income taxes	$504	$(2,271)	$(8,075)	$10,344
Provision for income taxes	6,855	17,920	16,804	26,371
Net loss	$(6,351)	$(20,191)	$(24,879)	$(16,027)

Effective tax rate	1,360.1%	789.1%	208.1%	254.9%
Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Accordingly, changes in the jurisdictional mix of pre-tax income in a current period could result in pre-tax income being higher or lower than the prior period in countries with lower statutory tax rates, which could cause our effective income tax rate to fluctuate. The impact of such changes could be meaningful in countries with statutory income tax rates that are significantly lower than the U.S. statutory income tax rate of 35%. For the third quarter and first nine months of fiscal 2014, we computed our provision for income taxes based upon the actual tax rates for those periods as we determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate.

For the third quarter and first nine months of fiscal 2014, our effective tax rates differed from the U.S federal statutory tax rate of 35% primarily due to non-deductible stock-based compensation expense, foreign operations and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
For the third quarter and first nine months of fiscal 2013, our effective tax rates differed from the U.S. federal statutory tax rate of 35% primarily due to non-deductible stock-based compensation expense, foreign operations, fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights, and a valuation allowance of California tax research credit.
The differences in the effective tax rates between the third quarter of fiscal 2014 and 2013 and the first nine months of fiscal 2014 and 2013 are primarily due to the computation of provision for income taxes for the third quarter and first nine months of fiscal 2014 being based on actual tax rates, tax benefits recognized in the first nine months of fiscal 2013 relating to the re-instatement of the U.S. federal research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and the effect of a different pre-tax income or loss relative to both fixed amortization of deferred tax charges and to additional tax expense from non-deductible stock-based compensation expense. These factors are net of a $1.8 million adjustment for prior period tax expense which was recorded in the first quarter of fiscal 2013.
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
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. We also record deferred charges on other sales of intangible properties as they occur. The deferred charge from these transactions is included in prepaids and other current and non-current assets on the Consolidated Balance Sheets. As of April 30, 2014, the balance in prepaids and other current assets was $2.8 million and $2.2 million in other non-current assets. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 74.0 point increase to our effective tax rate for the first nine months of fiscal 2014 from 134.1% to 208.1%. While we have yet to realize any tax savings to date, we expect to realize a reduction in our effective tax rate as a result of our corporate reorganization after the deferred charges have been fully amortized.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to our net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of April 30, 2014.
For further information, refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements.
Liquidity and Capital Resources

	April 30, 2014	July 31, 2013
	(in thousands)
Working capital	$259,181	$368,760
Cash and cash equivalents	$135,816	$144,919
Short-term investments	$164,365	$269,882

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$81,967	$107,903
Cash provided by (used in) investing activities	$90,216	$(70,067)
Cash provided by (used in) financing activities	$(181,286)	$5,962
As of April 30, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, and municipal notes and bonds. Cash, cash equivalents and short-term investments decreased by $114.6 million during the first nine months of fiscal 2014 from $414.8 million as of July 31, 2013 to $300.2 million as of April 30, 2014, primarily as a result of repurchases of our stock under our stock repurchase program of $213.0 million and the payment of a legal settlement of $14.0 million in the first quarter of fiscal 2014. As of April 30, 2014 and July 31, 2013 we had $68.1 million and $35.0 million of cash and cash equivalents, respectively, held outside the United States, the majority of which can be repatriated without adverse tax consequences. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which could materially affect our financial results.
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
During the first nine months of fiscal 2014, net cash provided by operating activities decreased $25.9 million compared to the similar period in fiscal 2013. This decrease was primarily due to a decrease in cash flows of $2.0 million generated from operations after adjusting our net loss for the first nine months of fiscal 2014 for non-cash items (primarily as a result of an increase in depreciation and amortization of $4.4 million and an increase of stock-based compensation expense of $12.9 million) and a decrease of $27.9 million from the change in operating assets and liabilities (primarily as a result of a decrease in accounts payable and other liabilities of $31.4 million and by an increase in deferred revenue of $21.7 million).
The decrease in cash flows generated from operating activities of $2.0 million was primarily driven by an increase in payroll compensation and related benefits driven by an increase of headcount of approximately 20% in the first nine months of fiscal 2014 compared to the same period in fiscal 2013, primarily in sales and marketing and research and development.
The decrease of $31.4 million in accounts payable and other liabilities was primarily due to lower partner rebates balances due to timing of payments and payment of a legal settlement in the first quarter of fiscal 2014. The increase of $21.7 million in deferred revenue was primarily due to higher inventory stocking levels at our value-added distributors, growth of annual maintenance contracts from our customers, and transactions which have certain acceptance or deployment provisions which will be recognized as revenue when the revenue recognition criteria are met.
Cash Flows from Investing Activities
Cash from investing activities increased $160.3 million during the first nine months of fiscal 2014 compared to the same period in fiscal 2013. We purchased $117.8 million fewer short-term investments in the first nine months of fiscal 2014 compared to same period in fiscal 2013, as we used our cash instead to finance our share repurchase program. Proceeds from the sales and maturities of short-term investments in the first nine months of fiscal 2014 increased $38.9 million compared to the same period in fiscal 2013, primarily to fund our share repurchase program. Purchases of property and equipment in the first nine months of fiscal 2014 decreased by $2.1 million compared to the same period in fiscal 2013 due to new product timing and leverage of our fiscal 2013 research and development infrastructure investments.
Cash Flows from Financing Activities
Cash used in financing activities decreased by $187.2 million during the first nine months of fiscal 2014 compared to the same period in fiscal 2013. Cash used in our stock repurchase program increased by $182.5 million compared to the same period in fiscal 2013. Cash proceeds from issuance of common stock decreased by $6.8 million compared to the same period in fiscal 2013 primarily due to a lower number of stock options exercised. In addition, the excess tax benefits associated with stock-based compensation expense decreased by $2.1 million in the first nine months of fiscal 2014 compared to the same period in fiscal 2013.
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

Contractual Obligations and Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations at April 30, 2014:

	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$21,959	$7,611	$7,751	$4,753	$1,844
Purchase obligations (1)	36,541	29,339	5,251	500	1,451
Total contractual obligations	$58,500	$36,950	$13,002	$5,253	$3,295

(1)
Purchase obligations represent contractual amounts that result from requirements to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long-term liabilities on our Consolidated Balance Sheet at April 30, 2014 include $10.7 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. In the third quarter of fiscal 2014, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest on these investments. As a result, we account for these investments on a cost basis and do not consolidate their activity. Certain events may require a reassessment of our investments on these privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we do not control these entities, we do not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of April 30, 2014, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
As of April 30, 2014, foreign currency cash accounts totaled $24.6 million, primarily in the Euro, British Pounds, Chinese Yuan, Australian Dollars, and Indian Rupees.
All of our sales contracts are denominated in U.S. Dollars and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, Australian Dollar, and Indian Rupee. To date, we have not entered into hedging contracts because expenses in foreign currencies have not been material, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.5 million change in the value of our foreign currency cash accounts at April 30, 2014.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $300.2 million and $414.8 million as of April 30, 2014, and July 31, 2013, respectively. The cash, cash equivalents and short-term investments are primarily held for working capital for general corporate purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as short-term investments. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first nine months of fiscal 2014, our interest income on cash, cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our CEO and CFO concluded that, as of April 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the heading "Legal Matters" in Note 12, Commitments and Contingencies, of Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, "Risk Factors."

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2013 and "Part II, Other Information, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarters ended October 31, 2013 and January 31, 2014. These risks are not presented in order of importance or probability of occurrence.
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
In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each fiscal quarter in the last month of that fiscal quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of each fiscal quarter, we would be forced to delay those shipments and the revenue that goes with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each fiscal quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the amount of unexpected revenue shortfall. In addition, we may incur unanticipated costs in connection with expediting orders which have exceeded our order forecasts. If either of these eventualities were to occur, we would expect our revenue to be adversely affected, and we might fail to meet securities analysts' and investors' expectations, which could cause our stock price to decline.
In addition to other risks listed in this "Risk Factors" section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions;

•	product mix and average selling prices, as well as competitive discounting of products by us and our competitors;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers' budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our products in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our dependence on several large vertical markets, including the government, health care, retail, enterprise and education vertical markets;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers and component suppliers;

•	our contract manufacturers' and component suppliers' ability to meet our product demand forecasts;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	fluctuations in our tax rate due to various factors, including the mix of our domestic and international revenue;

•	the impact of one-time events, such as acquisitions and litigation settlements;

•	the regulatory environment for the certification and sale of our products; and

•	seasonal demand for our products, some of which may not be currently evident due to our revenue growth during recent fiscal years.
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
Our product and services gross margins vary from quarter to quarter. For example, our level of product margins declined in fiscal 2013 relative to fiscal 2012 and again most recently in the third quarter of fiscal 2014 relative to the prior fiscal quarter and the comparable period in fiscal 2013. Our level of gross margin may continue to decline and may be adversely affected in the future by numerous factors, including: changes in the mix of products and services sold (for example, selling in any given fiscal quarter more of our switching products or professional services relative to our higher gross margin solutions), the percentage of revenue we receive from international regions, increased price competition and discounting pressures (particularly on larger deals and in connection with the timing and transition to new products), increases in material, labor or other manufacturing-related costs (including expenditures required to meet unexpected demand for product), excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory (particularly during product transitional periods and as we increase our use of stocking distributors), increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand, timing of revenue recognition and revenue deferrals, warranty-related issues, freight charges, or our introduction of new products or new product platforms (particularly where those introductions are accepted by customers at a rate that outpaces our manufacturing cost reductions roadmap) or entry into new markets with different pricing and cost structures. If one or more of these factors were to impact our results, our company and product gross margins may be adversely affected, which in turn could cause our stock price to decline.
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
We have expanded our operations and anticipate that further expansion will be required in order to sustain and increase our growth. We intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. For example, during the first nine months of our fiscal 2014, we significantly increased the size of our direct sales force. In addition, we have increased our offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland, which we plan to continue.
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
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $19.9 million as of April 30, 2014. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
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
Currently, we compete with a number of large and well-established public companies in the broader enterprise edge-access market (primarily in the WLAN space), including Cisco Systems, Inc., Hewlett-Packard Company and Motorola Solutions, Inc. (which recently announced that it would be acquired by Zebra Technologies Corporation), as well as smaller public and private companies and new market entrants, including those in adjacent or tangential markets. A number of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As a result, these competitors may be able to devote greater resources to the promotion and sale of their products and services, better initiate or withstand substantial price competition, more readily take advantage of acquisitions or other opportunities, more quickly develop and expand their product and service offerings and more quickly anticipate, influence or adapt to new or emerging technologies and customer requirements than we can.
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
We expect competition to intensify in the future based on the following factors:

•	continued consolidation among our competitors;

•	emergence of new companies as competitors in our markets or new markets in which we may participate;

•	expansion by us into new geographic and product markets with new competitors (including companies outside of the traditional infrastructure market) as we broaden our offering of solutions;

•	introduction by other companies and us of new products in the markets we serve or may enter;

•	increasing pricing competition at all levels of the market, especially at the lower end of the market for value-priced products;

•	marketing of competitive products and services by our channel partners; and

•	the rapid pace of technological advancement.
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
Competitive products may have better performance, more and/or better features, lower prices and broader acceptance than our products. As a result, if we do not keep pace with product and technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. Even if we keep pace with technological advances and market products with better performance or features than our competitors, potential customers may prefer to purchase products with lower price points or to make purchases from their existing suppliers (or a single provider) rather than a new supplier, regardless of product performance or features. Each of these competitive factors could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase (or the loss of) market share, any of which would likely seriously harm our business, operating results or financial condition.
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

•
inability to sufficiently control costs or otherwise price new products or enhancements at levels that do not gain market acceptance or, conversely, that drive unexpected sales volumes but negatively impact gross margins; or

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
Response to Technological Advances and Evolving Industry Standards
We also expend significant resources on research and development so that we can rapidly respond to the latest technological advances and industry standards in the enterprise mobility market. We manufacture our products to comply with standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc., or the IEEE, to ensure that our products are designed to be compatible with industry standards for secure communications over wireless and wireline networks. If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our products may be adversely affected. In addition, if we adapt too quickly to an evolving standard, we face the risk that the adaptation we make may not be aligned with the final adopted standard. For example, recently we began shipping products that comply with the new 802.11ac wireless LAN standard, or the 802.11ac standard. Although these products are backwards compatible with the .11n standard, we cannot guarantee that the new 802.11ac standard will be widely adopted or that the IEEE will not modify the 802.11ac standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected products.
Race to Market and Marketplace Pressures
Even if we accurately anticipate customer needs and react in a timely way to evolving industry standards and technological advances, we may not be successful in developing new products or new product enhancements, or our competitors could beat us to market with their solutions or offer better functionality or pricing than we are able to provide. Additionally, even if we are successful in bringing a product to market, if we do not accurately forecast the demand for that product and there is greater demand than we anticipate, we likely would incur additional manufacturing and expedited shipping costs to meet that excess demand, which would negatively impact our cost structure and gross margins. We also face the risk that customer adoption of our new products may outpace our cost reduction roadmap. Furthermore, once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive product is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margin. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. These new products also may have lower selling prices, higher costs or lower gross margins than our existing products, which could negatively impact our revenue and profitability. This is especially true during large product transition phases, such as the ongoing market upgrade to the new 802.11ac standard, because sales of our historically popular, high gross margin products necessarily decreases as we roll out the more technologically advanced new product line, which initially has a higher production cost. In addition, the introduction of new products and software updates may negatively affect our reputation if customers with legacy products become dissatisfied because the legacy products are unable to support and benefit from our software updates. Any of these challenges may have a material adverse effect on our operating results and market share.
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
All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. For example, on November 21, 2013, we announced the resignation of our Executive Vice President of Worldwide Sales and the hiring of his replacement. The migration from one key executive officer with extended Company tenure to a new head of sales necessarily involves a number of transitional risks, including potentially adverse effects on our ability to retain and recruit sales personnel, as well as uncertainties during the new executive’s transitional period.
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
As one of the leading providers of enterprise mobility products and services that operate in a Wi-Fi environment, our year-over-year sales growth depends in part on the growth of the Wi-Fi market as a whole. We expect the market for Wi-Fi in general to continue to grow in the near future, but there can be no guarantee that future growth rates will be consistent with historical growth rates. Moreover, even though we have continued to grow with the Wi-Fi market, growth in the Wi-Fi market as a whole may be driven in any given year by particular segments of the market in which we have a less significant presence, in which case we would not expect to grow in lock step with the larger market. In addition, even if the Wi-Fi market continues to grow, if that growth occurs primarily in segments of the market where price sensitivity, rather than performance, is a deciding factor for consumers, we would expect to face increased competition for those transactions and the sale of a different product mix than on a premium sale, which in turn could result in increased sales with lower profit margins.
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
Our solutions (including our professional services offerings) are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new solutions to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not have manifested prior to shipment. We cannot provide assurance that our pre-shipment testing programs will be adequate to detect all defects in our solutions or in the software we may incorporate into our solutions from third parties. As a result, some errors in our solutions may only be discovered after a solution has been installed and used by end users. Any errors, bugs, defects, malware or security vulnerabilities discovered in our solutions after commercial release could result in temporary or permanent withdrawal of a product, monetary penalties, decreased customer satisfaction, loss of current or prospective customers, damage to our brand and reputation, reduced sales opportunities, loss of revenues or delay in revenue recognition, reduction in the market acceptance of our new solutions or new versions of our solutions, increased development costs, incurrence of product re-engineering expenses, contractual penalties with partners, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, when we provide professional services, we face a number of risks associated with the implementation of our solutions, ranging from inadvertent damage to customer property during installation to improper implementation and configuration, any of which could harm our reputation, adversely affect our business and otherwise expose us to increased liabilities or losses.
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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
ScanSource, Inc.	18.6%	19.2%	20.0%	19.8%
Synnex Corp.	14.7%	12.3%	13.1%	10.3%

Because each of our top channel partners represents such a significant percentage of our overall revenue, the loss of all or substantially all sales generated by any one of these top channel partners would be harmful to our business. However, we cannot be certain that our top channel partners, or any of our other channel partners, will continue to sell our products and services at the same volumes, or at all, because we have no minimum purchase commitments with any of them and the contracts we do have generally provide that our channel partners use only reasonable commercial efforts to sell our products. Recently one of our channel partners, Alcatel-Lucent, publicly announced that it had agreed to sell its enterprise business unit to a new owner. While Alcatel-Lucent accounted for less than 10% of our total revenues during the first nine months of fiscal 2014 and our fiscal 2013 and 2012, we cannot guarantee that we will continue to do business with the new owner, which could negatively impact our revenues. In addition, our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contracts on short notice. For example, our agreements with our top channel partners, ScanSource, Inc. and Synnex Corp., are for no more than one-year terms.
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
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	April 30, 2014	July 31, 2013
ScanSource, Inc.	20.7%	21.4%
Synnex Corp.	14.2%	12.1%
Avnet Logistics U.S. LP	*	13.1%
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
Some of our VAD channel partners may elect to become stocking distributors. If one or more of our VADs elects to stock a significant amount of inventory, our deferred revenue will necessarily increase. In addition, the risk of inventory obsolescence (especially during times of product transitions) would increase while our ability to forecast actual revenues would decrease.
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
The timing of our revenue is difficult to predict due the length of our sales cycle, the buying habits and budgetary considerations of our customers, the amount of inventory controlled by stocking distributors, the actual or perceived condition of the economy and the impact of revenue recognition rules on our sales agreements, which can be complex as a result of various determinations used when allocating the total arrangement consideration among different sale elements. The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new products, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer’s decision to purchase certain of our products, particularly new products, involves a significant commitment of its resources, customers may undertake an in-depth evaluation process, which may involve not only our products but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Specifically, we view the federal and service provider verticals as highly dependent on large transactions, and therefore we have in the past and may in the future experience fluctuations from period to period in these verticals.
Even after a customer makes the decision to purchase our solutions, there are a number of factors that may still impact the timing of the actual sale and recognition of revenue from that sale. For example, we may successfully complete a proof of concept with a customer and the customer’s IT department may agree to make the purchase, but because of internal customer budget constraints including spending reductions or freezes, additional required departmental approvals or unplanned administrative, processing or other delays, the actual sale and deployment may be postponed. We have experienced and may experience in the future purchase delays due to the volatile global economic environment and due to customer anticipation of new Wi-Fi or other standards, or announced releases of new products or enhancements by our competitors or us. In addition, depending on the terms of the sale, we have from time to time been required to delay recognition of revenue from certain purchases. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way. In addition to the challenges presented by long sales cycles and risks of purchase delays by our customers, our revenue can also be difficult to predict due to customers that sporadically place large orders with short lead times. As a result, we cannot easily predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, which in turn makes our operating results difficult to forecast and may cause our operating results to vary significantly and unexpectedly from quarter to quarter.
Actions of the U.S. Government resulting in significant cuts in U.S. government spending could adversely affect our sales and future results.
Because we depend on several large vertical markets that rely directly or indirectly on federal support, including government, health care and education, any decreased spending by the government could, as we have experienced, cause customers to delay program or contract start dates, or cause customers to issue stop work orders or terminate contracts, any of which would adversely impact our sales and future operating results. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, or the Budget Control Act, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In December 2013, the Bipartisan Budget Act of 2013 changed the sequestration caps for our fiscal 2014 and fiscal 2015, which ameliorates some of the spending cuts otherwise required by the sequester. As a result of sequestration, certain federal government customers have become more cautious with contract awards and spending, sometimes delaying purchase orders while awaiting further Congressional budget action.
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
We provide demand forecasts to our contract manufacturers. If the demand forecast is binding and we overestimate our requirements, our contract manufacturers may assess charges, or we may have liabilities for excess inventory, each of which could negatively affect our gross margin. Conversely, because lead times for required materials and components vary significantly and depend on factors such as the specific supplier, contract terms and the demand for each component at a given time, if we underestimate our requirements (which may happen when demand for a new product exceeds our expectations), our contract manufacturers may have inadequate materials and components required to produce our products. This could result in an interruption of the manufacturing of our products, delays in shipments and deferral or loss of revenue. In addition, on occasion we have underestimated our requirements, and, as a result, we have been required to pay additional fees to our contract manufacturers in order for manufacturing to be completed and shipments to be made on a timely basis, which negatively impacts our gross margins.
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
For example, the chipsets that our contract manufacturers source and incorporate into our hardware products are currently available only from a limited number of suppliers. In addition, the majority of our access points incorporate components from Qualcomm and Broadcom, and some of our mobility controllers incorporate components from Broadcom. As a result, most of our product revenue is dependent upon the sale of products that incorporate components from Qualcomm or Broadcom. However, neither we, nor our manufacturing partners, have entered into any long-term supply agreements with these suppliers. As there are no other sources for identical components, in the event that our contract manufacturers are unable to obtain these components from Qualcomm or Broadcom, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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
Even when we have multiple sources for certain components and subassemblies, we remain subject to potential price increases and limited availability due to increased market demand for such components and subassemblies by third parties. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, making the predictability of component availability more limited. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. The development of alternate sources for those components is time-

consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Any future growth in our business, IT spending and the economy in general is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. We carry very little to no inventory of our product components, and we and our contract manufacturers rely on our suppliers to deliver necessary components in a timely manner. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.
Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.
We must manage our inventory relating to sales to our distributors effectively because inventory held by them could affect our results of operations. Inventory management requires us to make forecasts that are based on multiple assumptions, each of which may cause our estimates to be inaccurate which, in turn, could negatively affect our ability to provide products to our customers. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, determine to stock inventory, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue from our distributors generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to rotate a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Particularly as more distributors elect to stock inventory, contractual requirements to rotate that inventory (especially during product transition periods) may not be sufficient to avoid us having to take write-downs for obsolete or excess inventory. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
If we are unable to manage our supply chain and manufacturing to the actual demand for our solutions, our supply and manufacturing costs could increase, our ability to fulfill orders could be delayed, sales opportunities could be lost and our excess or obsolete inventory levels could increase, any of which could have an adverse impact on our gross margins, business and operating results.
To satisfy end customer and distribution center demand for our solutions, our product line management estimates demand on a rolling monthly basis and those forecasts drive the supply decisions that we make. Typically, we require 90 days from an initial estimate of a specified amount of product demand to actual delivery of that amount of product. If we significantly overestimate demand, an oversupply of product could result in excess or obsolete inventory level increases that could adversely affect our gross margin. Conversely, if actual demand for a specific product, such as our new 802.11ac access points, turns out to be significantly higher than our estimates, we could suffer any or all of the following adverse effects:

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
The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third-party access to data or accounts, but these security measures are subject to software and hardware defects, third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. If a third party were to fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information (or otherwise illicitly obtain that type of information), that information may in turn be used to access our IT systems and the data located there. In addition, our systems and products rely upon widely adopted industry-standard third-party technologies, and flaws in these software products can result in a security flaw or breach in our solutions.
Increasingly, companies are facing a wide variety of attacks from various and disparate sources, with a wide-variety of motivations ranging from state-sponsored terrorism to organized crime, who develop and deploy destructive software programs (such as viruses and worms) to attack networks. Due to our business model and the location of some of our development centers, we have faced and are likely to face similar threats that target our internal systems, our employees and our solutions, which, in turn, may threaten our customers’ networks, devices, applications and data. Because the techniques used by these nefarious groups to access or sabotage networks are becoming increasingly sophisticated, change frequently and are often uniquely targeted to a specific industry or company, these attacks generally are not recognized until launched against a target, even with the significant efforts we take to create security barriers to such attacks, it is virtually impossible for us to entirely eliminate this risk.
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
In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which included disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries (or DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such "conflict" minerals. The final rules implementing these requirements were released in August 2012, and these rules may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rules in order to declare our products DRC Conflict Free. These rules have been subject to legal challenge and at least one court ruling that a portion of the rules violate the First Amendment’s free speech protections, rendering compliance with the rules more complex and uncertain. Compliance with these rules has resulted in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, and may result in additional costs of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering "conflict free" metals that can be used in our products. In addition, local states and other countries in which we do business may enact legislation that bars their departments and agencies from purchasing products from companies that are unable to certify that all product components are from conflict-free sources (whether DRC or otherwise). As a result, we may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined "conflict" metals used in our products.
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
None.

(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of April 30, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014), of which $319.1 million has been used under the Program through April 30, 2014.
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
The following table summarizes share repurchase activity for the three months ended April 30, 2014 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
February 1, 2014 - February 28, 2014	96,100	$20.77	96,100	$198,406
March 1, 2014 - March 31, 2014	853,900	$20.53	853,900	$180,876
April 1, 2014 - April 30, 2014	—	$—	—	$180,876
Total	950,000	$20.55	950,000

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Description Document

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: June 3, 2014

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: June 3, 2014

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)