Form 10-K
period 2014-07-31
ARUBA NETWORKS, INC.
filed 2014-09-24
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
 _________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2,098,823,213, based on the closing price of such stock reported for such date on the NASDAQ Global Select Market. This calculation does not reflect a determination that persons are affiliates for any other purposes.
The number of outstanding shares of the registrant’s common stock was 109,092,738 as of September 19, 2014.
_________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

ARUBA NETWORKS, INC.

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would” and other similar expressions. These statements include, among other things, statements concerning our expectations:

•	that revenue from our indirect channels will continue to constitute a significant majority of our future revenue;

•	that the number of mobile devices will continue to grow exponentially;

•	that competition will intensify in the future as other companies introduce new products with advanced technologies in the same markets we serve or intend to enter;

•
that our solutions offerings, in particular our Mobility-Defined Networks™ architecture, including our new and expanding 802.11ac wireless LAN portfolio and Cloud WiFi™, will enable broader networking initiatives by both our current and potential customers;

•	that we will increase offshore operations by establishing additional offshore capabilities for certain engineering and general and administrative functions in China, India and Ireland;

•	that within our indirect channel, sales through our value-added distributors, ("VADs"), and original equipment manufacturers ("OEMs"), will continue to be significant;

•	that international revenue for fiscal 2015 will increase in absolute dollars and remain in the approximate percentage range of recent years;

•
that in fiscal 2015 we intend to continue to invest significantly in our research and development efforts and will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014;

•
that sales and marketing expenses for fiscal 2015 will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and will decrease as a percentage of revenue compared with fiscal 2014;

•	that general and administrative expenses for fiscal 2015 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014;

•
that we have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties and depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements;

•	that our existing cash, cash equivalents, short-term investments and future cash generated from our operations will be sufficient to meet anticipated cash requirements for at least the next 12 months;

•	that we do not plan to incur any material capital expenditures for environmental control facilities in fiscal 2015;

•	that we will continue to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk; and

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
Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell products and services that help solve our customers' secure mobility requirements through our Mobility-Defined Networks™, a fundamentally new network architecture designed to automatically optimize infrastructure-wide performance and trigger security actions that previously required manual intervention by information technology (“IT”) departments. Mobility-Defined Networks gather and correlate contextual data about user roles, device types, application flows and location, which is critical in dynamic, ever-changing mobility environments where end-users roam. This self-healing, self-optimizing approach to mobility can greatly reduce IT helpdesk tickets and offer stronger data protection.
We believe the market for mobility solutions is changing and that the explosive growth of mobile devices, in part as a result of the bring-your-own-device (“BYOD”) phenomenon, is forcing IT departments to radically revise the way they approach provisioning and supporting these devices. Our goal is to provide simplified, dependable solutions that enable our customers to quickly, securely and cost-effectively meet their mobility and BYOD needs. Our Aruba Mobility-Defined Networks are designed for the all-wireless workplace and an increasingly mobile universe of end-users, whom we refer to as GenMobile, who rely on mobile devices for nearly every aspect of worklife and personal communication and demand to stay connected to everything virtually all the time, no matter where they are.
Aruba Mobility-Defined Networks are comprised of three major components. The first component consists of our mobility-centric network infrastructure, including Mobility Controllers with ArubaOS™ operating system software, value-added security software modules, controller-less and controller-managed wireless access points, Mobility Access Switches, Remote Access Points, virtual private network (“VPN”) client software, and our AirWave™ and cloud-based Aruba Central® management solutions. The second component is our Aruba ClearPass Access Management System™, our next-generation access management system, which is designed to simplify and automate policy management, guest network access, mobile device onboarding, and mobile device health checks. The third component consists of our mobility applications, including application programming interfaces (“APIs”) for location and analytics applications as well as our Meridian™-powered mobile applications, which engage visitors through their mobile devices by providing indoor way-finding with turn-by-turn directions and targeted location-aware push notifications.
We conduct business in three primary geographic regions: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC"). Our product and services have been sold to more than 40,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a multi-tier distribution model in most areas of the world, including the United States. Our Value Added Distributors ("VADs") and Original Equipment Manufacturers ("OEMs") sell our portfolio of products, including a variety of our support services, to a diverse number of Value Added Resellers ("VARs"), systems integrators and service providers. Also, certain of our OEMs sell directly to end customers.
Headquartered in Sunnyvale, California and founded in 2002, Aruba is led by Dominic Orr, President and Chief Executive Officer and Keerti Melkote, Founder and Chief Technology Officer. Our website address is www.arubanetworks.com.
Industry Trends and Strategy
The number of mobile devices is growing significantly and, according to some estimates, could soon exceed the number of people on the planet. In addition, pockets of Wi-Fi hot spots are blending into increasingly continuous coverage zones, making Wi-Fi availability more pervasive than ever. The combination of instant access and mobility is shaping numerous facets of everyday life, prompting organizations to create an all-wireless workplace to support an increasingly mobile generation of end-users, whom we refer to as GenMobile.
Supporting GenMobile users and their devices has become a difficult challenge for IT departments in enterprises of all sizes. What seems easy to a user (getting network access via a personal device) is complex to manage for IT professionals. To accommodate a changing mix of GenMobile users, IT staff members in different functional areas must, under legacy networks solutions, make changes to separate network, security and management systems. This takes time because existing network and supporting system designs are generally fixed and port-centric, relying on policies that are tied to a port or stationary device, with little or no regard for the multiple devices and applications in use.
At the same time, in many organizations, control over the selection of mobile computing devices is rapidly shifting from the IT organization to users. Very often, these devices are employee-owned and are being used by employees for work-related purposes. IT departments cannot simply block these devices or deliver only restricted network access, but instead must find a way to securely provision and support these devices quickly, easily and cost effectively.
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
Aruba is executing on a comprehensive, mobility-centric strategy to help our customers address these needs. Our strategy focuses on delivering innovation, differentiation and a go-to-market and customer service experience defined by best-in-class wireless and mobility technical expertise. Our products and services are designed to solve the three fundamental mobile enterprise needs: network infrastructure, access management and mobility applications. The following are key market and customer requirements that guide our strategy and product development efforts:
Network Infrastructure Needs

•
Support for diverse network environments - A single mobile enterprise may have a series of varying network infrastructure needs based on the number and variety of environments it supports, ranging from very large campuses with thousands of users, to small branch locations that may even include teleworker locations with a single user. Implementing point solutions for each environment would be too costly and complex for IT to manage. As a result, mobile enterprises such as this one need a seamless mobile access solution that is cost-optimized for each of the environments it must support.

•
Scalability to support the entire enterprise - As more users abandon the legacy wired network and use an increasing number of mobile devices, customers need mobile access solutions that have the ability to scale dramatically, not just for today’s users and applications but for future demands as well.

•
Support for emerging mobile applications - Employees and visitors to mobile enterprises demand secure mobility solutions designed to support emerging applications such as location services (wayfinding, user engagement, asset-tracking and inventory management, etc.), high-definition video and unified communications.

•
Reliable, high-capacity radio frequency (“RF”), even as the variety and density of devices increases - Enterprise users often use multiple wireless-enabled devices simultaneously - and we expect the number of employed devices to continue to increase. As the environments in which these devices are used become more crowded, customers have begun to demand mobile access solutions that function with a wide variety of devices and provide high throughput and optimal performance in these very user- and device-dense environments.

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

•
Enable “self-service” models to support customer migration to the all-wireless workplace - IT organizations are typically staffed to support a traditional model in which a user is assigned a single PC that is owned and managed by the enterprise, with a defined set of enterprise applications. The BYOD phenomenon has disrupted this support model, but enterprises generally cannot afford to dramatically increase IT staff to support the unprecedented number and variety of devices and user-selected applications. As a result, IT departments need mobility solutions that address this challenge by enabling self-support work flows to relieve the burden on IT and empower users to securely provision and support themselves.

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

•
Engaging the public and customers - “Public Facing Enterprises” such as businesses and organizations in the health care, retail, entertainment, large public venue and hospitality industries are increasingly looking to mobile devices and applications as critical touch points to their customers to improve overall customer engagement and loyalty. As a result, mobile applications that leverage network infrastructure (with context on user, device, application and location) will be attractive to these public-facing enterprises.

Solutions, Products and Technologies
Keeping in mind each of these key industry trends and customer needs, we have designed our BYOD and mobility infrastructure solutions based on our flexible Mobility-Defined Networks architecture. Our core solutions include products that:

•	deliver smarter, faster Wi-Fi access in dense mobile-device environments with 802.11ac;

•	mobilize voice and video unified communications;

•	deliver simple wireless networking for mobile, printing and display devices;

•	enable self-service BYOD access management;

•	provide simple Wi-Fi management solutions for distributed enterprises and small-to-medium enterprises; and

•	offer indoor mobile engagement applications for public-facing enterprises.
To enable these solutions, we leverage Layer 4-7 contextual visibility, which means that our products are able to manage user roles, device types, application flows, location and time-of-day. In addition, we extend this intelligence across the network to devices and applications. Aruba Mobility-Defined Networks can be deployed in various ways, with centralized or distributed branch options, based on an enterprise's size, needs and budget. Our flexible approach allows our customers to support mobility and BYOD cost-effectively.
Aruba Mobility-Defined Networks are comprised of three major components:

•
Mobility-Centric Network infrastructure. This is comprised of our Mobility Controllers with ArubaOS operating system software for flow-based traffic management, value-added security software modules, controller-less and controller managed wireless access points (APs), Mobility Access Switches, Remote Access Points (RAPs), Virtual Intranet Access™ (“VIA”) our VPN client software and our AirWave and cloud-based management solutions for wired, wireless and remote networks.

•
Next-Generation Access Management. This is our ClearPass Access Management System, which includes policy management, guest network access, mobile device onboarding, mobile device health checks, automatic sign-on capabilities, and network-fluent APIs and data feeds that orchestrate workflows with other business and IT systems.

•
Mobility applications. These tools include Aruba APIs for location and analytics applications as well as Meridian-powered mobile applications, which engage visitors through their mobile devices by providing indoor wayfinding with turn-by-turn directions and targeted location-aware push notifications.

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
Access Points
Based on industry standards, including 802.11ac, Aruba APs are designed to deliver secure Wi-Fi client access to a variety of indoor and outdoor enterprise Wireless Local Area Network (WLAN) environments. Our APs can be centrally managed by Aruba Mobility Controllers or deployed in controller-less Aruba Instant™ mode.
In controller-less Aruba Instant mode, a dynamically elected AP automatically distributes the network configuration to other Aruba Instant APs in the WLAN. Users can simply power-up one Instant AP, configure it over the air, and plug in the other APs, permitting the setup of an entire network in minutes. In addition, if a customer desires, the Aruba Instant APs can subsequently be reconfigured to be managed by an Aruba Mobility Controller.
When managed by our Mobility Controllers, Aruba APs offer centralized configuration, data encryption, policy enforcement and network services, as well as distributed and centralized traffic forwarding.

Aruba APs are designed to meet the most challenging security, client performance and density requirements with capabilities such as:

•	patented ClientMatch® technology that ensures mobile devices roam efficiently by steering them to the AP and radio with the best reception for that device;

•	Adaptive Radio Management™ technology that ensures Aruba APs stay clear of interference, resulting in a more reliable, higher performance WLAN;

•	integrated wireless security that identifies and mitigates wireless threats and intrusions by rogue devices; and

•	integrated spectrum analysis that identifies sources of RF interference and eliminates the need for hand held spectrum monitors, multiple management servers, new APs and dedicated sensors.
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
With ArubaOS, Mobility Controllers perform security and system administration, as well as hardware-based routing, switching and data encryption. ArubaOS supports a variety of value-added security software modules including the Policy Enforcement Firewall with AppRF technology, RFProtect® with Spectrum Analysis and Wireless Intrusion Protection, Advanced Cryptography with military-grade Suite B encryption, and xSec™ advanced Layer 2 encryption.
Mobility Access Switches
Aruba Mobility Access Switches enable secure, role-based network access for wired users and devices, independent of their location or application. Installed in the wiring closet or at branch offices, Mobility Access Switches deliver wire-speed Gigabit Ethernet switching and operate as high-performance wired access points when deployed with Aruba Mobility Controllers.
Remote Access Points
Designed for branch offices and home teleworkers, these are single- and dual-radio RAPs that feature wired and wireless network access, zero-touch provisioning, role-based access control, policy-based forwarding, air monitoring, and wireless intrusion protection.
AirWave Network Management
AirWave offers end-to-end clarity and control over mobile users on multivendor, multisite networks. It includes user location and mapping capabilities, real-time monitoring, proactive alerts, historical reporting, and troubleshooting.
Aruba Central
Aruba Central is an easy-to-use cloud-based management solution that is designed to provide centralized monitoring, configuration and reporting for networks. Aruba Central is sold as a subscription-based service and is designed for a wide range of customers, from small enterprises in a single location to highly distributed large enterprises.
Virtual Intranet Access
VIA client software provides secure Wi-Fi connectivity for Android, iOS, Mac OS and Windows mobile devices and laptops. Unlike legacy VPNs, VIA chooses the most optimal enterprise network connection and configures mobile device settings to ensure a simple, zero-touch wireless experience.
Outdoor Wireless Mesh Routers
Aruba AirMesh™ outdoor wireless mesh routers are designed to be deployed where wired connectivity is impractical or unavailable. They combine a high-performance multi-radio architecture with intelligent Layer 3 routing for greater reliability and scalability. The result is a high-capacity, multi-service mesh network that is optimized for multimedia applications in municipal, public safety and industrial deployments.
Access Management
Our ClearPass Access Management system is designed to solve our customers' need for context-aware policies for security and mobility as well as enablement of the self-service model for the BYOD enterprise.
ClearPass Access Management
The Aruba Clearpass Access Management System integrates policy management and AAA (authentication, authorization and accounting), guest network access, device onboarding, and device health checks into a single platform that can be deployed with most any network and extended to coordinate workflows with many existing business and IT systems. With a complete understanding of context - user roles, device types, location, application use, and time-of-day - ClearPass executes custom security policies, accelerates device onboarding, and streamlines network operations across wired, wireless and VPNs. Designed to improve the end-user experience, ClearPass also offers a wide range of self-service capabilities. Users can securely onboard their own devices, sponsor guest Wi-Fi access, and setup sharing for Apple TV and Google Chromecast without submitting an IT helpdesk ticket.
Mobility Applications
Aruba mobility applications are designed to address our enterprise customers' desire to deliver applications in a mobile environment and to provide solutions that engage the public and end-users with location-based wayfinding and targeted push notifications.
Meridian Applications for Mobile Engagement
Meridian-powered custom and consumer mobile applications leverage location data to provide visitor engagement services to casinos, resort hotels, retail stores, hospitals, large public venues, and other facilities. These customers use Meridian-powered mobile applications, which engage visitors through their mobile devices by providing indoor wayfinding with turn-by-turn directions and targeted location-aware push notifications.
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
Design, implementation, configuration and optimization of Aruba solutions in customer environments may require expert-level services. These professional services are typically delivered by Aruba's authorized VARs and other partners. Aruba maintains a network of ServiceEdge™ partners who are specifically trained to provide these types of services to customers and other partners. In addition, Aruba sometimes delivers professional services for ClearPass and other technologies directly to customers, using Aruba's own high-skilled service delivery engineers.
Aruba also offers online and hands-on, instructor-led technical training for our broad range of solutions, which includes rigorous Technical Certification Programs for customers and partners who have demonstrated excellence in specific Aruba technologies. Finally, Aruba customers and partners can leverage our on-line community, Airheads Social, for Aruba and community-sourced technical information, best practices and customer support services. Our community can be accessed at community.arubanetworks.com.
Segment Information
We operate as one reportable and operating segment, deriving our revenue from the sale of our solutions, support and professional services.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance and evaluates performance based primarily on revenue in the geographic locations in which we operate. Revenue is attributed by geographic location based on the ship-to location of our customers. Our assets are primarily located in the U.S. and not allocated to any specific region. Further information regarding our operating segment is presented in Note 11 of the Notes to Consolidated Financial Statements.
Customers
Our solutions are sold and supported worldwide to customers in most major industries including: general enterprise; high tech enterprise; industrial enterprise; higher education; K-12 education; health care; retail; federal, state, and local governments; financial services; and hospitality. Our solutions are deployed by a wide range of customers, from small organizations to large multinational corporations.
For a description of our revenue based on our customers’ geographic locations, see Note 11, Segment Information and Significant Customers, of the Notes to Consolidated Financial Statements.

Sales and Marketing
We sell our solutions directly through our sales force and indirectly through our VAR, VAD and OEM partners:

•
Our sales force - Our sales force operates in each of the following regions: the Americas, EMEA and APAC. Each sales force is responsible for managing all direct, as well as channel, business within its designated geographic territory.

•
VARs, VADs, OEMs and Service Provider partners - Our VARs, VADs, OEMs and Service Provider partners market, sell, and deploy our solutions to a broad array of organizations. Some of these partners also purchase our solutions and offer them to their end customers as a managed service. We continue to grow the use of our channel partners in each of our theatres of operations.

As part of our continuing efforts to improve operating leverage through our channel partners, we are increasingly relying on our VARs, channel managers, and sales support team to manage smaller-sized deals. This improves our sales productivity and enables our direct sales teams to focus on large customers.
Our marketing activities include lead generation, training, telesales, advertising, website operations, direct marketing, and public relations, as well as participation at technology conferences and trade shows.
We expect that, over time, our channel partner sales will continue to constitute a significant majority of our total revenue and we intend to increase our market penetration and extend our geographic sales reach both domestically and internationally through our network of channel partners and by increasing our direct sales force.
Research and Development
Continued investment in research and development is critical to our business. To this end, we have assembled a team of engineers with expertise in various fields, including networking, security, software development and RF. Our research and development efforts are focused primarily in Sunnyvale, California, Bangalore and Chennai, India and Beijing, China. We have invested significant time and financial resources into the development of our unified mobility solutions and architecture. We will continue to expand our solutions and capabilities in the future and plan to dedicate significant resources to these continued research and development efforts. Research and development expenses for fiscal years 2014, 2013, and 2012 are disclosed in the Consolidated Statements of Operations.
Manufacturing
We outsource the manufacturing of a significant majority of our hardware products to contract manufacturers and original design manufacturers. These manufacturing partners help us optimize our operations by lowering costs and reducing time to market. Our major manufacturing partners are Accton, Flextronics, Sercomm and Wistron NeWeb Corp.
In addition, we utilize Flextronics facilities in Singapore and Venray, Netherlands for production of specialized products and fulfillment operations for customer shipments to APAC and EMEA destinations. We also have a fulfillment center located in Sunnyvale, California that is primarily responsible for customer shipments destined to locations in the Americas. We perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components.
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

Competition
The market for secure mobility solutions is highly competitive and constantly evolving. We believe that we compete primarily on the basis of providing a comprehensive solution that enables mobility, security, and the delivery of converged application services. We believe other principal competitive factors in our market include the comprehensiveness of our solutions, the performance, reliability and features of our solutions, the average selling price (including the size of any discounts), total cost of ownership and return on investment, our ability to introduce new products and product updates quickly and efficiently, our ability to deploy easily into existing networks, the interoperability of our solutions with other devices, the scalability of our solutions, our ability to reduce production costs, our ability to increase brand awareness and our reputation, the strength and scale of our sales and marketing efforts, professional services and customer support, our ability to maintain and establish distribution channels in markets throughout the world, our ability to provide timely, cost-effective support and professional services, our ability to provide secure mobile access to the network, the speed of our mobile connectivity offering, our ability to support accounting of complex transactions, our ability to allow the centralized management of networks, and our ability to conform to standards and obtain domestic and foreign regulatory and other industry certifications.
Our competitive position also depends on our ability to innovate and adapt to meet the evolving needs of our customers. We believe we compete favorably in each of these areas, although, we expect competition to intensify in the future as other companies introduce new products in the same markets we serve or intend to enter.
Currently, we compete with a number of large and well-established public companies in the broader enterprise edge-access market (primarily in the WLAN space), including Cisco Systems, Inc., as well as smaller public and private companies and new market entrants, including those in adjacent or tangential markets.
Our key competitive differentiators include the following:

•
the ability of Aruba Mobility-Defined Networks to enable customers to rightsize their fixed network infrastructure with wireless, which can save IT time, reduce capital and operational costs, and accelerate the delivery of network services;

•
our adaptive 802.11ac access points with infrastructure-based controls which lower customer costs by simplifying deployments, as well as securely and reliably delivering data, toll-grade voice, and high-definition video applications;

•	our Suite B military-grade encryption for secure access control and strong data protection;

•
our remote and branch networking solutions, including Mobility Controllers, Aruba Instant, Remote Access Points and VIA client software, which deliver the security of VPN, the economy of broadband, the simplicity of one-touch installation and the efficiency of centralized management for teleworkers and small branch offices;

•
our AirWave and Aruba Central network management solutions, which enhance operations management, reduce complexity and support costs, and extend the life of existing infrastructure through a multivendor, user-centric approach;

•	our ClearPass solution, which delivers a complete solution for BYOD environments and access management;

•
our Meridian application which leverages our access point Wi-Fi information to provide visitor engagement services to our customers' end-users in the public facing enterprise environment, allowing these customers to provide indoor wayfinding with turn-by-turn directions and targeted location-aware push notifications to end-user mobile devices within their establishments; and

•	our Aruba Instant access point for enterprise branch, mid-market business, managed services and other opportunities.
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

ARUBA NETWORKS®, ARUBA THE MOBILE EDGE COMPANY® (stylized), PEOPLE MOVE NETWORKS MUST FOLLOW®, MOBILE EDGE ARCHITECTURE®, RFPROTECT®, GREEN ISLAND®, CLIENTMATCH®, ARUBA CENTRAL®, ARUBA MOBILITY MANAGEMENT SYSTEM™, ETIPS™, VIRTUAL INTRANET ACCESS™, ARUBA INSTANT™, ARUBAOS™, XSEC™, SERVICEEDGE™, ARUBA CLEARPASS ACCESS MANAGEMENT SYSTEM™, AIRMESH™, AIRWAVE™, ARUBA@WORK™, CLOUD WIFI™, ARUBA CLOUD™, ADAPTIVE RADIO MANAGEMENT™, SECURE AIR™, STABLE AIR™, SIMPLE AIR™, MOBILITY-DEFINED NETWORKS™, ARUBA MOBILITY-DEFINED NETWORKS™, MERIDIAN™ and ARUBACARE™ are Marks of Aruba Networks, Inc. in the United States and certain other countries. This list may not necessarily be complete and all-inclusive. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement of sponsorship of us by these companies, or any relationship with any of these companies.
In addition to the foregoing protections, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. Our software is protected by U.S. and international copyright laws.
Environmental Laws
Certain of our products and aspects of our operations are regulated under various environmental laws in the U.S., Europe and other parts of the world. These environmental laws are broad in scope and regulate numerous activities including the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, the content of certain of our products and the recycling and treatment and disposal of certain of our products. Certain of these laws also pertain to tracking and labeling potentially harmful substances that have been incorporated into certain of our products. These product labeling laws require us to know whether certain substances are present in our products, and to what degree. Environmental laws may limit the use of certain substances in our products, or may require us to provide product safety information to our customers if certain substances are present in our products in sufficient quantities. Additionally, we may be required to recycle certain of our products when they become waste. Certain of our products contain modest amounts of gold and tantalum and in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), we are undertaking a comprehensive analysis of our supply base to ensure none of these minerals are sourced from the Democratic Republic of the Congo or adjoining countries. On May 30, 2014, we filed our report on Form SD and related Conflict Minerals Report with the SEC regarding our “conflict minerals” compliance program. We do not knowingly use minerals sourced from these countries. Compliance with environmental laws and regulations across multiple jurisdictions is complex and we regularly review known and pending laws and regulations to ensure we are compliant. In addition, when selecting manufacturing and distribution partners we evaluate their supply chain policies to reasonably ensure they are compliant and then monitor these partners to reasonably ensure they remain in compliance. We did not incur any material capital expenditures for environmental control facilities in fiscal 2014, and none are planned for fiscal 2015.
Corporate Information
We were incorporated in Delaware in February 2002. Our principal executive offices are located at 1344 Crossman Ave., Sunnyvale, California 94089-1113, and our telephone number is (408) 227-4500. Our website address is www.arubanetworks.com.
Employees
As of July 31, 2014, we had 1,754 employees worldwide, of which 723 were engaged in sales and marketing, 655 were engaged in research and development, 201 were engaged in general and administrative functions, 131 were engaged in customer services and 44 were engaged in operations. None of our employees are represented by labor unions, and we consider current employee relations to be good.
On August 26, 2014, we announced a cost optimization plan to adjust the administrative costs of our operations by realigning our workforce to better reflect our business operations. We expect this plan will result in the reduction of our current workforce and result in the relocation of certain of our current workforce to our facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland. See Note 14, Subsequent Events, of the Notes to Consolidated Financial Statements.
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
In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each fiscal quarter in the last month of that fiscal quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of each fiscal quarter, we would be forced to delay those shipments and the revenue that goes with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each fiscal quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the amount of unexpected revenue shortfall. In addition, we may incur unanticipated costs in connection with expediting orders which have exceeded our order forecasts. If any of these eventualities were to occur, we would expect our revenue to be adversely affected, and we might fail to meet securities analysts' and investors' expectations, which could cause our stock price to decline.
In addition to other risks listed in this "Risk Factors" section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions;

•	product mix and average selling prices, as well as competitive discounting by us and our competitors;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers' budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our solutions in the timeframes we anticipate, including the number and size of orders in each quarter;

•	our dependence on several large vertical markets, including the government, health care, retail, enterprise and education vertical markets, some of which are prone to seasonal buying patterns;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers and component suppliers;

•	our contract manufacturers' and component suppliers' ability to meet our product demand forecasts;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	fluctuations in our tax rate due to various factors, including the mix of our domestic and international revenue and profit;

•	the impact of one-time events, such as acquisitions, restructurings and litigation settlements;

•	the regulatory environment for the certification and sale of certain of our solutions; and

•
seasonal demand for our solutions and selling patterns of our sales force, both of which are particularly strong in our fiscal fourth quarters and can become more pronounced as our company grows in size. This seasonality may not be evident in our prior fiscal years.

Our prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies of our size, resources and operating history in rapidly evolving markets characterized by frequent technological change. Because our quarterly operating results are difficult to predict even in the near term, in one or more future quarterly periods, our operating results may fall below the expectations of securities analysts and investors or below any guidance we may provide to the market. If this were to occur, the trading price of our common stock could decline significantly. Stock price declines could occur, and have occurred in the past, even when we have met our publicly stated revenue and/or earnings guidance.
We expect our gross margin to vary over time and our recent level of product and services gross margin may not be sustainable. Fluctuations and/or declines in our gross margin could cause our stock price to decline.
Our product and services gross margins vary from quarter to quarter and from year to year. For example, our level of gross margin declined in fiscal 2014 relative to fiscal 2013 and again most recently in the fourth quarter of fiscal 2014 relative to the comparable period in fiscal 2013. Our level of gross margin may continue to decline and may be adversely affected in the future by numerous factors, including: changes in the mix of products and services sold (for example, selling in any given fiscal quarter more of our switching products or professional services relative to our higher gross margin solutions or selling more of our solutions that contain a lower mix of software), the percentage of revenue we receive from international regions, increased price competition and discounting pressures (particularly on larger deals and in connection with the timing and transition to new solutions), increases in material, labor or other manufacturing-related costs (including expenditures required to meet unexpected demand for solutions), excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory (particularly during product transitional periods and as we increase our use of stocking distributors), increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate demand, timing of revenue recognition and revenue deferrals, warranty-related issues, freight charges, the timing and pricing with regard to the introduction of new solutions or new platforms and the related transition from older solutions to newer solutions, or entry into new markets with different pricing and cost structures. If one or more of these factors were to negatively impact our results, our company and product gross margins may be adversely affected, which in turn could cause our stock price to decline.
If we fail to manage our recently announced cost optimization plan, we may suffer a number of adverse consequences, any of which could harm our business and results of operations.
We recently announced a cost optimization plan designed to reduce certain positions, and to shift other positions to lower-cost, talent rich locations in order to efficiently scale our company with a global infrastructure. As a result of this plan, we face a number of additional risks, any of which could prevent us from achieving our stated goals and otherwise harm our business, including the following risks that:

•	we may not be able to efficiently and effectively relocate certain functions that have been selected for relocation to lower cost centers of operation;

•
in the event existing personnel within the selected functions identified for relocation do not relocate, we may not be able to recruit new hires in those locations as rapidly or cost-efficiently as we expect;

•
we may not be able to retain personnel in certain functions identified for transition roles for the full length of the expected transition period, in which case we would likely incur additional costs to fulfill those functions during the remainder of the transition period;

•	we may have difficulty retaining key personnel and recruiting new hires in light of our announced cost reductions;

•	our IT and finance teams may not be able to support mission-critical systems and controls through our transition to these lower cost operation centers;

•
we may not be able to improve our training, controls, and supervisory systems in our expected lower cost centers of operation to ensure that these functions are able to scale as we grow and provide the same or better quality of services at lower overall cost to us;

•	we may have difficulty finding personnel to manage our expanded lower cost centers of operations;

•	the corporate culture of our expanded, lower cost centers of operations may not be compatible with our current corporate culture; and

•	our business may be disrupted, or be perceived to be disrupted, due to our announced cost reductions.
If any of these risks were to occur, we would likely not achieve our expected cost optimizations, which could harm our business and results of operations.

If we fail to manage future growth effectively, our business would be harmed.
Even though our cost optimization plan was, in part, designed to reduce certain positions, part of that plan also included a shifting of other positions to lower-cost, talent rich locations because we intend to continue to expand our operations in order to sustain and increase our growth. To that end, we intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. For example, during fiscal 2014, we significantly increased the size of our direct sales force. In addition, we have increased our domestic and non-domestic operations by expanding capabilities for certain engineering and general and administrative functions in Portland, Oregon, as well as in China, India and Ireland, which we plan to continue.
This growth has placed and, we expect it will continue to place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. As we grow and consolidate certain of our operational strengths in our offshore and other locations, especially during the transition period resulting from our cost optimization plan, we will need to improve our training, controls, and supervisory systems to ensure that these offshore functions are able to scale as we grow and provide the same or better quality of services at lower overall cost to us.
If we fail to manage our growth effectively, we may experience a wide variety of negative impacts to our business. For example, we expect that our continued growth will require us to make significant investments in information technology, or IT, infrastructure. If we do not timely purchase or properly implement these IT infrastructure purchases, we could inaccurately forecast customer demand for a particular product, which could lead to insufficient inventory and lost sales opportunities. Alternatively, if our IT systems fail to operate as we intend, we could overestimate demand and finish a quarter with obsolete or excess inventory. If any of these were to occur, our growth rate could be impeded. In addition, if our IT systems and related control environments are insufficient to scale with the growth of our operations, including our transition of certain personnel and operations to lower costs centers in connection with our recently announced cost optimization plan, we may identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting. If this were to occur, we could miss a filing deadline for one of our periodic reports, which could in turn cause investors to lose confidence in us, negatively impact our ability to access the capital market and cause our stock price to decline.
Also, any future growth would add complexity to our organization and to our business, which would require effective coordination within our organization and increased risks associated with complex accounting as well as management of geographically disparate business functions. We may not be able to successfully implement improvements to our systems and processes in a timely or efficient manner to manage our increasingly geographically disparate and complex organization, which could result in additional operating inefficiencies and could cause our costs to increase more than planned, negatively impact our ability to provide high quality solutions and services, damage our reputation and brand, and ultimately reduce our rate of growth and harm our business. In addition, if our expanded sales force does not produce results consistent with our expectations, we will not grow our revenue as quickly as planned and the increased expense for new sales personnel without the anticipated offsetting revenue could negatively impact our operating margins and profitability.
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Our business depends significantly on economic conditions generally and the demand for our solutions in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates in certain geographic regions, reduced capital spending, sovereign debt default risks in certain European Union and South American countries and geopolitical unrest and hostilities in the Middle East, Eastern Europe and elsewhere. Economic growth in the U.S. and many other countries remains low and the length of time these adverse economic conditions may persist is unknown.
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
We have a history of losses, with a few quarters of profitability during our fiscal 2014, 2013 and 2012. We reported a net loss of $29.0 million for fiscal 2014, $31.6 million for fiscal 2013, and $8.9 million for fiscal 2012. As of July 31, 2014 and 2013, our accumulated deficit was $174.4 million and $145.4 million, respectively. Expenses associated with the continued development and expansion of our business, including expenditures to hire and retain additional personnel for sales and marketing and technology development, as well as costs of investing in infrastructure and IT systems to sustain our business, could limit our ability to sustain operating profits. If we fail to increase revenue or manage our cost structure, we may not achieve profitability again in the future. As a result, our business could be harmed, and our stock price could decline.
Impairment of our goodwill or other assets would negatively affect our results of operations.
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $19.5 million as of July 31, 2014. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
If goodwill or intangible assets were deemed to be impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets would be recognized, which would result in incremental expenses for that quarter and a reduction to any earnings or an increase to any loss for the period in which the impairment was determined to have occurred. If and when these write-downs occur, they could harm our business, financial condition, and results of operations. No goodwill or long-lived assets impairment charges were recorded during our fiscal 2014, 2013, or 2012.
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
We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We may, however, seek to raise substantial additional capital to: fund our operations, continue our research and development, develop and commercialize new solutions, acquire companies, license products or other intellectual property, expand sales and marketing activities, or repurchase shares of our common stock.
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

If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our solutions or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or to grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, or delay, reduce the scope of or eliminate some or all of our development programs. We also may have to reduce sales, marketing, customer support or other resources devoted to our solutions or cease operations. Any of these actions could harm our operating results.
Access to capital and ability to bid for acquisitions against much larger capitalized competitors could prevent us from making acquisitions, which could cause us to forego opportunities that would otherwise have increased our market share or expanded our solution portfolio.
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
Risks Relating to our Solutions, Target Market and Competition
The market in which we compete is highly competitive, and competitive pressures from existing and new companies may have a material adverse effect on our business, revenue, growth rates and market share.
The enterprise mobility market in which we compete is highly competitive and is influenced by the following factors:

•	comprehensiveness of our solutions;

•	performance, reliability and features of our solutions;

•	average sales price (including the size of any discounts), total cost of ownership, and return-on-investment;

•	ability to introduce new solutions and updates quickly and efficiently;

•	ability to easily deploy and operate our solutions in our customers' existing networks;

•	interoperability of our solutions with other devices;

•	scalability of our solutions;

•	ability to reduce production costs;

•	brand awareness and reputation;

•	strength and scale of sales and marketing efforts, professional services and customer support;

•	ability to maintain and establish distribution channels in markets throughout the world;

•	ability to provide timely, cost-effective support and professional services;

•	ability to provide secure mobile access to the network;

•	speed of mobile connectivity offering;

•	ability to allow centralized management of solutions; and

•	ability to conform to standards and obtain domestic and foreign regulatory and other industry certifications.
Currently, we compete with a number of large and well-established public companies in the broader enterprise edge-access market (primarily in the WLAN space), including Cisco Systems, Inc., as well as smaller public and private companies and new market entrants, including those in adjacent or tangential markets. Some of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. As a result, these competitors may be able to devote greater resources to the promotion and sale of their products and services, better initiate or withstand substantial price competition, more readily take advantage of acquisitions or other opportunities, more quickly develop and expand their product and service offerings and more quickly anticipate, influence or adapt to new or emerging technologies and customer requirements than we can.
Competitors offering a broader range of products than we offer have in the past bundled (and may in the future continue to bundle) products in a manner that makes it challenging for us to compete based on price. Some of these competitors also may have the ability to leverage their relationships with customers based on other products or incorporate functionality into existing products to gain business in a manner that discourages customers from purchasing our solutions.
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
In addition, we can expect competition to develop from new market entrants, which could include our channel partners and customers. If our channel partners purchase companies that compete with us or otherwise begin to market products and services that compete with our solutions, the resulting pressures could adversely affect our business, operating results and financial condition in a material way and may even result in the termination of our relationship with those channel partners. Any actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors or new market entrants, is likely to increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our solutions at all. As we continue to expand globally, we may experience new competition in different geographic regions from existing companies with strong technological, marketing and sales positions in those markets. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Moreover, companies with whom we have strategic alliances in some areas may be competitors in other areas, which could negatively impact our existing business relationship with these companies and harm our business.
Competitive products may have better performance, more and/or better features, lower prices and broader acceptance than our solutions. As a result, if we do not keep pace with technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. Even if we keep pace with technological advances and market solutions with better performance or features than our competitors, potential customers may prefer to purchase products with lower price points or to make purchases from their existing suppliers (or a single provider) rather than a new supplier, regardless of performance or features. Each of these competitive factors could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase (or the loss of) market share, any of which would likely seriously harm our business, operating results or financial condition.
We depend upon the development of new solutions and enhancements to our existing solutions. If we fail to predict and respond to the changing needs of end-customers or to emerging technological trends and industry standards, we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
The enterprise mobility market in which we participate is characterized by quickly changing end-customer needs and rapidly evolving technological trends and industry standards, which result in the frequent introduction of new products and services. For example, changes in customer network architectures are driving a demand for, among other things, cloud-based solutions. To succeed, we must accurately anticipate and rapidly adapt to the new device purchases and application preferences of our end-user customers, quickly react to other technological advances that affect our market, and out-pace our competitors by bringing new products, features and services to market that will meet the latest customer demands, market trends and regulatory requirements. We have to prioritize development activities and balance resources across multiple solutions. The demands of new product development in one area of our business may negatively impact our ability to invest and compete in other areas. If, for any reason, we fail to successfully react to these market pressures, do not bring competitive new solutions to market in a timely fashion or otherwise fail to balance our resources effectively, then we may not be able to remain competitive and our business, operating results, financial condition and market share could be adversely affected.
Adaptability to Changing End-Customer Habits and Needs
We expend significant resources on research and development attempting to drive or otherwise anticipate and react to our customers' needs. In addition, from time to time, we acquire other companies to expedite our ability to more rapidly bring products to market and enhance our range of solutions. For example, for fiscal 2014, we spent approximately $169.3 million on R&D of new products and technologies and on enhancements to our existing solutions, as well as an additional cash payment of $3.5 million to certain former Meridian Apps, Inc. employees in connection with our fiscal 2013 acquisition of Meridian. Both R&D in the enterprise mobility industry and the process of acquiring and integrating new technologies are complex and filled with uncertainties, including:

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

•
inability to sufficiently control costs or otherwise price new solutions or enhancements at levels that do not gain market acceptance or, conversely, that drive unexpected sales volumes but negatively impact gross margins; or

•	incompatibility of new products with our existing solutions in terms of technical integration and/or go-to-market strategy.
As a result, we cannot guarantee that any of our significant research and development or acquisition expenditures will lead to the successful or timely introduction of high quality solutions that will be adopted in our market or compete successfully against the offerings of our competitors.
Response to Technological Advances and Evolving Industry Standards
We also expend significant resources on research and development so that we can rapidly respond to the latest technological advances and industry standards in the enterprise mobility market. We manufacture our products to implement certain standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc., or the IEEE, to ensure that our products are designed to be compatible with industry standards for secure communications over wireless and wireline networks. If we are not able to adapt to new or changing standards that are ratified by these bodies, our ability to sell our solutions may be adversely affected. In addition, if we adapt too quickly to an evolving standard, we face the risk that a new standard may further evolve or may not be widely adopted. For example, recently we began shipping access points that comply with the new 802.11ac amendment to the 802.11 wireless LAN standard, sometimes called the 802.11ac standard. Although these access points are backwards compatible with the .11n amendment to the standard, we cannot guarantee that the 802.11ac standard will be widely adopted or that the IEEE will not modify the 802.11ac standard in the future. We remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected solutions.
Race to Market and Marketplace Pressures
Even if we accurately anticipate customer needs and react in a timely way to evolving industry standards and technological advances, we may not be successful in developing new solutions or new enhancements, or our competitors could beat us to market with their solutions or offer better functionality or pricing than we are able to provide. Additionally, even if we are successful in bringing a solution to market, if we do not accurately forecast the demand for that solution and there is greater demand than we anticipate, we likely would incur additional manufacturing and expedited shipping costs to meet that excess demand, which would negatively impact our cost structure and gross margins. We also face the risk that customer adoption of our new solutions may be faster or slower than our new roadmap timing. Furthermore, once a product is in the marketplace, its selling price often decreases over the life of the product, especially after a new competitive solution with additional features is publicly announced. To lessen the effect of price decreases, our product management team attempts to reduce development and manufacturing costs in order to maintain or improve our margin. However, if cost reductions do not occur in a timely manner, there could be a material adverse effect on our operating results and market share. Further, the introduction of new products with increased functionality may decrease the demand for older products currently included in our inventory balances. As a result, we may need to record incremental inventory reserves for the older products that we do not expect to sell. These new solutions also may have lower selling prices, higher costs or lower gross margins than our existing solutions, which could negatively impact our revenue and profitability. This is especially true during large product transition phases, such as the ongoing market upgrade to the new 802.11ac standard, because sales of our historically popular, high gross margin products necessarily decrease as we roll out the more technologically advanced new product line, which initially has a higher production cost. In addition, the introduction of new products and software updates may negatively affect our reputation if customers with legacy products become dissatisfied because the legacy products are unable to support and benefit from our software updates. Any of these challenges may have a material adverse effect on our operating results and market share.
If we are unable to recruit and retain employees, including members of our senior management, on a cost-effective basis, or if we fail to effectively integrate new personnel into our organization, we will not be able to compete effectively and our business would be harmed.
Our ability to compete is substantially dependent upon the performance of our employees, including members of our senior management. As a result, our success is substantially dependent upon our ability to attract and retain talented personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area. Our recent cost optimization plan may result in increased difficulty recruiting and retaining employees. Additionally, fluctuations or a sustained decrease in the trading price of our common stock or pressures on our ability to grant equity to new and existing employees could affect our ability to attract and retain the best talent. In the event our competitors offer more attractive salaries, benefits or equity grants, we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, talented employees would have a material adverse effect on our business.

All of our executive officers are at-will employees, and we do not maintain any key-man life insurance policies. The loss of the services of any members of our management team may significantly delay or prevent the achievement of our product development and other business objectives and could harm our business. A migration from one key executive officer with extended Company tenure to a new executive officer necessarily involves a number of transitional risks, including potentially adverse effects on our ability to retain and recruit personnel, as well as uncertainties during the new executive’s transitional period.
If the market for our solutions does not continue to grow as we expect, our sales, future operating results and financial condition would be adversely affected.
We develop and provide enterprise mobility solutions. The success of our business depends substantially on the continued growth and reliance on Wi-Fi in this market. The recent growth of the market for Wi-Fi networks is being driven by the increased use of Wi-Fi-enabled mobile devices and the use of Wi-Fi as a preferred connectivity option to support video, voice and other higher-bandwidth uses.
As one of the leading providers of enterprise mobility solutions that operate in a Wi-Fi environment, our year-over-year sales growth depends in part on the growth of the Wi-Fi market as a whole. We expect the market for Wi-Fi in general to continue to grow in the near future, but there can be no guarantee that future growth rates will be consistent with historical growth rates. Moreover, even though we have continued to grow with the Wi-Fi market, growth in the Wi-Fi market as a whole may be driven in any given year by particular segments of the market in which we have a less significant presence, in which case we would not expect to grow in lock step with the larger market. In addition, even if the Wi-Fi market continues to grow, if that growth occurs primarily in segments of the market where price sensitivity, rather than performance, is a deciding factor for consumers, we would expect to face increased competition for those transactions and the sale of a different product mix than on a premium sale, which in turn could result in increased competition for sales with lower profit margins.
There are a number of reasons why the Wi-Fi market as a whole and the enterprise mobility market in particular may not continue to grow at the rate we expect, including: lower customer adoption rates than we forecast for our new technologies, increases in government regulation in the Wi-Fi market, customer use of alternative technologies (such as 4G and small cells) to address mobility requirements, the potential development of wireless technologies for use in the unlicensed spectrum that are not compatible with the 802.11 standard, increased use by enterprise customers of low-cost, consumer-grade products, or customers purchasing Wi-Fi products or managed services from partners with whom we do not have broad, or any, relationships. In the event that continued growth and reliance on Wi-Fi slows in the markets we serve, we expect that our sales, future operating results and financial condition would be negatively impacted.
The highly technical and complex nature of our solutions (including the professional services we offer) may lead to unanticipated liabilities or losses, which could cause harm to our reputation and adversely affect our business.
Our solutions (including our professional services offerings) are highly technical and complex and, when deployed, are critical to the operation of many networks. We have focused, and intend to focus in the future, on getting our new solutions to market quickly. Due to our rapid product introductions, defects and bugs that may be contained in our products may not have manifested prior to shipment. We cannot provide assurance that our pre-shipment testing programs will be adequate to detect all defects in our solutions or in the software we may incorporate into our solutions from third parties. As a result, some errors in our solutions may only be discovered after a solution has been installed and operated by end users. Any errors, bugs, defects, malware or security vulnerabilities discovered in our solutions after commercial release could result in temporary or permanent withdrawal of a product, monetary penalties, decreased customer satisfaction, loss of current or prospective customers, damage to our brand and reputation, reduced sales opportunities, loss of revenues or delay in revenue recognition, reduction in the market acceptance of our new solutions or new versions of our solutions, increased development costs, incurrence of product re-engineering expenses, contractual penalties with partners, increased inventory costs and increased service and warranty cost, any of which could adversely affect our business, operating results and financial condition. In addition, when we provide professional services, we face a number of risks associated with the implementation of our solutions, ranging from inadvertent damage to customer property during installation to improper implementation and configuration, any of which could harm our reputation, adversely affect our business and otherwise expose us to increased liabilities or losses.
We could face claims for product liability, breach of contract, tort or breach of warranty, including claims relating to changes to our solutions made by our channel partners. Our contracts with customers, channel partners and others contain provisions relating to warranty disclaimers and liability limitations, which may not be upheld. Defending a lawsuit, regardless of its merit, is costly and may divert management's attention and adversely affect the market's perception of us and our solutions. In addition, if our business liability insurance coverage proves inadequate or future coverage is unavailable on acceptable terms or at all, our business, operating results and financial condition could be adversely impacted.
Risks Relating to Our Sales
Because we sell a majority of our solutions through VADs, VARs, system integrators and OEMs, if we experience problems affecting our sales with these channel partners, our revenue, cash flow and market share could be harmed.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of VADs, VARs, and OEMs, which we refer to as our channel partners. If our channel partners do not perform their services adequately or efficiently, fail to meet their obligations to us, exit the industry, elect to replace our solutions with products of our competitors or otherwise reduce or terminate our contractual relationship, and we are not able to quickly find adequate replacements, there could be a material adverse effect on our revenue, cash flow and market share.
We have dedicated a significant amount of effort to increase the use of our VADs and VARs in each of our theatres of operations. The percentage of our total revenue fulfilled from sales through our channel partners was 91.4%, 93.4% and 92.5% for fiscal 2014, 2013 and 2012, respectively. We expect that over time, our channel partner sales will continue to constitute a significant majority of our total revenue. The table below represents the percentage of total revenue from our top channel partners:

	Years ended July 31,
	2014	2013	2012
ScanSource, Inc. (“Catalyst”)	20.5%	20.8%	21.4%
Synnex Corp.	13.2%	11.6%	*
Avnet Logistics U.S. LP	*	*	14.1%
(*) Indicates less than 10%.
Because each of our top channel partners represents such a significant percentage of our overall revenue, the loss of all or substantially all sales generated by any one of these top channel partners would be harmful to our business. However, we cannot be certain that our top channel partners, or any of our other channel partners, will continue to sell our solutions and services at the same volumes, or at all, because we have no minimum purchase commitments with any of them and the contracts we do have generally provide that our channel partners use only reasonable commercial efforts to sell our solutions. Recently one of our channel partners, Alcatel-Lucent, publicly announced that it had agreed to sell its enterprise business unit to a new owner. While Alcatel-Lucent accounted for less than 10% of our total revenues during fiscal 2014, 2013 and 2012, we cannot guarantee that we will continue to do business with the new owner, which could negatively impact our revenues. In addition, our contracts with these channel partners do not prohibit them from offering products or services that compete with ours or from terminating our contracts on short notice. For example, our agreements with our top channel partners, ScanSource, Inc. and Synnex Corp., are for no more than one-year terms.
Existing and future channel partners will likely make decisions about whether or not to sell our solutions based on the quality of our solutions, the market acceptance of our solutions, the fact that our direct sales channel may compete with them, whether we elect to establish relationships with channel partners they perceive to be competitive threats, the discounts we offer versus those that our competitors may provide and the commercial viability of our contracts with them. If we fail to maintain the quality of our solutions or to update and enhance them, existing and future channel partners may elect to work instead with one or more of our competitors. In addition, the terms of our arrangements with our channel partners must be commercially reasonable for both parties. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed. Our competitors may be effective in providing incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our solutions. Furthermore, we compete with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products and services. Other channel partners, particularly some of our OEMs who already have diverse product lines, may acquire one of our competitors or internally develop competitive products and then elect to limit or stop incorporating our solutions into their product lines. For this or any other reason, our channel partners may choose not to focus primarily on the sale of our solutions or offer our solutions at all.
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	July 31, 2014	July 31, 2013
ScanSource, Inc. (“Catalyst”)	17.2%	21.4%
Synnex Corp.	11.8%	12.1%
Avnet Logistics U.S. LP	15.3%	13.1%
Dell Inc.	11.5%	*
(*) Indicates less than 10%.
In addition, some of our channel partners may decide to reduce or redirect their sales and support personnel, which may in turn negatively impact their ability to sell our solutions. These channel partners may also face cash flow problems that could prevent them from capitalizing on larger deals that would require them to make inventory purchases beyond their available cash or lines of credit. If the economic situation for these channel partners does not improve, we may be negatively impacted by increased bad debt or decreased sales or both.
Our reliance on our channel partners may expose us to additional risks that could harm our business.
By relying on our indirect channel partners for a significant percentage of our revenue, we may have less contact with the end users of our solutions, thereby making it more difficult for us to establish brand awareness, engage in upselling activities, ensure proper delivery and installation of our products, service ongoing customer requirements and respond to evolving customer needs. Reduced contact with the end users of our solutions also would make it more difficult and more costly to establish direct sales relationships with these end users in the event our indirect relationships terminate. In addition, we may be exposed to import/export and other risks when our indirect channel partners make sales into restricted jurisdictions. We depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.
We rely primarily on our channel partners to deliver professional services associated with our solutions. If our channel partners fail to timely and efficiently deliver those services to our end customers, our end customers would become dissatisfied and our reputation and business could be harmed unless we could provide those professional services ourselves. We do not have a large professional services organization and, accordingly, we may not be able to efficiently and cost-effectively deliver the professional services our end customers expect. If we do not effectively manage our channel partners and ensure that they deliver high quality professional services or if we do not deliver those professional services ourselves, our reputation and business could be harmed.
Some of our VAD channel partners may elect to become stocking distributors. If one or more of our VADs elects to stock a significant amount of inventory, our deferred revenue will necessarily increase. In addition, the risk of inventory obsolescence (especially during times of product transitions) would increase while our ability to forecast actual revenues would decrease.
We may provide our indirect channel partners volume discounts off of our list prices, which could reduce our margin to the extent revenue from such channel partners increases as a proportion of our overall revenue. Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. Although variability to date has not been significant, there can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability. In addition we have a complex system of volume-based rebates for certain channel partners, which in certain cases permit our partners to offset the rebate amount from other amounts they may owe to us. While we believe that we accurately accrue for the amount of these rebates based on the information that our partners provide to us, as well as based on our own internal tracking system, because our partners may inadvertently provide us with inaccurate information, we may improperly accrue for rebates, which, in turn, could cause us to over- or under-estimate our revenue for a given period.
Recruiting, retaining and supporting qualified channel partners and training them in our technology and solution offerings requires significant time and resources. Our channel partners compete with one another and, as a result, our efforts to recruit new partners may adversely impact existing partners and negatively affect their willingness to continue to distribute our solutions. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel partners, including investment in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. We have previously entered into OEM agreements with partners pursuant to which they rebrand and resell our products as part of their product portfolios. These types of relationships are complex and require additional processes and procedures that may be challenging and costly to implement, maintain and manage. Our failure to successfully manage and develop our distribution channel and the programs, processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our solutions.
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
Our customers rely on our support and services organizations to assist them and our partners in implementing our solutions and resolving issues relating to our solutions. A high level of support is critical for the successful marketing and sale of our solutions. In some cases, our channel partners provide support directly to our end-customers. We do not have complete control over the level or quality of support provided by our channel partners. These channel partners may also provide support for other third-party products, which may potentially distract resources from support for our solutions. If we or our channel partners do not effectively assist our end customers in deploying our solutions, succeed in helping our end customers quickly resolve post-deployment issues, or provide effective ongoing support, it would adversely affect our ability to sell our solutions to existing customers and could harm our reputation with potential customers. In addition, as we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. As a result, our failure, or the failure of our channel partners, to maintain high quality support and services would have a material adverse effect on our business, operating results and financial condition.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales are difficult to predict and may vary substantially from quarter to quarter, which may cause our operating results to fluctuate significantly.
The timing of our revenue is difficult to predict due the length of our sales cycle, the buying habits and budgetary considerations of our customers, the amount of inventory controlled by stocking distributors, the actual or perceived condition of the economy and the impact of revenue recognition rules on our sales agreements, which can be complex as a result of various determinations used when allocating the total arrangement consideration among different sale elements. The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new solutions, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer’s decision to purchase certain of our solutions, particularly new solutions, involves a significant commitment of its resources, customers often undertake an in-depth evaluation process, which may involve not only our solutions but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. Specifically, we view the federal and public-facing enterprise verticals as well as the service provider channels as highly dependent on large or complex transactions, and therefore we have in the past and may in the future experience fluctuations from period to period in these verticals.
Even after a customer makes the decision to purchase our solutions, there are a number of factors that may still impact the timing of the actual sale and recognition of revenue from that sale. For example, we may successfully complete a proof of concept with a customer and the customer’s IT department may agree to make the purchase, but because of internal customer budget constraints including spending reductions or freezes, additional required departmental approvals or unplanned administrative, processing or other delays, the actual sale and deployment may be postponed. We have experienced and may experience in the future purchase delays due to the volatile global economic environment and due to customer anticipation of new Wi-Fi or other standards, or announced releases of new solutions or enhancements by our competitors or us. In addition, depending on the terms of the sale, we have from time to time been required to delay recognition of revenue from certain purchases. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our business, operating results and financial condition could be adversely affected in a material way. In addition to the challenges presented by long sales cycles and risks of purchase delays by our customers, our revenue can also be difficult to predict due to customers that sporadically place large orders with short lead times. As a result, we cannot easily predict whether a sale will be completed, the particular fiscal period in which a sale will be completed or the fiscal period in which revenue from a sale will be recognized, which in turn makes our operating results difficult to forecast and may cause our operating results to vary significantly and unexpectedly from quarter to quarter.
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
Although we perform rigorous in-house quality control inspection and testing at both of our fulfillment centers to ensure the reliability and quality of our hardware components, we do not have the ability to control the manufacturing processes of our third-party manufacturers. As a result, quality or performance failures of our products due to the internal quality controls of our third-party manufacturers could disrupt our ability to supply quality solutions to our customers and thereby have a material adverse effect on our business, revenue and financial condition.
Some of our business processes depend upon our IT systems as well as the systems and processes of third parties. If those systems fail or are interrupted, our processes may function at a diminished level or not at all. This could negatively impact our ability to ship products or otherwise operate our business, and our financial results could be harmed. In addition, as a result of current global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements, in which case our ability to ship products to our customers would be delayed, sales of our solutions would be negatively affected and our business, operating results and financial condition would be harmed.
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
For example, the chipsets that our contract manufacturers source and incorporate into our hardware products are currently purchased only from a limited number of suppliers. The majority of our access points incorporate chips from Qualcomm and Broadcom, some of our mobility controllers incorporate chips from Broadcom and some of our switching products incorporate chips from Marvell. As a result, most of our product revenue is dependent upon the sale of products that incorporate components from Qualcomm, Broadcom or Marvell. However, neither we, nor our manufacturing partners, have entered into any long-term supply agreements with these suppliers. In the event that our contract manufacturers are unable to obtain these components from Qualcomm, Broadcom or Marvell, we would be required to redesign our hardware and software in order to incorporate components from alternative sources. The resulting stoppage or delay in selling our products and the expense of redesigning our products could result in lost sales opportunities and damage to customer relationships, which would adversely affect our reputation, business and operating results.
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

Even when we have multiple sources for certain components and subassemblies, we remain subject to potential price increases and limited availability due to increased market demand for such components and subassemblies, or for the materials that go into making such components and subassemblies, by third parties. In the past, unexpected demand for communication products caused worldwide shortages of certain electronic parts, making the predictability of component availability more limited. For example, from time to time, we have experienced component shortages that resulted in delays of product shipments. The development of alternate sources for those components is time-consuming, difficult, and costly. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Any future growth in our business, IT spending and the economy in general is likely to create greater pressures on us and our suppliers to accurately forecast overall component demand and to establish optimal component inventories. We carry very little to no inventory of our product components, and we and our contract manufacturers rely on our suppliers to deliver necessary components in a timely manner. As a result, even if available, we or our contract manufacturers may not be able to secure sufficient components at reasonable prices or of acceptable quality to build products in a timely manner and, therefore, may not be able to meet customer demands for our products, which would have a material adverse effect on our business, operating results and financial condition.
Our inventory management relating to our sales to our multi-tier distribution channel is complex, and excess inventory may harm our gross margins.
We must manage our inventory relating to sales to our distributors effectively because inventory held by them could affect our results of operations. Inventory management requires us to make forecasts that are based on multiple assumptions, each of which may cause our estimates to be inaccurate which, in turn, could negatively affect our ability to provide solutions to our customers. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, determine to stock inventory, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Revenue from our distributors generally is recognized based on a sell-through method using information provided by them, and they are generally given business terms that allow them to rotate a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Particularly as more distributors elect to stock inventory, contractual requirements to rotate that inventory (especially during product transition periods) may not be sufficient to avoid us having to take write-downs for obsolete or excess inventory. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins. In addition, product purchased in advance of a firm end user order and held at our VADs and OEMs appears on our balance sheet as deferred revenue, which, depending on the timing of orders can result in our deferred revenue appearing higher or lower than we, or our investors, might otherwise expect.
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
To satisfy end customer and distribution center demand for our solutions, our product line management estimates demand on a rolling monthly basis and those forecasts drive the supply decisions that we make. Typically, we require 90 days from an initial estimate of a specified amount of product demand to actual delivery of that amount of product. If we significantly overestimate demand, an oversupply of product could result in excess or obsolete inventory level increases that could adversely affect our gross margin. Conversely, if actual demand for a specific product, such as our new 802.11ac access points, turns out to be significantly higher than our estimates, we could suffer any or all of the following adverse effects:

•
we might be required to request expedited manufacture or shipment of additional product to satisfy the unexpected demand, which would result in supply chain and manufacturing surcharges, expedited air freight shipping charges and a decrease to our gross margins;

•	we might be required to delay the sale and thereby delay recognition of revenue; or

•
if we are unable to deliver the product on an acceptable time frame for the customer, we may cause damage to our reputation with our customers, resellers and distributors, or may lose a sale opportunity and thereby cause a decrease to our revenue and harm to our business.

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
Our customers, suppliers and employees are located throughout the world and in fiscal 2014, approximately 34.7% of our revenue was generated by customers outside the U.S. In addition, some product configuration and fulfillment is handled in Singapore and a portion of our engineering, support and order management efforts are currently handled by personnel located in Ireland, India and China. We expect to expand our offshore research and development efforts within India and China and, as we announced in connection with our plans to realign certain core functions to lower cost regions, we expect to continue to add personnel in additional countries.
Because we have sizeable sales and operations outside the U.S., we experience greater complexity in our operations and are exposed to a set of global risks that could negatively impact sales or profitability, including:

•	the difficulty and cost of managing and staffing international offices and the increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	challenges in enforcing contracts and collecting accounts receivable, and longer payment cycles, especially in emerging markets;

•	the need to localize our solutions for international customers, including customs classifications and certifications;

•
tariffs, trade barriers and trade disputes, import/export regulations and other regulatory or contractual limitations on our ability to sell, support or develop our products in certain foreign markets;

•	the difficulty and cost of managing foreign distribution centers and implementing professional services in smaller foreign markets;

•	changes in, and differences between, U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards and consumer protection;

•	differences in protection for intellectual property rights in various countries;

•	employment regulations and local labor laws, including increased cost of terminating international employees in some countries;

•
tax issues, such as tax law and treaty changes, variations in tax laws from country to country and as compared to the U.S., obligations under tax incentive agreements, difficulties in repatriating cash generated or held abroad in a tax-efficient manner and difficulties in securing local country approvals for cash repatriations;

•	increased exposure to foreign currency exchange rate risk;

•	foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency;

•	cultural, business practice, legal, regulatory and language differences;

•	increased exposure to instability in economic or political conditions, including inflation, recession and actual or anticipated military or political conflicts;

•	the difficulty in managing sales into countries, such as Russia, that are currently subject to international economic sanctions and under the threat of additional and changing sanctions;

•	natural disasters, public health crises or outbreaks of disease; and

•	litigation in foreign court systems and foreign administrative proceedings.
All of our hardware products are manufactured in Asia. If manufacturing in this region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in India that could be disrupted as a result of political conflicts in that region. We also sell our solutions throughout the Middle East and Eastern Europe, and demand for our solutions could be negatively impacted by political conflicts and hostilities in these and other regions. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for our solutions.
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
Because we incorporate encryption technology into our products, our products are subject to U.S. export controls and may be exported outside the U.S. only with the required level of export license or through an export license exception. In addition, various countries regulate the import of certain encryption technology and radio frequency transmission equipment and have enacted laws that could limit our ability to distribute our solutions or could limit our customers' ability to implement our solutions in those countries. Changes in our products or changes in export and import regulations may increase the cost of building and selling our products, create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. In addition, because we sell through indirect channel partners, we may incur liabilities on account of actions by our channel partners, including such actions as inadvertent sales of our solutions to countries in violation of applicable import or export regulations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would harm our business, operating results and financial condition.
We may not successfully sell our solutions in certain international geographic markets or develop and manage new sales channels in accordance with our business plans.
We expect in the future to sell our solutions in certain international geographic markets where we do not have significant current business and to a broader customer base. To succeed in certain of these markets, we believe we will need to develop and manage new sales channels and distribution arrangements. Because we have limited experience in developing and managing such channels, we may not be successful in further penetrating certain geographic regions, supporting multi-national customers or reaching a broader customer base. Establishing a legal presence in these jurisdictions may be expensive and resource intensive. In addition, certain geographic markets have slower wide area networks or restrictions on our ability to transmit certain data, which negatively impact the performance of certain of our solutions. As a result, local infrastructure insufficiencies or our failure to develop or manage additional sales channels effectively may limit our ability to succeed in these markets and could adversely affect our ability to grow our customer base and revenue.
We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.
To date, substantially all of our international sales have been denominated in U.S. dollars; however, most of our expenses associated with our international operations are denominated in local currencies. Foreign currencies periodically experience rapid fluctuations in value against the U.S. dollar. Any foreign currency devaluation against the U.S. dollar increases the real cost of our solutions to our customers and partners in foreign markets where we sell in U.S. dollars, which has resulted in the past and may result in the future in delayed or cancelled purchases of our solutions and, as a result, lower revenue. In addition, this increase in cost increases the risk to us that we will be unable to collect amounts owed to us by such customers or partners, which in turn would impact our revenue and could adversely impact our business and financial results in a material way. Any devaluation may also lead us to more aggressively discount our prices in foreign markets in order to maintain competitive pricing, which would negatively impact our revenue and gross margin. Conversely, a weakened U.S. dollar could increase the cost of local operating expenses and procurement of raw materials to the extent we purchase components in foreign currencies. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.
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
In many foreign countries where we operate, particularly in countries with developing economies, local laws and customs may differ significantly from those in the U.S. For example, it may be a local custom in certain countries for businesses to engage in practices that are prohibited by our internal policies and procedures or U.S. regulations applicable to us, such as the FCPA, the U.K. Bribery Act and other similar local laws. Even though we have conducted formal FCPA compliance training, we cannot guarantee that our employees, contractors, and agents will comply with all of our policies and procedures. As a result of our rapid growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. If we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation (whether intentionally or accidentally), governmental authorities in the U.S. and elsewhere could seek to impose civil and/or criminal fines and penalties which could have a material adverse effect on our business, operating results and financial conditions. We may also face collateral consequences such as debarment and the loss of our export privileges.
Risks Relating to Intellectual Property and Security
Claims by others that we infringe their intellectual property rights could harm our business.
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against our company, our customers or our channel partners. Due to the rapid pace of technological change in our industry, much of our business and many of our solutions rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Technology companies frequently file litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As our business expands, through acquisitions or organically, and the number of products and competitors in our market increases, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical and other issues involved, and we cannot be certain that we will be successful in defending ourselves against intellectual property claims. Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing certain solutions or performing certain services. In addition, we might be required to seek a license for the use of this intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, or require us to pay substantial settlement amounts or judgment damages. In an effort to avoid costly litigation or for other reasons, we may determine to settle these types of claims or proceedings at any time, and the amounts we may have to pay could be material. In light of our operating results, a large settlement or non-appealable judgment could have a material adverse effect on our financial condition.
System security risks, data protection breaches, and cyber-attacks on our systems or solutions could compromise our proprietary information (or information of our customers), disrupt our internal operations and harm public perception of our solutions, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.
In the ordinary course of business, we store sensitive data that may include any of the following categories of information on our internal systems, networks and servers:

•	intellectual property;

•	our proprietary business information and that of our customers, suppliers and business partners; and

•	customer and end-user data, which may include personally identifiable information and location-based data.
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
The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. If a third party were to fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information (or otherwise illicitly obtain that type of information), that information may in turn be used to access our IT systems and the data located there.

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
Although we make significant efforts to maintain the security and integrity of our systems and solutions, any destructive or intrusive breach of our internal systems could compromise our networks, creating system disruptions or slowdowns, and the information stored on our networks could be accessed, publicly disclosed, lost or stolen. Additionally, an effective attack on our solutions could disrupt the proper functioning of our solutions, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers' networking traffic, or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent financial transactions. If any of these types of security breaches were to occur and we were to be unable to protect sensitive data, our relationships with our business partners and customers could be materially damaged, our reputation and brand could be materially harmed, use of our solutions could decrease, and we could be exposed to a risk of loss or litigation and possible liability. In addition, incidents involving unauthorized access to or improper use of user information or incidents involving violation of our terms of service or policies could cause government authorities to initiate legal or regulatory actions against us in connection with such incidents, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based solutions we offer, and operate in more countries.
Real or perceived defects or errors in our solutions (particularly in our cloud-based offerings which are sometimes perceived as being inherently less secure) could result in claims by channel partners and end-customers for losses that they sustain, including potentially losses resulting from security breaches of our systems, our end-customers' networks and/or downtime of those networks. If channel partners or end-customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem, including warranty and repair costs, process management costs and costs associated with re-manufacturing our inventory. In addition, if an actual or perceived breach of security occurs in our network or in the network of a customer of one of our solutions (particularly our cloud-based offerings), regardless of whether the breach is attributable to our solutions, the market perception of the effectiveness of our solutions could be harmed. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which are often difficult to identify.
Because of the nature of information that may pass through or be stored on our systems, we are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The European Union has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. The European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that may also include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations.
These U.S. federal and state and foreign laws and regulations, which can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations.
These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new solutions, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. In addition, there is a risk that failures in systems designed to protect private, personal or proprietary data held by us will allow such data to be disclosed to or seen by others, resulting in application of regulatory penalties, enforcement actions, remediation obligations and/or private litigation by parties whose data were improperly disclosed. There is also a risk that we (directly or as the result of some third-party service provider we use) could be found to have failed to comply with the laws or regulations of some country regarding the collection, consent, handling, transfer, or disposal of such personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.
If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.
We depend on our ability to protect our proprietary technology. We protect our proprietary information and technology through licensing agreements, third-party nondisclosure agreements and other contractual provisions, as well as through patent, trademark, copyright and trade secret laws in the U.S. and similar laws in other countries. We cannot provide assurances that these protections will be available in all cases or will be adequate to prevent our competitors from copying, reverse engineering or otherwise obtaining and using our technology, proprietary rights or solutions. For example, the laws of certain countries in which our products are manufactured or licensed do not protect our proprietary rights to the same extent as the laws of the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. In addition, we have decided, and may in the future decide, to file for intellectual property protection only in certain countries or geographic regions and thus the intellectual property rights we obtain may not adequately protect us, or may not protect us in an equivalent way, in all locations in which we do business. Also, third parties may seek to challenge, invalidate or circumvent our patents, trademarks, copyrights and trade secrets, or applications for any of the foregoing. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any action that we initiate could result in significant costs and diversion of our resources and management's attention, and there can be no assurance that we will be successful. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.
Our use of open source software could impose limitations on our ability to commercialize our solutions.
We incorporate open source software into our solutions. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of solution sales for us.
Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our solutions. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
We rely on the availability of third-party licenses and could be subject to product release or shipment delays if we were unable to renew existing licenses or enter into applicable licenses for product enhancements or new products.
Many of our solutions are designed to include software or other intellectual property licensed from third parties. For example, our products incorporate certain technology that we license from Qualcomm. From time to time, we may be required to seek or renew licenses relating to various aspects of these products or to seek additional licenses for product enhancements or new products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in delays in releases or shipments until such time, if ever, as equivalent technology could be identified, licensed or developed and integrated into our solutions and might have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our solutions of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our solutions.
Enterprises are increasingly concerned with the security of their data, and to the extent they elect to encrypt data between the end user and the server, our solutions will become less effective.
Our solutions depend on the ability to identify applications. Our solutions currently do not identify applications if the data is encrypted as it passes through our mobility controllers. Because most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our mobility controllers. If more organizations elect to encrypt their data transmissions from the end user to the server, our solutions will offer limited benefits unless we have been successful in incorporating additional functionality into our solutions that address those encrypted transmissions. At the same time, if our solutions do not provide the level of network security expected by our customers, our reputation and brand would be damaged, and we would expect to experience decreased sales. Our failure to provide such additional functionality and expected level of network security could adversely affect our business, operating results and financial condition.
Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems such as computer viruses or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or a flood, occurring at our headquarters or in either China or Singapore, where our major contract manufacturers and distribution centers are located, or in any region in which our major suppliers are located, could have a material adverse impact on our business, operating results and financial condition. In addition, our support operations are largely concentrated in a single location in India. A natural catastrophe in this location might bring down our support operation. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, natural disasters, acts of terrorism or war could cause disruptions in our or our customers' businesses or the economy as a whole. We also rely on information technology systems to communicate among our workforce and with third parties. Any disruption to our communications, whether caused by a natural disaster or by man-made problems, such as power disruptions, could adversely affect our business. To the extent that any such disruptions result in delays or cancellations of customer orders, or the deployment of our solutions, our business, operating results and financial condition would be adversely affected.
Risks Relating to Applicable Laws and Regulations
New regulations or changes in existing regulations related to our solutions may result in unanticipated costs or liabilities, which could place additional burdens on the operations of our business and have a material adverse effect on our future sales, business and results of operations.
Our solutions are subject to governmental regulations in a variety of jurisdictions. If any of our solutions becomes subject to new regulations or if any of our products becomes specifically regulated by additional government entities, compliance with such regulations could become more burdensome, and there could be a material adverse effect on our business and results of operations. For example, radio emissions are subject to regulation in the U.S. and in other countries in which we do business. In the U.S., various federal agencies including the Center for Devices and Radiological Health of the Food and Drug Administration, the Federal Communications Commission, the Occupational Safety and Health Administration and various state agencies have promulgated regulations that concern the use of radio/electromagnetic emissions standards. Member countries of the European Union, or EU, have enacted similar standards concerning electrical safety and electromagnetic compatibility and emissions, and chemical substances and use standards.
Our wireless communication solutions operate through the transmission of radio signals. Currently, operation of these solutions in specified frequency bands does not require licensing by regulatory authorities. Regulatory changes restricting the use of frequency bands or allocating available frequencies could become more burdensome. Furthermore, regulators could seek to enforce existing laws, rules or regulations in a manner that could expose us or our customers to liability based on the manner in which our solutions are used. If any of these were to occur, there could be a material adverse effect on our future sales, business and results of operations.
The costs of compliance with numerous U.S. and foreign laws, rules and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties. Furthermore, many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our solutions are offered in international markets and may be subject to additional regulations.
Compliance with environmental matters and worker health and safety laws could be costly, and noncompliance with these laws could have a material adverse effect on our results of operations, expenses and financial condition.
Some of our operations use substances regulated under various federal, state, local and international laws governing the environment and worker health and safety, including those governing the discharge of pollutants into the ground, air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. Some of our solutions are subject to various federal, state, local and international laws governing chemical substances in electronic products. Some of our solutions are, or may in the future be, subject to federal, state, local or international laws governing energy efficiency. We could be subject to increased costs, fines, civil or criminal sanctions, third-party property damage or personal injury claims if we violate or become liable under environmental and/or worker health and safety laws.
We may be unable to obtain a sufficient supply of components and parts that are verified free of conflict minerals, which could result in a shortage of such components and parts, reputational damages or loss of sales if we are unable to determine that our products are free of such minerals.
In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which included disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries (or DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such "conflict" minerals. The final rules implementing these requirements were released in August 2012, and these rules may limit the pool of suppliers who can provide us verifiable DRC Conflict Free components and parts, and we are not certain that we will be able to obtain products in sufficient quantities that meet the DRC Conflict Free determination as required by the rules in order to declare our products DRC Conflict Free. These rules have been subject to legal challenge and at least one court has held that a portion of the rules violate the First Amendment’s free speech protections, rendering compliance with the rules more complex and uncertain. Compliance with these rules has resulted in additional cost and expense, including the cost associated with the due diligence required to determine and verify the sources of any conflict minerals used in our products, and may result in additional costs of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our products, as there may be only a limited number of suppliers offering "conflict free" metals that can be used in our products. In addition, local states and other countries in which we do business may enact legislation that bars their departments and agencies from purchasing products from companies that are unable to certify that all product components are from conflict-free sources (whether DRC or otherwise). As a result, we may face reputational challenges and the loss of sales if we are required to publicly state that we are unable to sufficiently verify the origins for the defined "conflict" metals used in our products.
Failure of our suppliers, subcontractors, distributors, resellers and representatives to use acceptable legal or ethical business practices could negatively impact our business.
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and intellectual property licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or other representatives violates labor or other laws or implements labor or other business practices that are illegal or regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers or subcontractors fails to procure necessary intellectual property licenses, legal action could be taken against us that could impact the saleability of our solutions and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
Risks Related to Ownership of our Common Stock
Our stock price may be volatile.
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions;

•	variations between our actual financial results and the published expectations of analysts;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announcements by or about us regarding events or news adverse to our business;

•	the loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	variations in the operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	an announced acquisition of or by a competitor, or an announced acquisition of or by us;

•	rumors and market speculation involving us or other companies in our industry;

•
providing estimates of our future operating results, or changes in these estimates, either by us or by any securities analysts who follow our common stock, or changes in recommendations by any securities analysts who follow our common stock;

•	significant sales, or announcement of significant sales, of our common stock by us, our executives or our other stockholders;

•	adoption or modification of regulations, policies, procedures or programs applicable to our business; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies, including us. This type of litigation can result in substantial costs and a diversion of our management's attention and resources. All of these factors could cause the market price of our common stock to decline, and investors may lose some or all of the value of their investment.
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
In addition, our OEM supply agreement with Alcatel-Lucent provides that, in the event of a change of control that would cause Alcatel-Lucent to purchase our products from an entity that is an Alcatel-Lucent competitor, we must, without additional consideration, (1) provide Alcatel-Lucent with any information required by Alcatel-Lucent to make, test and support the products that we distribute through our OEM relationship with Alcatel-Lucent, including all hardware designs and software source code, and (2) otherwise cooperate with Alcatel-Lucent to transition the manufacturing, testing and support of these products to Alcatel-Lucent. We are also obligated to promptly inform Alcatel-Lucent if and when we receive an inquiry concerning a bona fide proposal or offer to effect a change of control and will not enter into negotiations concerning a change of control without such prior notice to Alcatel-Lucent. We have other agreements, such as license agreements, that provide for a reduction or elimination of our rights in the event of a change of control. These agreements could delay or result in a discount to the proceeds our stockholders would otherwise receive upon a change of control or could discourage a third party from making a change of control offer.
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
As of July 31, 2014, we leased approximately 500,000 square feet of space in our domestic and international locations. Approximately 64% of our leased properties are located in the U.S. These domestic locations are primarily located in Sunnyvale California, which is where our corporate headquarters and certain warehouse facilities are located. Our international locations, which comprise approximately 36% of all our properties, are mainly located in India and China. Our international properties are primarily used for customer service centers, sales offices and research and development facilities. A significant portion of our office leases will expire in fiscal 2016. See Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements for information regarding our lease obligations.
We believe that our current facilities are suitable and adequate to meet our current needs and we intend to add new facilities or expand existing facilities as necessary.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth under the heading "Legal Matters" in Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements, in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, “Risk Factors.”

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

	High	Low
Fiscal 2013
First Quarter	$22.49	$13.20
Second Quarter	$23.70	$17.87
Third Quarter	$26.02	$20.80
Fourth Quarter	$22.05	$13.07
Fiscal 2014
First Quarter	$19.40	$16.60
Second Quarter	$21.26	$16.13
Third Quarter	$22.05	$18.75
Fourth Quarter	$20.23	$16.29
Holders
As of September 19, 2014, there were approximately 200 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Stock Performance Graph
The following graph compares, for the period between July 31, 2009 and July 31, 2014, the cumulative total stockholder return for our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index. The graph assumes that $100 was invested on July 31, 2009 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Exchange Act or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Dividend Policy
We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.
Repurchases of Equity Securities by the Issuer and Affiliated Purchasers
As of July 31, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014). We are authorized to make repurchases in the market until our Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. During fiscal 2014 and 2013, we repurchased a total of 14,729,540 shares and 5,311,332 shares, respectively, for a total of purchase price of $263.0 million and $86.2 million, respectively. At July 31, 2014, $130.9 million remains authorized for repurchase under our stock repurchase program.

Common stock repurchase activity under our repurchase program during our fiscal 2014 and 2013 was as follows (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
				(in thousands)
Year ended July 31, 2013
August 1, 2012 - August 31, 2012	—	$—	—	$80,115
September 1, 2012 - September 30, 2012	79,437	19.98	79,437	78,529
October 1, 2012 - October 31, 2012	510,704	19.46	510,704	68,592
November 1, 2012 - November 30, 2012	1,014,001	18.72	1,014,001	49,605
December 1, 2012 - December 31, 2012	—	—	—	49,605
January 1, 2013 - January 31, 2013	—	—	—	49,605
February 1, 2013 - February 28, 2013	—	—	—	49,605
March 1, 2013 - March 31, 2013	—	—	—	49,605
April 1, 2013 - April 30, 2013	—	—	—	49,605
May 1, 2013 - May 31, 2013	1,754,370	13.68	1,754,370	25,611
June 1, 2013 - June 30, 2013	68,262	14.73	68,262	24,605
July 1, 2013 - July 31, 2013	1,884,558	16.29	1,884,558	$93,906
Total	5,311,332	$16.23	5,311,332

Year ended July 31, 2014
August 1, 2013 - August 31, 2013	—	$—	—	$93,906
September 1, 2013 - September 30, 2013	3,261,831	17.17	3,261,831	37,889
October 1, 2013 - October 31, 2013	3,101,949	18.52	3,101,949	80,444
November 1, 2013 - November 30, 2013	81,817	17.72	81,817	78,994
December 1, 2013 - December 31, 2013	4,450,329	17.18	4,450,329	2,525
January 1, 2014 - January 31, 2014	121,314	17.50	121,314	402
February 1, 2014 - February 28, 2014	96,100	20.77	96,100	198,406
March 1, 2014 - March 31, 2014	853,900	20.53	853,900	180,876
April 1, 2014 - April 30, 2014	—	—	—	180,876
May 1, 2014 - May 31, 2014	1,353,644	18.47	1,353,644	155,876
June 1, 2014 - June 30, 2014	1,408,656	17.75	1,408,656	130,876
July 1, 2014 - July 31, 2014	—	—	—	$130,876
Total	14,729,540	$17.86	14,729,540

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements, related notes and schedule, and other financial information included in this report. The selected consolidated financial data in this section is not intended to replace the Consolidated Financial Statements and is qualified in its entirety by the Consolidated Financial Statements and related notes and schedule included in this report. The consolidated statement of operations data for the years ended July 31, 2011 and 2010, and the consolidated balance sheet data as of July 31, 2012, 2011, and 2010 are derived from audited consolidated financial statements, which are not included in this report.

	Years Ended July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$595,375	$496,343	$434,733	$334,860	$221,474
Support and professional services	133,558	103,701	82,036	61,654	45,060
Total revenue	728,933	600,044	516,769	396,514	266,534
Cost of revenue (*):
Product	186,976	149,113	130,446	107,820	77,070
Support and professional services	37,805	27,366	20,992	14,883	9,004
Total cost of revenue	224,781	176,479	151,438	122,703	86,074
Gross profit	504,152	423,565	365,331	273,811	180,460
Operating expenses:
Research and development (*)	169,328	139,746	109,448	84,890	51,619
Sales and marketing (*)	274,835	230,805	198,373	154,239	109,393
General and administrative (*)	60,004	51,030	46,775	39,431	33,053
Legal settlements	250	14,000	—	—	19,800
Total operating expenses	504,417	435,581	354,596	278,560	213,865
Operating income (loss)	(265)	(12,016)	10,735	(4,749)	(33,405)
Other income, net	670	1,791	2,825	3,802	135
Income (loss) before provision for (benefit from) income taxes	405	(10,225)	13,560	(947)	(33,270)
Provision for (benefit from) income taxes	29,370	21,383	22,411	(71,635)	728
Net income (loss)	$(28,965)	$(31,608)	$(8,851)	$70,688	$(33,998)
Shares used in computing net income (loss) per common share, basic	108,443	113,284	108,774	100,299	89,978
Net income (loss) per common share, basic	$(0.27)	$(0.28)	$(0.08)	$0.70	$(0.38)
Shares used in computing net income (loss) per common share, diluted	108,443	113,284	108,774	117,117	89,978
Net income (loss) per common share, diluted	$(0.27)	$(0.28)	$(0.08)	$0.60	$(0.38)
Certain prior fiscal year amounts have been reclassified to conform to the current fiscal year presentation. In fiscal 2010, of the total of $21.9 million classified as “Litigation reserves”, $2.1 million related to litigation reserves were reclassified to general and administrative expense with $19.8 million classified as "Legal settlements" so as to conform to the current fiscal year presentation.

(*) Includes stock-based compensation expense as follows:

	Years Ended July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$8,580	$6,559	$5,318	$3,464	$1,397
Research and development	$43,983	$36,366	$31,203	$23,026	$10,716
Sales and marketing	$42,128	$37,782	$34,653	$24,399	$14,205
General and administrative	$16,490	$15,519	$12,738	$12,861	$9,763

	As of July 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$118,594	$144,919	$133,629	$80,773	$31,254
Short-term investments	$166,359	$269,882	$212,601	$153,185	$124,167
Working capital	$244,004	$368,760	$355,930	$269,900	$133,927
Total assets	$629,660	$746,743	$648,896	$488,056	$250,707
Common stock and additional paid-in-capital	$508,385	$623,166	$582,088	$450,157	$326,187
Total stockholders' equity	$332,496	$476,225	$466,890	$345,342	$150,655

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.
Overview
Aruba Networks, Inc. is a leading global provider of enterprise mobility solutions. We develop, market and sell solutions that help solve our customers' secure mobility requirements through our Mobility-Defined Networks™, a fundamentally new network architecture designed to automatically optimize infrastructure-wide performance and trigger security actions that previously required manual intervention by information technology (“IT”) departments. Mobility-Defined Networks™ gather and correlate contextual data about user roles, device types, application flows and location, which is critical in dynamic, ever-changing mobility environments where end-users roam. This self-healing, self-optimizing approach to mobility can greatly reduce IT helpdesk tickets and offer stronger data protection.
We believe the market for mobility solutions is changing and that the explosive growth of mobile devices, in part as a result of the bring-your-own-device (“BYOD”) phenomenon, is forcing IT departments to radically revise the way they approach provisioning and supporting these devices. Our goal is to provide simplified, dependable solutions that enable our customers to quickly, securely and cost-effectively meet their mobility and BYOD needs. Our Aruba Mobility-Defined Network are designed for the all-wireless workplace and an increasingly mobile universe of end-users, whom we refer to as GenMobile, who rely on mobile devices for nearly every aspect of worklife and personal communication and demand to stay connected to everything virtually all the time, no matter where they are.
Aruba Mobility-Defined Networks are comprised of three major components. The first component consists of our mobility-centric network infrastructure, including Mobility Controllers with ArubaOS™ operating system software, value-added security software modules, controller-less and controller-managed wireless access points, Mobility Access Switches, Remote Access Points, virtual private network (“VPN”) client software, and our AirWave™ and cloud-based Aruba Central® management solutions. The second component is our Aruba ClearPass Access Management System™, our next-generation access management system, which is designed to simplify and automate policy management, guest network access, mobile device onboarding, and mobile device health checks. The third component consists of our mobility applications, including application programming interfaces (“APIs”) for location and analytics applications as well as our Meridian™-powered mobile applications, which engage visitors through their mobile devices by providing indoor way-finding with turn-by-turn directions and targeted location-aware push notifications.
We conduct business in three primary geographic regions: Americas, Europe, Middle East and Africa ("EMEA"), and Asia Pacific ("APAC"). Our solutions have been sold to more than 40,000 customers worldwide, including some of the largest and most complex global organizations. Our customer base spans major industries and verticals, including general enterprise, high tech enterprise, industrial enterprise, higher education, K-12 education, health care, retail, federal/state/local government, financial services and hospitality. We typically sell to and support these customers through a two-tier distribution model in most areas of the world, including the United States. Our Value Added Distributors ("VADs") and Original Equipment Manufacturers ("OEMs") sell our portfolio of products, including a variety of our support services, to a diverse number of Value Added Resellers ("VARs"), systems integrators and service providers. Also, certain of our OEMs sell directly to end customers.
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
Revenue Recognition
Total revenue is derived primarily from the sale of products and services, including support and professional services. The following revenue recognition policies define the manner in which we account for our sales transactions.

We recognize revenue when all of the following criteria have occurred: (1) we have entered into a legally binding arrangement with a customer; (2) delivery has occurred or the title and risk of loss has passed; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.
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
Our revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software licenses and/or services, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”), if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
We establish VSOE of selling price using the price charged for a deliverable based upon the normal pricing and discounting practices when sold separately. VSOE for support services, professional services, and training is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, we require that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, we consider major service groups, geographies, customer classifications, and other variables in determining VSOE.
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
Products
Product revenue consists of revenue from sales of our hardware appliances, perpetual software licenses, and software as a service. The majority of our products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, our hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. For these appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is our practice to ensure an end-user has been identified by the channel partner prior to shipment to a channel partner. For end-users and channel partners, we generally have no significant obligations for future performance such as rights of return or pricing credits.

For sales to direct end-users and certain channel partners, including value-added resellers (“VARs”), we recognize product revenue upon delivery, assuming all other revenue recognition criteria are met. We also sell through value-added distributors (“VADs”). A significant portion of our sales are made through VADs under agreements allowing for stocking of our products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to us.
Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on our hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to our software. For sales of stand-alone software, we recognize revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the only undelivered element for which we do not have VSOE of selling price is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Product revenue for our software as a service is recognized ratably over the contractually committed service delivery period.
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
As discussed in Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements, ratable product and related support and professional services revenue and the related cost of revenue in fiscal 2012 has been reclassified to support and professional services revenue and related cost of revenue to conform to current presentation.
Shipping and Handling
Shipping charges billed to customers are included in product revenue and the related shipping costs are included in cost of product revenue.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and non-employees under the fair value method. Our stock-based awards include stock options, restricted stock units and awards, employee stock purchase plan, and performance-based awards. We calculate the fair value of restricted stock and performance-based awards, which are paid in restricted stock, based on the fair market value of our common stock on the date of grant. We calculate the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions, such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. We determine the amount of stock-based compensation expense based on awards that we ultimately expect to vest, reduced for estimated forfeitures. In addition, compensation expense includes the effects of awards modified, repurchased or cancelled.

Inventory
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. We record inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, and technological obsolescence of our products and transition of inventory related to new product releases. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenue and amounted to approximately $4.3 million, $5.6 million, and $4.1 million for fiscal 2014, 2013, and 2012, respectively.
Allowance for Doubtful Accounts
We record an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable. In estimating the allowance for doubtful accounts, we consider, among other factors, (i) the aging of the accounts receivable, including trends within and ratios involving the age of the accounts receivable, (ii) our historical write-offs, (iii) the credit-worthiness of each customer, (iv) the economic conditions of the customer’s industry, and (v) general economic conditions. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet their financial obligations to us, we record a specific allowance against amounts due from the customer, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected.
Charges to operations relating to allowance for doubtful accounts were $(0.1) million, $0.8 million, and $0.1 million for fiscal 2014, 2013, and 2012, respectively.
Impairment of Goodwill and Intangible Assets
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. We perform impairment testing on goodwill at least annually, during our fourth fiscal quarter, and sooner if indicators of impairment exist at the reporting unit level. We perform the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. We have determined that we have only one reporting unit. We did not recognize any impairment charges related to goodwill during fiscal 2014, 2013, and 2012.
Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from one to 13 years. Amortization expense is recorded in the Consolidated Statements of Operations in cost of revenue and sales and marketing expenses.
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
Our effective tax rate includes the impact of certain undistributed foreign earnings for which zero U.S. taxes have been provided because such earnings are planned to be indefinitely reinvested outside the U.S. We plan any remittances of foreign earnings to the U.S. based on projected cash flow, working capital and investment needs of our foreign and domestic operations. Based on these assumptions, we estimate the amount that will be distributed to the United States and provide U.S. federal taxes on these amounts. As of July 31, 2014, we estimate that all foreign earnings are permanently reinvested outside the U.S. and therefore have excluded a U.S. tax provision on these earnings. Material changes in our estimates as to how much of our foreign earnings will be distributed to the United States or tax legislation that limits or restricts the amount of undistributed foreign earnings that we consider indefinitely reinvested outside the U.S. could materially impact our income tax provision and effective tax rate. Conversely, changes to the U.S. or other tax law that changes the way in which our foreign earnings are taxed if held outside the U.S. or taxed if distributed to the U.S. may lead us to reevaluate whether to distribute foreign earnings.
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
Based on an evaluation of the above factors, we recorded a valuation allowance to reflect uncertainties about whether we will be able to utilize certain California research credit carryforwards. While we have considered future taxable income in assessing the need for a valuation allowance, we could in the future be required to increase the valuation allowance to take into account additional deferred tax assets that we may be unable to realize. An increase in the valuation allowance would have an adverse impact, which could be material, on our income tax provision and net income in the period in which we record the increase. The Company believes that its California tax research credit carryforwards are not more likely than not to be realized. As a result, in the fiscal year ended 2013, the Company recorded a partial valuation allowance on certain California tax research credit carryforwards generated in fiscal years before 2013. A full valuation allowance was recorded on credits earned in fiscal years ending July 31, 2014 and 2013.
The amount of income tax we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate of the potential outcome for any uncertain tax issue involves substantial judgment. We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate our uncertain tax positions on a quarterly basis. Our evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in our income tax expense in the period in which we make the change, which could have a material impact on our effective tax rate and operating results.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements, under Note 1, The Company and its Significant Accounting Policies, of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Major Trends Affecting Our Financial Results
Revenue
Our ability to increase our revenue will depend significantly on, among other things, continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract and retain new customers and distribution partners, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. We believe that Aruba Mobility-Defined Networks, including our 802.11ac WLAN, ClearPass and Aruba Instant offerings, and software as a service solutions, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is tied to increasing the number of products under support contracts, which is dependent on growing our installed base of customers, maintaining or improving the attach rate of support offerings to product sales and renewing existing support contracts. While we rely primarily on our partners to deliver professional services associated with our products, we sometimes deliver professional services directly to end customers, especially as we introduce new products. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, relative amount of professional services, seasonality of demand and sales patterns, average selling prices, costs of our products, our ability to effectively manage our multi-tier distribution model, general economic conditions, timing and impact of product transitions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers, which we believe reflects the need of business enterprises and other organizations to provide secure mobility to their users in a manner that is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 21.5% in fiscal 2014 as compared to fiscal 2013.
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
Product Transitions
We are currently in the midst of an access point product transition cycle from the 802.11n standard to the new 802.11ac standard, which we expect to continue into fiscal 2015. These types of product transitions present both an opportunity to increase our market share (as occurred during the last transition from 802.11abg to 802.11n) as well as opposing risks. Our new 802.11ac access points are the fastest ramping access points in our history and their demand exceeded our expectations of the market during the second half of fiscal 2014. We often introduce new premium products, such as our AP-225 802.11ac access point, for early adopter segments, and subsequently introduce value-priced products for larger market segments, such as our AP-205 802.11ac access point.
These early premium products generally require higher initial production costs than existing products. Although we expect production costs to decrease over time, we have experienced, and may experience in the future, pressures on our gross margins when our customers adopt the new standard earlier than we expect and purchase the new higher cost products at a rate faster than we forecast, before we are able to lower our production costs. Product transitions may offer opportunities to capture market share, which can compound these early market pressures. In addition, we have faced and we may face in the future competition on pricing that could impact our ability to capture market share at this standard-changing inflection point or otherwise continue to pressure our gross margins. On August 26, 2014, we announced a restructuring plan that will reduce certain positions, and shift other positions to lower-cost, talent-rich locations, providing the foundation for scaling the Company to an efficient global infrastructure, improving our cost structure.

Costs and Expenses
The substantial majority of our cost of product revenue consisted of payments to third parties to manufacture our products, including Wistron NeWeb Corp. ("WNC"), Sercomm, Accton Technology Corporation ("Accton"), and Flextronics International Ltd. ("Flextronics"), who were our largest contract manufacturers for fiscal 2014.
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation expense for employees. Due to changes we have made in our stock issuance practices, if fiscal 2015 we expect our stock-based compensation expense will decrease on absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014, with continued reductions expected in fiscal 2016 and fiscal 2017.
As of July 31, 2014, we had 1,754 employees worldwide compared to 1,473 employees at July 31, 2013. The increase in employees is the most significant driver behind the increase in costs and operating expenses in fiscal 2014. Even though we have recently adopted a cost optimization plan that will reduce certain positions and shift other positions to lower-cost, talent-rich locations, we expect to continue hiring additional employees as we continue building the foundation for scaling the Company with a global optimized structure.
Subsequent Events - Restructuring Plan
On August 26, 2014, we announced a restructuring plan to optimize the administrative costs of our operations by realigning our workforce to better reflect our business operations. We expect this optimization plan will reduce our current workforce by approximately 3.7%, or 66 positions, as well as relocate approximately 4.2% of our current workforce, or 75 positions, from our facilities in Sunnyvale, California, to our facilities in Portland, Oregon, Bangalore, India, and Cork, Ireland. We estimate that we will incur pre-tax restructuring charges of between approximately $6.0 million to $8.0 million, substantially all of which would result in cash expenditures for employee termination benefits and related costs, as well as between $2.3 million and $4.3 million in other pre-tax costs related to these restructuring charges, including temporary, redundant personnel and facility costs, recruiting costs and other travel and personnel-related costs associated with employee transitions to lower cost operating locations. We expect that these pre-tax charges will be expensed over the first three quarters of fiscal 2015, with the majority of the charges expected to be expensed in the first half of fiscal 2015.
Stock Repurchase
As of July 31, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014). We are authorized to make repurchases in the market until our Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital. During fiscal 2014 and 2013, we repurchased a total of 14,729,540 shares and 5,311,332 shares, respectively, for a total of purchase price of $263.0 million and $86.2 million, respectively. At July 31, 2014, $130.9 million remains authorized for repurchase under our stock repurchase program.
Significant Events
Business Combinations
On May 13, 2013, the Company acquired Meridian Apps, Inc. ("Meridian"), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. As a result of this acquisition, the Company is offering indoor location-based services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets. The purchase price consideration was $16.8 million, consisting of cash consideration. In addition, we are obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became our employees, which is payable over a period of approximately three years from the closing date, subject to continued employment. For fiscal 2014 and 2013, we recorded compensation costs of $3.5 million and $0.8 million, respectively, in research and development expenses associated with this additional cash compensation. See Note 2, Business Combinations, of the Notes to Consolidated Financial Statements.

Legal Settlement
During the fourth quarter of our fiscal 2013, we reached a settlement resolving the lawsuit filed against us by Nomadix, Inc. As part of the settlement, we agreed to pay Nomadix an amount in consideration for, among other things, a perpetual non-exclusive license to the patent asserted by Nomadix. The settlement amount was recorded in the fourth quarter of fiscal 2013. The terms of the settlement are confidential. Although the settlement did have a material impact to our Consolidated Statements of Operations, it did not have a material adverse effect on our consolidated financial position or cash flows for fiscal 2013.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue primarily from sales of our ArubaOS operating system, controllers and gateways, wireless access points, switches, application software modules, access management solution, multi-vendor management solution software, and support and professional services.
We sell our products to channel partners and end customers located in the United States, EMEA, APAC, and other parts of the world. We continue to expand into international locations and introduce our products in new markets. For fiscal 2015, we expect international revenue to increase in absolute dollars and remain in the approximate percentage range of recent years. For more information about our international revenue, see Note 11, Segment Information and Significant Customers, of the Notes to Consolidated Financial Statements.
Support services consist of software updates, on a when-and-if available basis, and telephone and Internet access to technical support personnel and hardware support. We provide customers with rights to unspecified software product upgrades and to maintenance releases and patches released during the term of the support period. Professional services consist of consulting and training services. Consulting services primarily consist of design as well as onsite and remote support services. Training services are typically instructor-led or online courses on the use of our products.
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
Cost of support and professional services revenue is primarily comprised of personnel costs, including stock-based compensation expense, for providing technical support. In addition, we engage third-party support vendors to complement our internal support resources, the costs of which are included within costs of support and professional services revenue.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	changes in the mix of products and services sold or manner in which products are sold in our channel;

•	the percentage of revenue from international regions;

•	changes in price competition and discounting pressures;

•	changes in material, labor or other manufacturing-related costs;

•	excess product component or obsolescence charges from our contract manufacturers;

•	write-downs for obsolete or excess inventory;

•	changes in costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand;

•	timing of revenue recognition and revenue deferrals;

•	warranty-related issues;

•	freight charges;

•	timing and pricing with regard to the introduction of new products or new product platforms and the related transition from older products to newer products;

•	entry into new markets with different pricing and cost structures;

•	amortization expense from our intangible assets which is mainly existing technology;

•	amortization of capitalized software development costs;

•	support attach rates and customer renewal rate; and

•	timing of investments in headcount and resources to support our professional service offerings.
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
Research and Development Expenses
Research and development expenses primarily consist of personnel costs and facilities costs. We expense research and development expenses as incurred. We are devoting substantial resources to the continued development of additional functionality for existing products and the development of new products. We intend to continue to invest significantly in our research and development efforts because we believe it is essential to maintaining our competitive position. For fiscal 2015, we expect research and development expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2014.
Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect sales and marketing expenses will continue to be our most significant operating expense. Generally, new sales personnel are not as productive as existing personnel, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected immediately to result in increased revenue. Some of our sales personnel may never become as productive as anticipated or may not become as productive in the time frame originally expected. As a result, these expenses will reduce our operating margin unless and until the new sales personnel become equally productive and generate the amount of revenue expected. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2015, we expect sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and decrease as a percentage of revenue compared to fiscal 2014.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning ("ERP") and other systems. Further, our general and administrative expenses include professional services consisting of outside legal, audit, tax, Sarbanes-Oxley and IT consulting costs, and non-income tax reserves. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages or settlements could have a significant impact on our financial statements. For fiscal 2015, we expect general and administrative expenses to increase in absolute dollars and decrease as a percentage of revenue compared to fiscal 2014. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income, net
Other income, net includes interest income primarily from cash equivalents and short-term investments, accretion of discount or amortization of premium on short-term investments, losses or gains from foreign exchange rate changes, and changes in the valuation of our contingent rights liability associated with our acquisition of Azalea Networks, Inc. in September 2010.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Years ended July 31,
	2014	2013	2012
Revenue:
Product	81.7%	82.7%	84.1%
Support and professional services	18.3%	17.3%	15.9%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue:
Product	25.7%	24.8%	25.2%
Support and professional services	5.2%	4.6%	4.1%
Total cost of revenue	30.9%	29.4%	29.3%
Gross margin	69.1%	70.6%	70.7%
Operating expenses:
Research and development	23.2%	23.3%	21.2%
Sales and marketing	37.7%	38.5%	38.4%
General and administrative	8.2%	8.5%	9.0%
Legal settlements	—%	2.3%	—%
Total operating expenses	69.1%	72.6%	68.6%
Operating income (loss) margin	—%	(2.0)%	2.1%
Other income, net
Interest income	0.1%	0.2%	0.2%
Other income, net	—%	0.1%	0.3%
Income (loss) before provision for income taxes	0.1%	(1.7)%	2.6%
Provision for income taxes	4.0%	3.6%	4.3%
Net loss	(3.9)%	(5.3)%	(1.7)%

Revenue

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Total revenue	$728,933	$600,044	$516,769
Type of revenue:
Product	$595,375	$496,343	$434,733
Support and professional services	133,558	103,701	82,036
Total revenue	$728,933	$600,044	$516,769
Percentage revenue by type:
Product	81.7%	82.7%	84.1%
Support and professional services	18.3%	17.3%	15.9%
Revenue by geography:
United States	$476,114	$379,447	$323,331
Europe, the Middle East and Africa	132,847	106,427	89,540
Asia Pacific	102,666	94,361	89,677
Rest of World	17,306	19,809	14,221
Total revenue	$728,933	$600,044	$516,769
Percentage revenue by geography:
United States	65.3%	63.2%	62.6%
Europe, the Middle East and Africa	18.2%	17.7%	17.3%
Asia Pacific	14.1%	15.7%	17.5%
Rest of World	2.4%	3.3%	2.8%
Total revenue by sales channel:
Indirect	$666,251	$560,313	$477,974
Direct	62,682	39,731	38,795
Total revenue	$728,933	$600,044	$516,769
Percentage revenue by sales channel:
Indirect	91.4%	93.4%	92.5%
Direct	8.6%	6.6%	7.5%
Fiscal 2014 revenue compared to fiscal 2013 revenue
For fiscal 2014, total revenue increased $128.9 million, or 21.5%, compared to fiscal 2013. The revenue growth was driven primarily by an expansion of our customer base coupled with incremental purchases from existing customers as a result of ongoing strength in the enterprise mobility market, which continues to benefit from BYOD initiatives and strong uptake of our 802.11ac access points, as well as positive results from our significant investments in sales efforts during fiscal 2014. For fiscal 2014, compared with fiscal 2013 and fiscal 2012, revenue growth was partially offset by a decline in certain large service provider sales in APAC.
Product revenue increased $99.0 million, or 20.0% during fiscal 2014 compared to fiscal 2013. The increase in product revenue was primarily driven by a combination of strong demand for our Access Points, particularly our Instant access points and our 802.11ac products and increasing demand for our ClearPass and switching solutions.
The rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization are driving the increase in demand for our products. Our mobility solutions, further enhanced by the introduction of ClearPass and our Instant access point solutions, continue to gain momentum as companies move toward a next generation Mobility-Defined Network. We continue to add new customers each fiscal year.
Support and professional services revenue increased $29.9 million, or 28.8%, during fiscal 2014 compared to fiscal 2013. The increase in support revenue was primarily a result of increased initial sales and renewals of post-contract support agreements boosted by higher product sales, higher professional services, and a larger customer installed base. The increase in professional service revenue was primarily a result of stronger overall demand for our ClearPass, AirWave and Public Facing Enterprise ("PFE") solutions, leveraged by an expansion of our internal professional services team and our installation services partners.

As a percentage of total revenue, U.S. revenue increased $96.7 million, or 25.5%, during fiscal 2014 compared to fiscal 2013. Revenue from shipments to locations outside the U.S. increased $32.2 million, or 14.6%, during fiscal 2014 compared to fiscal 2013. The increase in revenue in the United States and locations outside the United States was primarily due to overall market growth and increased market penetration led by a significantly larger sales organization in fiscal 2014 than fiscal 2013.
Revenue from our indirect sales channel increased $105.9 million, or 18.9%, during fiscal 2014 compared to fiscal 2013. Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.
Fiscal 2013 revenue compared to fiscal 2012 revenue
For fiscal 2013, total revenue increased $83.3 million, or 16.1%, over fiscal 2012, primarily due to an increase in product revenue.
Product revenue increased $61.6 million, or 14.2% during fiscal 2013 compared to fiscal 2012. Our increased product revenue was primarily driven by higher sales of Access Point and Controller hardware, as well as related software solutions. We also saw higher switching revenue in fiscal 2013 compared to 2012.
Support and professional services revenue increased $21.7 million, or 26.4%, during fiscal 2013 compared to fiscal 2012. This increase is primarily a result of increased initial sales and renewals of post-contract support agreements resulting from higher product sales and a larger customer install base, as well as higher professional service revenue.
Revenue from our indirect sales channel increased $82.3 million during fiscal 2013 compared to fiscal 2012 and increased slightly as a percentage of revenue from 92.5% to 93.4%.
Revenue from shipments to locations outside the U.S. increased $27.2 million, or 14.0%, during fiscal 2013 compared to fiscal 2012 due to stronger demand across all of our geographies. As a percentage of total revenue, U.S. revenue was slightly up during fiscal 2013 compared to 2012, from 62.6% to 63.2%.
In fiscal 2013, ratable product and related professional services and support revenue and the related cost of revenue in fiscal 2012 have been reclassified to support and professional services revenue and related cost of revenue in the Consolidated Statements of Operations, respectively. We believe the ratable product and related support and professional services revenue and related cost of revenue are not material to the total consolidated revenue and cost of revenue, and their nature is consistent with support and professional services revenue and related cost of revenue.
Cost of Revenue and Gross Margin

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Total revenue	$728,933	$600,044	$516,769
Cost of product revenue	$186,976	$149,113	$130,446
Cost of support and professional services revenue	37,805	27,366	20,992
Total cost of revenue	224,781	176,479	151,438
Gross profit	$504,152	$423,565	$365,331

Gross margin	69.1%	70.6%	70.7%
Fiscal 2014 cost of revenue and margin compared to fiscal 2013 cost of revenue and margin
For fiscal 2014, our total cost of revenue increased $48.3 million, or 27.4%, compared to fiscal 2013. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, Accton, and Flextronics, our largest contract manufacturers. For fiscal 2014, payments to WNC, Sercomm, Accton, and Flextronics constituted approximately 36%, 23%, 17%, and 5%, respectively, of our cost of product revenue. Additionally, cost of product revenue was impacted by an increase of $2.9 million in amortization of intangible assets during fiscal 2014, compared to fiscal 2013, primarily as a result of a full year of amortization expense related to intangible assets acquired in our acquisition of Meridian Apps, Inc. (in May 2013) compared with two months of amortization in fiscal 2013, and the acceleration of amortization of certain intangible assets deemed to have reached their end of life during the fourth quarter of fiscal 2014.

For fiscal 2014, our total cost of support and professional services revenue increased $10.4 million, or 38.1%, compared to fiscal 2013. For fiscal 2014, cost of support and professional services was primarily impacted by an increase of $4.4 million, $1.7 million, $2.6 million, and $1.1 million in personnel compensation, stock-based compensation, outside services, and facilities and IT-related expenses, respectively, as compared to fiscal 2013. These increases are primarily the result of an increase in headcount and outside services to support the corresponding increase in support and professional service revenue, including increased costs associated with our initiative to increase professional services delivery capabilities to accelerate the expansion of our solutions and increased costs for outside services, as we expanded our customer support call centers during fiscal 2014. On August 26, 2014, we announced a restructuring plan that will reduced certain positions, and shift other positions to lower-cost, talent-rich locations, providing the foundation for scaling the Company to an efficient global infrastructure, improving our cost structure.
Our total gross margin decreased 150 basis points to 69.1% for fiscal 2014, compared to 70.6% in fiscal 2013. The decrease in gross margin was primarily due to product mix changes and increases in our professional services business. The changes in product mix were due, in part, to stronger demand for our switch solutions and the timing of the transition to our new 802.11ac products (both primarily in the third quarter of fiscal 2014), and stronger demand for our Instant access points throughout fiscal 2014.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications. In addition, we plan to continue hiring additional professional services personnel to support various product initiatives and our international customer base, which would increase our cost of support and professional services.
Fiscal 2013 cost of revenue and margin compared to fiscal 2012 cost of revenue and margin
For fiscal 2013, our total cost of revenue increased $25.0 million, or 16.5%, as compared to fiscal 2012. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to Sercomm, WNC, Accton, and Flextronics, our largest contract manufacturers. For fiscal 2013, payments to Sercomm, WNC, Accton, and Flextronics constituted approximately 35%, 28%, 13%, and 12%, respectively, of our cost of product revenue. Additionally, cost of product revenue was impacted by an increase of $1.3 million in freight costs due to increased material flows and new product introductions and stock-based compensation which increased by $1.0 million during fiscal 2013 compared to fiscal 2012.
Our cost of support and professional services revenue increased $6.4 million, or 30.4%, during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to the corresponding increase in our service revenue, as well as increased costs associated with our initiative to increase professional services delivery capabilities and increased outside services as we expanded our customer support call centers.
Our gross margin decreased 10 basis points to 70.6% for fiscal 2013 as compared to 70.7% for fiscal 2012, primarily due to changes in our product and geographical mix, as well as decreased gross margins on services revenue.
Research and Development Expenses

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Research and development expenses	$169,328	$139,746	$109,448
Percent of total revenue	23.2%	23.3%	21.2%
For fiscal 2014, research and development expenses increased $29.6 million, or 21.2%, compared to fiscal 2013. The increase was primarily due to an increase in headcount-related expenses and product development, as we continued to enhance our technology solutions, develop new products and support our business growth strategy.
For fiscal 2014, personnel compensation and related expenses increased $18.0 million, or 18.5%, compared to fiscal 2013, primarily as a result of increased headcount, including an increase in stock-based compensation expense of $7.6 million, or 20.9%. Depreciation expense and expensed equipment increased $4.0 million, or 32.9%, for fiscal 2014 compared to fiscal 2013, as we continued to invest in lab equipment and prototypes to support our product development efforts. Facilities and IT-related expenses in connection with our worldwide research and development efforts also increased $4.9 million, or 33.3%, as the result of an increase in personnel during fiscal 2014 compared to fiscal 2013. Product certification fees to support the introduction and worldwide expansion of our new product releases and existing products increased $1.3 million, or 50.9%, for fiscal 2014 compared to fiscal 2013.

For fiscal 2013, research and development expenses increased $30.3 million, or 27.7%, compared to fiscal 2012. As a result of the increase in employee and contractor headcount, personnel compensation and related expenses and contractor expenses increased $18.1 million, or 22.1%, including an increase in stock-based compensation of $5.2 million, or 16.5%, and an increase in contractor expenses of $1.7 million, or 172.7%, for fiscal 2013 compared to fiscal 2012, as we supported the development of new products, refreshed our ArubaOS, and upgraded our hardware platforms. For fiscal 2013, depreciation expense increased $3.8 million, or 73.4%, compared to fiscal 2012, as we invested in additional lab equipment and related infrastructure to support the expansion of our research and development efforts in international locations. For fiscal 2013, facilities and IT-related expenses in connection with our worldwide research and development efforts increased $5.2 million, or 54.5%, compared to fiscal 2013, as we expanded our infrastructure to support our research and development efforts and increased in personnel.
Sales and Marketing Expenses

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Sales and marketing expenses	$274,835	$230,805	$198,373
Percent of total revenue	37.7%	38.5%	38.4%
For fiscal 2014, sales and marketing expenses increased $44.0 million, or 19.1%, compared to fiscal 2013. The increase was primarily as a result of expanding our headcount and higher sales commission expense in support of our go-to-market strategy.
As a result of increased headcount, personnel compensation and related expenses increased $34.6 million, or 20.5%, in fiscal 2014 compared to fiscal 2013, including an increase in stock-based compensation expense of $4.3 million, or 11.5%. Marketing expenses increased $2.9 million, or 22.2%, during fiscal 2014 compared to fiscal 2013, primarily due to field marketing efforts and programs to introduce and promote our new and existing products, including an expansion of our partner and customer conferences. Additionally, as a result of increased headcount, recruiting, travel and entertainment, equipment, and other headcount supporting expenses increased $3.1 million, or 17.2% during fiscal 2014 compared to fiscal 2013. Facilities and IT-related expenses increased $2.9 million, or 31.1%, during fiscal 2014 compared to fiscal 2013, as we expanded our infrastructure to support our sales and marketing efforts and increase in personnel.
For fiscal 2013, sales and marketing expenses increased $32.4 million, or 16.3%, compared to fiscal 2012. As a result of an increase in headcount, personnel compensation and related expenses increased $22.3 million, or 15.3%, including an increase in stock-based compensation of $3.1 million, or 9.0%. Marketing expenses increased $2.1 million, or 18.5%, primarily due to increased participation in trade shows to introduce and promote our new products. Additionally, as a result of increased headcount, recruiting, travel and entertainment, equipment, and other headcount supporting expenses increased $2.5 million, or 16.3% during fiscal 2013 compared to fiscal 2012. Facilities and IT-related expenses increased $4.4 million, or 91.2%, during fiscal 2013 compared to fiscal 2012, as we expanded our sales and marketing infrastructure, including increasing headcount, to support our business growth.
General and Administrative Expenses

	Years ended July 31,
	2014	2013	2012
	(in thousands)
General and administrative expenses	$60,004	$51,030	$46,775
Percent of total revenue	8.2%	8.5%	9.0%
For fiscal 2014, general and administrative expenses increased $9.0 million, or 17.6%, compared to fiscal 2013. The increase was primarily a result of expanding our headcount to support our business growth. For fiscal 2014, personnel compensation and related expenses increased $5.5 million, or 18.0%, including an increase in stock-based compensation expense of $1.0 million, or 6.3%, as a result of increased headcount and higher compensation incentives compared to fiscal 2013. Outside services increased $2.0 million, or 15.9%, in fiscal 2014 compared to fiscal 2013, primarily due to higher patent-related legal expenses as a result of dealing with a higher volume of legal matters. Facilities and IT-related expenses increased $1.3 million, or 40.1%, during fiscal 2014 compared to fiscal 2013, as we continued to expand our general and administrative infrastructure, including increasing headcount, to support our business growth. The aforementioned increases were partially offset by a decrease of the bad debt expense of $0.8 million, or 113.7%, as a result of lower reserves for accounts receivable required in fiscal 2014 compared to fiscal 2013.

For fiscal 2013, general and administrative expenses increased $4.3 million, or 9.1%, compared to fiscal 2012, primarily as a result of the expansion of our general and administrative infrastructure, including an increase in headcount, to support our business growth. As a result of the increase in employee headcount, personnel compensation and related expenses increased $3.6 million, or 13.2%, including an increase in stock-based compensation of $2.8 million, or 21.8%, for fiscal 2013 compared to fiscal 2012. In fiscal 2013, we also incurred higher headcount support expenses and facilities and IT-related expenses of $0.3 million, or 24.3%, and $0.8 million, or 33.5%, respectively, compared to fiscal 2012, to support our headcount increase and growth of our general and administrative organization. The aforementioned increases in expenses were partially offset by lower professional services of $0.7 million, or 5.4%, in fiscal 2013 compared to fiscal 2012, primarily due to lower spending on patent legal services as a result of a lower volume of legal matters.
Legal Settlements

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Legal settlements	$250	$14,000	$—
Percent of total revenue	—%	2.3%	—%
For fiscal 2014, legal settlement expenses related to patent infringement assertions decreased $13.8 million, or 98.2%, compared to fiscal 2013. In the first quarter of fiscal 2014, we made full payment of a patent infringement legal settlement of $14.0 million, which had been recorded in the fourth quarter of fiscal 2013, which accounted for the decrease in fiscal 2014. Although this legal settlement had a material impact to our Consolidated Statements of Operations for fiscal 2013, it did not have a material adverse effect on our consolidated financial position or cash flows for fiscal 2013. In the fourth quarter of fiscal 2014, we recorded a patent infringement legal settlement of $0.3 million that is expected to be paid in full in the first quarter of fiscal 2015. In fiscal 2012, there were no legal settlements.
Other Income, Net

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Interest income	$843	$1,138	$1,194
Other income (expense), net	(173)	653	1,631
Total other income, net	$670	$1,791	$2,825
Percent of total revenue	0.1%	0.3%	0.5%
For fiscal 2014, total other income, net decreased $1.1 million, or 62.6%, compared to fiscal 2013. For fiscal 2014, interest income decreased $0.3 million, or 25.9%, primarily due to lower invested balances in short-term investments, our primary source of our interest income. Our average short-term investments balance for fiscal 2014 was $185.4 million compared with $244.5 million in fiscal 2013. For fiscal 2014, other income (expense), net decreased $0.8 million or 126.5%, compared to fiscal 2013, primarily as a result of a change in valuation and a gain totaling $1.7 million recognized in fiscal 2013 from our contingent rights liability associated with our acquisition of Azalea Networks, Inc. ("Azalea"), which expired in December 2012 ($1.3 million gain recognized upon expiration). This change in valuation and gain were partially offset by losses of $0.7 million from changes in foreign exchange rates and $0.2 million from other miscellaneous expenses during fiscal 2014 compared to fiscal 2013. For further information on Azalea refer to Note 3, Contingent Rights Liability Arising from Business Combinations, of the Notes to Consolidated Financial Statements.
For fiscal 2013, total other income, net decreased $1.0 million, or 36.6%, compared to fiscal 2012, primarily as a result of a decrease in other income of $0.7 million from the change in valuation of our contingent rights liability associated with Azalea, and an increase in losses of $0.3 million related to changes in foreign exchange rates. The decrease in interest income in fiscal 2013 compared to fiscal 2012 was not material.

Provision for Income Taxes

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes	$405	$(10,225)	$13,560
Provision for income taxes	29,370	21,383	22,411
Net loss	$(28,965)	$(31,608)	$(8,851)
Effective tax rate	7,251.9%	209.1%	165.3%
Our effective tax rate in all periods is the result of a mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The provision for income taxes differs from the tax computed at the U.S. federal statutory income tax rate due primarily to the fixed amortization of tax capitalized in connection with an international restructuring in fiscal 2012, state taxes, nondeductible stock-based compensation, research and development tax credits, the difference between foreign tax rates and the U.S. tax rate, and an increase in the valuation allowance for deferred tax assets. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation.
Our effective tax rate for fiscal 2014 differed from the effective tax rate for fiscal 2013 primarily due to a decrease in U.S. research and development credits, an increase in uncertain tax positions, and a change in the mix of our earnings or losses in jurisdictions with different tax rates.
Our effective tax rate for fiscal 2013 differed from the effective tax rate for fiscal 2012 primarily due to an increase in non-deductible stock-based compensation, an increase in our valuation allowance for deferred tax assets, and a change in the mix of our earnings or losses in jurisdictions with different tax rates, partially offset by an increase in our U.S. research and development credit benefit of approximately $1.9 million, recorded in fiscal 2013, due to the retroactive extension of the credit to fiscal 2012.
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
We recorded a deferred charge during the first quarter of fiscal 2012 related to the deferral of income tax expense on intercompany profits that resulted from the sale of our intellectual property rights outside of North and South America to our Irish subsidiary. We also record deferred charges on other sales of intangible properties as they occur. The deferred charge from these transactions is included in prepaids and other current and other non-current assets on the Consolidated Balance Sheets. As of July 31, 2014, the balance in prepaids and other current assets and other non-current assets was $1.0 million and $1.9 million, respectively. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property, and will increase our effective tax rate during the amortization period. The deferred charge resulted in a 1,984.5 point increase to our effective tax rate for fiscal 2014 from 5,267.4% to 7,251.9%. While we have yet to realize any tax savings to date, we expect to realize a reduction in our effective tax rate in fiscal 2015 as a result of our corporate reorganization after the deferred charges have been materially amortized.
We file income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to our net operating loss and credit carryfowards, substantially all years are subject to examination. There are no major income tax audits currently in progress as of July 31, 2014.
For further information, refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements.
Quarterly Fluctuations in Operating Results
The following table sets forth our unaudited quarterly Consolidated Statement of Operations data for each of the eight quarters ended July 31, 2014. In management’s opinion, the data has been prepared on the same basis as the audited Consolidated Financial Statements included in this report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of this data.
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

	For the three months ended
FY 2014	July 31, 2014	April 30, 2014	January 31, 2014	October 31, 2013
	(in thousands, except per share data)
Revenue
Product	$167,588	$155,201	$141,755	$130,831
Support and professional services	35,274	33,587	34,601	30,096
Total revenue	202,862	188,788	176,356	160,927
Cost of revenue
Product	53,127	50,428	43,303	40,118
Support and professional services	9,856	9,466	10,050	8,433
Total cost of revenue	62,983	59,894	53,353	48,551
Gross profit	139,879	128,894	123,003	112,376
Operating expenses
Research and development	43,376	42,922	42,585	40,445
Sales and marketing	72,071	70,151	69,569	63,044
General and administrative	15,719	15,302	14,468	14,515
Legal settlement	250	—	—	—
Total operating expenses	131,416	128,375	126,622	118,004
Operating income (loss)	8,463	519	(3,619)	(5,628)
Other income (expense), net
Interest income	182	183	217	261
Other income (expense), net	(165)	(198)	(81)	270
Total other income (expense), net	17	(15)	136	531
Income before provision for (benefit from) income taxes	8,480	504	(3,483)	(5,097)
Provision for income taxes	12,566	6,855	7,219	2,730
Net loss	$(4,086)	$(6,351)	$(10,702)	$(7,827)
Shares used in computing net loss per common share, basic	107,339	107,293	107,153	112,011
Net loss per common share, basic	$(0.04)	$(0.06)	$(0.10)	$(0.07)
Shares used in computing net loss per common share, diluted	107,339	107,293	107,153	112,011
Net loss per common share, diluted	$(0.04)	$(0.06)	$(0.10)	$(0.07)

	For the three months ended
FY 2013	July 31, 2013	April 30, 2013	January 31, 2013	October 31, 2012
	(in thousands, except per share data)
Revenue
Product	$125,025	$121,195	$130,901	$119,222
Support and professional services	28,039	25,941	24,461	25,260
Total revenue	153,064	147,136	155,362	144,482
Cost of revenue
Product	38,505	36,782	37,665	36,161
Support and professional services	7,228	7,190	6,991	5,957
Total cost of revenue	45,733	43,972	44,656	42,118
Gross profit	107,331	103,164	110,706	102,364
Operating expenses
Research and development	38,112	34,983	34,688	31,963
Sales and marketing	62,289	57,199	57,398	53,919
General and administrative	13,275	13,405	12,399	11,951
Legal settlement	14,000	—	—	—
Total operating expenses	127,676	105,587	104,485	97,833
Operating income (loss)	(20,345)	(2,423)	6,221	4,531
Other income (expense), net
Interest income	263	266	293	316
Other income (expense), net	(487)	(114)	978	276
Total other income (expense), net	(224)	152	1,271	592
Income (loss) before provision for income taxes	(20,569)	(2,271)	7,492	5,123
Provision for (benefit from) income taxes	(4,988)	17,920	2,502	5,949
Net income (loss)	$(15,581)	$(20,191)	$4,990	$(826)
Shares used in computing net income (loss) per common share, basic	114,202	114,411	112,584	111,976
Net income (loss) per common share, basic	$(0.14)	$(0.18)	$0.04	$(0.01)
Shares used in computing net income (loss) per common share, diluted	114,202	114,411	123,270	111,976
Net income (loss) per common share, diluted	$(0.14)	$(0.18)	$0.04	$(0.01)
Prior Period Adjustments
In the fourth quarter of fiscal 2014, we recorded certain out-of-period adjustments to correct errors that reduced revenue by $1.5 million in the three months ended July 31, 2014, of which $0.7 million relates to the three months ended January 31, 2014 and $0.8 million relates to fiscal 2011. The impact of this correction resulted in an increase in our net loss of $0.9 million in the three months ended July 31, 2014 and $0.4 million in fiscal 2014. We have assessed the impact of these adjustments for the three months ended July 31, 2014 and fiscal 2014, and on previously reported financial statements and concluded that the adjustments are not material, either individually or in the aggregate, to any of the aforementioned reporting periods, including previously reported Consolidated Financial Statements for the three months ended January 31, 2014 and fiscal 2011. On that basis, we have recorded the adjustments in the three months ended July 31, 2014.
In the first quarter of fiscal 2013, we recorded an out-of-period adjustment to correct an error that increased the provision for income taxes by $1.8 million which related to the fourth quarter of fiscal 2012. The impact of this correction would have resulted in an increase in net loss of $1.8 million for the fourth quarter of fiscal 2012 and fiscal 2012. We have assessed the impact of this adjustment on previously reported financial statements and for fiscal 2013 and concluded that the adjustment was not material, either individually or in the aggregate to previously reported Consolidated Financial Statements. On that basis, we have recorded the adjustment in the first quarter of fiscal 2013.

Liquidity and Capital Resources

	July 31, 2014	July 31, 2013
	(in thousands)
Working capital	$244,004	$368,760
Cash and cash equivalents	$118,594	$144,919
Short-term investments	$166,359	$269,882

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$112,692	$153,213	$112,861
Cash provided by (used in) investing activities	$79,453	$(98,831)	$(96,327)
Cash provided by (used in) financing activities	$(218,470)	$(43,111)	$36,467

As of July 31, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, and municipal notes and bonds. Cash, cash equivalents and short-term investments decreased $129.8 million during fiscal 2014 from $414.8 million as of July 31, 2013 to $285.0 million as of July 31, 2014, primarily as a result of repurchases of our common stock (under our stock repurchase program) of $263.0 million in fiscal 2014 and the payment of a legal settlement of $14.0 million in the first quarter of fiscal 2014. As of July 31, 2014, we had $76.0 million of cash and cash equivalents held outside the United States. Refer to Note 9, Income Taxes, of the Notes to Consolidated Financial Statements, for information concerning the potential tax impact of repatriating earnings for certain non-U.S. subsidiaries that are permanently reinvested outside of United States. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which could materially affect our financial results.
Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the extent to which we increase spending on personnel and the continued growth in revenue and cash collections. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and related cash flows. In the future, we anticipate achieving cash tax savings and a reduction in our overall tax rate as a result of our corporate organization structure implemented in fiscal 2012 offset by increases in our cash tax obligations after our tax loss and credit carryforwards have been utilized. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel related expenditures, purchases of inventory, purchases of property and equipment, and facilities and IT-related expenditures.
During fiscal 2014, net cash provided by operating activities decreased $40.5 million compared to fiscal 2013. This decrease was primarily due to a decrease of $51.4 million from changes in operating assets and liabilities, offset by an increase in cash flows of $10.9 million generated from operations after adjusting our net loss for fiscal 2014 for non-cash items.
The increase in cash flows from operations of $10.9 million, as described above, was primarily due to an increase in depreciation and amortization of $5.8 million and an increase of stock-based compensation expense of $15.0 million, which were partially offset by a decrease in the excess tax benefits associated with stock-based compensation of $8.9 million and a decrease of deferred income taxes of $3.5 million.
The decrease from changes in operating assets and liabilities of $51.4 million, as described above, was primarily a result of a decrease in accounts payable and other current and noncurrent liabilities of $64.4 million and a decrease in other noncurrent assets of $7.8 million, which were partially offset by an increase in accounts receivable, prepaids and other current assets and income taxes payable of $4.6 million, $2.7 million, and $10.9 million, respectively. The decrease of $64.4 million in accounts payable and other liabilities was primarily due to lower partner rebates balances due to timing of payments and payment of a legal settlement in the first quarter of fiscal 2014.

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
Cash Flows from Investing Activities
Cash from investing activities increased $178.3 million during fiscal 2014 compared to fiscal 2013. This increase in investing activities was primarily due to larger sales and maturities, net of purchases, of short-term investments of $161.3 million (primarily to fund purchases of our common stock under our share repurchase program), as well as a decrease in purchases of acquisition and investments in private companies of $18.5 million in fiscal 2014 compared to fiscal 2013. This increase in investing activities was offset by an increase in purchases of long-lived assets of $2.8 million in fiscal 2014 compared to fiscal 2013, primarily to support the growth of our business.
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
Cash Flows from Financing Activities
Cash used in financing activities increased by $175.4 million during fiscal 2014 compared to fiscal 2013. This increase in financing activities was primarily due to an increase of $176.8 million in purchases of our common stock under our stock repurchase program, offset by a decrease of cash proceeds from issuance of common stock of $7.5 million in fiscal 2014 compared to fiscal 2013, and an increase of $8.9 million in the excess tax benefits associated with stock-based compensation expense in fiscal 2014 compared to fiscal 2013.
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
Contractual Obligations & Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations at July 31, 2014:

	Total	Less Than 1 Year	1 — 3 Years	3 — 5 Years	More Than 5 Years
	(In thousands)
Operating leases	$20,979	$8,096	$11,502	$1,381	$—
Purchase obligations (1)	45,429	35,029	8,449	500	1,451
Total contractual obligations	$66,408	$43,125	$19,951	$1,881	$1,451

(1)
Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long term liabilities on our balance sheet include $11.3 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. In fiscal 2014, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest on these investments. As a result, we account for these investments on a cost basis and do not consolidate their activity. Certain events may require a reassessment of our investments in these privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we do not control these entities, we do not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of July 31, 2014, we had no off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk
As of July 31, 2014, foreign currency cash accounts totaled $23.9 million, primarily in the Euro, British Pounds, Chinese Yuan, and Australian Dollars.
All of our sales contracts are denominated in U.S. Dollars and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, and Australian Dollar. To date, we have not entered into hedging contracts because expenses in foreign currencies have not been material, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.4 million change in the value of our foreign currency cash accounts at July 31, 2014.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $285.0 million and $414.8 million as of July 31, 2014, and July 31, 2013, respectively. The cash, cash equivalents and short-term investments are primarily held for working capital for general corporate purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as short-term investments. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during fiscal 2014, our interest income on cash, cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels.

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
Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this assessment, management has concluded that, as of July 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of July 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on the following page.

/s/ Dominic P. Orr	/s/ Michael M. Galvin

Dominic P. Orr President, Chief Executive Officer and Chairman of the Board of Directors September 24, 2014	Michael M. Galvin Chief Financial Officer September 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Aruba Networks, Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Comprehensive Loss, Stockholders’ Equity, and Cash Flows present fairly, in all material respects, the financial position of Aruba Networks, Inc. and its subsidiaries at July 31, 2014 and July 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 24, 2014

ARUBA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013
	(in thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$118,594	$144,919
Short-term investments	166,359	269,882
Accounts receivable, less allowances of $333 and $805, respectively	102,256	93,191
Inventory	39,836	28,895
Deferred costs of revenue	12,721	12,657
Prepaids and other current assets	18,063	20,090
Deferred income tax assets, current	25,676	29,076
Total current assets	483,505	598,710
Property and equipment, net	27,261	27,536
Goodwill	67,242	67,242
Intangible assets, net	19,505	26,937
Deferred income tax assets, non-current	23,962	19,788
Other non-current assets	8,185	6,530
Total assets	$629,660	$746,743
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,763	$24,891
Accrued liabilities	79,491	94,632
Income taxes payable, current	1,087	662
Deferred revenue, current	135,160	109,765
Total current liabilities	239,501	229,950
Deferred revenue, non-current	44,977	31,578
Other non-current liabilities	12,686	8,990
Total liabilities	297,164	270,518
Commitments and contingencies (Note 12)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized; 107,557 and 113,409 shares issued and outstanding, respectively	11	11
Additional paid-in capital	508,374	623,155
Accumulated other comprehensive loss	(1,523)	(1,540)
Accumulated deficit	(174,366)	(145,401)
Total stockholders’ equity	332,496	476,225
Total liabilities and stockholders’ equity	$629,660	$746,743
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended July 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenue
Product	$595,375	$496,343	$434,733
Support and professional services	133,558	103,701	82,036
Total revenue	728,933	600,044	516,769
Cost of revenue (*)
Product	186,976	149,113	130,446
Support and professional services	37,805	27,366	20,992
Total cost of revenue	224,781	176,479	151,438
Gross profit	504,152	423,565	365,331
Operating expenses
Research and development (*)	169,328	139,746	109,448
Sales and marketing (*)	274,835	230,805	198,373
General and administrative (*)	60,004	51,030	46,775
Legal settlements	250	14,000	—
Total operating expenses	504,417	435,581	354,596
Operating income (loss)	(265)	(12,016)	10,735
Other income, net
Interest income	843	1,138	1,194
Other income (expense), net	(173)	653	1,631
Total other income, net	670	1,791	2,825
Income (loss) before income taxes	405	(10,225)	13,560
Provision for income taxes	29,370	21,383	22,411
Net loss	$(28,965)	$(31,608)	$(8,851)

Shares used in computing net loss per common share, basic	108,443	113,284	108,774
Net loss per common share, basic	$(0.27)	$(0.28)	$(0.08)
Shares used in computing net loss per common share, diluted	108,443	113,284	108,774
Net loss per common share, diluted	$(0.27)	$(0.28)	$(0.08)

(*) Includes stock-based compensation expense as follows:
Cost of revenue	$8,580	$6,559	$5,318
Research and development	43,983	36,366	31,203
Sales and marketing	42,128	37,782	34,653
General and administrative	16,490	15,519	12,738
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended July 31,
	2014	2013	2012
	(in thousands)

Net loss	$(28,965)	$(31,608)	$(8,851)

Other comprehensive income (loss), net of tax:
Short-term investments:
Unrealized gains (losses), net of taxes of $(11), $88, and $(14), respectively	84	(135)	32
Realized gains reclassified into earnings	(67)	—	(12)
Net change in unrealized gains (losses) on short-term investments	17	(135)	20
Net change in cumulative translation adjustments	—	—	(1,552)
Other comprehensive income (loss)	17	(135)	(1,532)

Comprehensive loss	$(28,948)	$(31,743)	$(10,383)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance at July 31, 2011	104,905	$10	$450,147	$127	$(104,942)	$345,342
Fair value of shares issued to non-employees	36	—	1,453	—	—	1,453
Exercise of common stock options	3,745	1	21,434	—	—	21,435
Shares issued under employee stock purchase plan	853	—	13,344	—	—	13,344
Repurchases of common stock under stock repurchase program	(1,409)	—	(19,884)	—	—	(19,884)
Stock-based compensation expense related to stock options and restricted stock awards	2,778	—	85,293	—	—	85,293
Excess tax benefit associated with stock-based compensation	—	—	19,768	—	—	19,768
Common stock issued in purchase acquisition	621	—	10,522	—	—	10,522
Unrealized gains on short-term investments, net of taxes	—	—	—	20	—	20
Foreign currency translation adjustments, net of taxes	—	—	—	(1,552)	—	(1,552)
Net loss	—	—	—	—	(8,851)	(8,851)
Balance at July 31, 2012	111,529	11	582,077	(1,405)	(113,793)	466,890
Fair value of shares issued to non-employees	71	—	623	—	—	623
Exercise of common stock options	2,860	—	19,196	—	—	19,196
Shares issued under employee stock purchase plan	838	—	13,998	—	—	13,998
Repurchases of common stock under stock repurchase program	(5,311)	—	(86,211)	—	—	(86,211)
Stock-based compensation expense related to stock options and restricted stock awards	3,422	—	93,187	—	—	93,187
Excess tax benefit associated with stock-based compensation	—	—	285	—	—	285
Unrealized losses on short-term investments, net of taxes	—	—	—	(135)	—	(135)
Net loss	—	—	—	—	(31,608)	(31,608)
Balance at July 31, 2013	113,409	11	623,155	(1,540)	(145,401)	476,225
Fair value of shares issued to non-employees	66	—	317	—	—	317
Exercise of common stock options	2,778	—	10,360	—	—	10,360
Shares issued under employee stock purchase plan	1,089	—	15,377	—	—	15,377
Repurchases of common stock under stock repurchase program	(14,730)	—	(263,029)	—	—	(263,029)
Stock-based compensation expense related to stock options and restricted stock awards	4,945	—	106,517	—	—	106,517
Excess tax benefit associated with stock-based compensation	—	—	15,677	—	—	15,677
Unrealized gains on short-term investments, net of taxes	—	—	—	17	—	17
Net loss	—	—	—	—	(28,965)	(28,965)
Balance at July 31, 2014	107,557	$11	$508,374	$(1,523)	$(174,366)	$332,496
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(28,965)	$(31,608)	$(8,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,495	23,701	19,123
Change in provision for doubtful accounts	(101)	797	125
Write-downs for excess and obsolete inventory	4,289	5,597	4,113
Stock-based compensation expense	111,181	96,226	83,912
Amortization of discounts and premiums on short-term investments	1,931	1,413	1,142
Loss on disposal of property and equipment	244	269	544
Change in valuation of contingent rights liability	—	(1,665)	(2,319)
Deferred income taxes	(3,774)	(237)	15,369
Recovery of escrow funds	—	—	(702)
Excess tax benefit associated with stock-based compensation	(18,822)	(9,906)	(21,572)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,964)	(13,524)	(11,374)
Inventory	(15,230)	(15,970)	1,615
Prepaids and other current assets	2,302	(356)	(14,594)
Deferred costs of revenue	(64)	(1,417)	(4,658)
Other non-current assets	(1,655)	6,119	(8,131)
Accounts payable and other current and non-current liabilities	(20,545)	43,856	4,456
Deferred revenue	38,794	38,282	34,522
Income taxes payable	22,576	11,636	20,141
Net cash provided by operating activities	112,692	153,213	112,861
Cash flows from investing activities
Purchases of short-term investments	(159,231)	(287,183)	(189,218)
Proceeds from sales of short-term investments	89,238	75,806	55,790
Proceeds from maturities of short-term investments	171,613	151,718	72,650
Purchases of property and equipment	(19,417)	(20,655)	(13,044)
Purchases of intangible assets	(2,750)	—	—
Investments in privately-held companies	—	(1,750)	—
Cash paid in acquisitions, net of cash acquired	—	(16,767)	(22,505)
Net cash provided by (used in) investing activities	79,453	(98,831)	(96,327)
Cash flows from financing activities
Proceeds from issuance of common stock	25,737	33,194	34,779
Repurchases of common stock under stock repurchase program	(263,029)	(86,211)	(19,884)
Excess tax benefit associated with stock-based compensation	18,822	9,906	21,572
Net cash provided by (used in) financing activities	(218,470)	(43,111)	36,467
Effect of exchange rate changes on cash and cash equivalents	—	19	(145)
Net increase (decrease) in cash and cash equivalents	(26,325)	11,290	52,856
Cash and cash equivalents, beginning of period	144,919	133,629	80,773
Cash and cash equivalents, end of period	$118,594	$144,919	$133,629

Supplemental disclosure of cash flow information
Income taxes paid	$5,440	$3,344	$5,587
Non-cash investing and financing activities
Net change in accounts payable and accrued liabilities related to purchases of property and equipment	$40	$(513)	$873
Common stock issued for acquisition	$—	$—	$12,000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”) is a leading global provider of enterprise mobility solutions. The Company develops, markets and sells products and services that help solve its customers’ secure mobility requirements through its Mobility-Defined Networks, a network architecture designed to automatically optimize infrastructure-wide performance and trigger security actions that previously required manual intervention by information technology (“IT”) departments. The Company’s goal is to provide simplified, dependable solutions that enable IT departments to quickly, securely and cost-effectively meet their mobility and bring-your-own-device (“BYOD”) needs. The Company’s Mobility-Defined Networks are designed for the all-wireless workplace and an increasingly mobile universe of end-users, who the Company calls GenMobile, who rely on mobile devices for nearly every aspect of their work life and personal communication. The Company derives its revenue primarily from sales of Mobility Controllers with ArubaOS operating system software, controller-less and controller-managed wireless access points, Mobility Access Switches, value-added security software modules, access management system solutions, multi-vendor management solution software, mobility management solution and other software, and support and professional services. The Company has offices in the Americas, Europe, the Middle East and the Asia Pacific regions and employs staff around the world.
Significant Accounting Policies
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of these financial statements in conformity with generally accepted accounting principles in the United States of America requires that the Company make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses as presented in the Consolidated Financial Statements and accompanying notes. The Company’s critical accounting policies are those that affect the Company’s financial statements materially and involve subjective or complex judgments by management. Significant Company estimates include, among others, revenue recognition, stock-based compensation, inventory valuation, allowances for doubtful accounts, fair value measurements, impairment of goodwill and intangible assets, accounting for income taxes, and loss contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although these estimates are based on management’s best knowledge of current events and actions that may impact the Company in the future, actual results may differ from the estimates made by management with respect to these and other items.
Prior Period Adjustments
In the fourth quarter of fiscal 2014, the Company recorded certain out-of-period adjustments to correct errors that reduced revenue by $1.5 million in the three months ended July 31, 2014, of which $0.7 million relates to the three months ended January 31, 2014 and $0.8 million relates to fiscal 2011. The impact of this correction resulted in an increase in the Company's net loss of $0.9 million in the three months ended July 31, 2014 and $0.4 million in fiscal 2014. The Company has assessed the impact of these adjustments for the three months ended July 31, 2014 and fiscal 2014, and on previously reported financial statements and concluded that the adjustments are not material, either individually or in the aggregate, to any of the aforementioned reporting periods, including previously reported Consolidated Financial Statements for the three months ended January 31, 2014 and fiscal 2011. On that basis, the Company has recorded the adjustments in the three months ended July 31, 2014.
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

Reclassifications
The ratable product and related support and professional services revenue and the related cost of revenue in fiscal 2012 have been reclassified to support and professional services revenue and related cost of revenue in the accompanying Consolidated Statements of Operations. The Company believes the ratable product and related support and professional services revenue and related cost of revenue are not material to total revenue and cost of revenue, and the nature of these amounts are consistent with support and professional services revenue and related cost of revenue. The amounts for fiscal 2012 have been reclassified to conform with the current presentation.
Foreign Currency Transactions
The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Accordingly, the Company's monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are translated at historical rates, and revenue and expenses are translated at average exchange rates in effect during each reporting period. The transaction gains and losses are included as a component of other income, net in the accompanying Consolidated Statements of Operations.
Previously, the Company's Irish subsidiary used the Euro as its functional currency. Consequently, all assets and liabilities were translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Translation adjustments were included in stockholders' equity in the accompanying Consolidated Balance Sheets as a component of accumulated other comprehensive loss. As of May 1, 2012, the Company changed its operational strategy and determined that the Irish subsidiary will buy and sell in U.S. dollars. Consequently, the Company changed its functional currency designation for the subsidiary from the Euro to U.S. dollars as of May 1, 2012. The cumulative translation adjustment of $1.5 million as of July 31, 2014 and July 31, 2013 is considered to be the basis in the assets of the Irish subsidiary and will remain as a component of accumulated other comprehensive loss until such time as the Irish subsidiary is liquidated.
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
Short-Term Investments
Short-term investments comprise marketable securities that consist primarily of corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, municipal notes, and bonds with original maturities beyond 90 days at the time of purchase. As the Company views all of its marketable securities as representing the investment of funds available for current operations, and management has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s liquidity needs within the next 12 months, the short-term investments are classified as available-for-sale. The Company’s policy is to protect the value of its investment portfolio and minimize principal risk by earning returns based on current interest rates. The Company's marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of stockholders' equity.
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If other-than-temporary impairment (“OTTI”) has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive loss. The Company determined that there were no investments in its portfolio that were other-than-temporarily impaired as of July 31, 2014 and 2013.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions and has not experienced any losses on its deposits of its cash and cash equivalents and its short-term investments due to concentration of credit risk. The Company’s accounts receivable are derived from revenue earned from customers located in the Americas, Europe, the Middle East and Africa, and Asia Pacific. The Company performs ongoing credit evaluations of its customers’ financial conditions and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable, and to date such losses have been within management’s expectations. See Note 11, Segment Information and Significant Customers, in the Notes to Consolidated Financial Statements for more details on significant customers.
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
Charges to operations relating to allowance for doubtful accounts were $(0.1) million, $0.8 million, and $0.1 million for fiscal 2014, 2013, and 2012, respectively.
Inventory
Inventory consists of hardware and related component parts and is stated at the lower of cost or market. Cost is computed using the standard cost, which approximates actual cost, on a first-in, first-out basis. The Company records inventory write-downs for potentially excess inventory based on forecasted demand, economic trends, and technological obsolescence of its products and transition of inventory related to new product releases. At the point of loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Inventory write-downs are reflected as cost of product revenue and amounted to approximately $4.3 million, $5.6 million, and $4.1 million, for fiscal 2014, 2013, and 2012, respectively.
Deferred Costs of Revenue
When the Company’s products have been delivered, but the product revenue associated with the arrangement has been deferred as a result of not meeting the revenue recognition criteria, the Company also defers the related inventory costs for the delivered items.

Property and Equipment, net
Property and equipment, net are stated at historical cost net of accumulated depreciation. Property and equipment, excluding leasehold improvements, are depreciated using the straight-line method over the estimated useful lives of the respective assets, generally ranging from two to six years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets, or the lease term. Leasehold improvements are recorded at cost with any reimbursements from the landlord being accounted for as a reduction of rent expense using the straight-line method over the lease term. Expenditures for maintenance and repairs are expensed as incurred and significant improvements and betterments that substantially enhance the life of an asset are capitalized.
Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to the statement of operations, under other income, net. Disposals resulted in a loss of $0.2 million, $0.3 million, and $0.5 million for fiscal 2014, 2013, and 2012 respectively.
Software Development Costs
The Company capitalizes certain costs incurred to develop software for internal use and amortizes the capitalized costs on a straight-line basis over the estimated useful life, generally three years. Such capitalized costs include external direct costs utilized in developing or obtaining the applications and payroll and payroll-related expenses for employees who are directly associated with developing the applications. Capitalization of such costs begins when the internal-use software system has reached the application development stage and ceases when the project is substantially complete and ready for its intended purpose. Capitalized internal-use software is included in the computer software category within property and equipment, net, in the Company's Consolidated Balance Sheets. For fiscal 2014 and 2013, the Company capitalized costs associated with internal-use software totaling $1.2 million and $3.5 million, respectively. The unamortized balance of capitalized internal-use software at July 31, 2014 and July 31, 2013 was $3.3 million and related amortization expense for fiscal 2014 and 2013 was $1.2 million and $0.2 million, respectively. There were no capitalized costs for internal-use software in fiscal 2012.
The Company expenses costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. After technological feasibility is established, material software development costs are capitalized. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any related software development costs for fiscal 2014 and 2013.
Intangible Assets, net
Intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed using the straight-line method over the estimated economic lives of the assets, which range from one to thirteen years.
Impairment of Long-lived Assets and Indefinite-lived Intangibles
Long-lived assets, including intangible assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value, which is typically calculated using discounted expected future cash flows. The Company did not recognize any significant impairment charges during fiscal 2014, 2013, and 2012.
Indefinite-lived intangible assets, such as in-process research and development intangibles, are intangible assets that are not subject to amortization and are tested for impairment annually, during the Company's fourth fiscal quarter, or sooner if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Once the research and development efforts are completed or abandoned, the Company shall determine the useful life of the assets and is required to perform an impairment test of the asset. The Company did not recognize any impairment charges related to indefinite-lived intangible assets during fiscal 2014, 2013, and 2012.

Goodwill
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The Company performs impairment testing on its goodwill at least annually, during its fourth fiscal quarter, and sooner if indicators of impairment exist at the reporting unit level. The Company performs its impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of its reporting unit is less than its carrying amount, the Company performs a two-step impairment test. The first step requires the identification of the reporting units and comparison of the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the second step of the impairment test is performed to compute the amount of the impairment. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The Company has determined that it has only one reporting unit. The Company did not recognize any impairment charges related to goodwill during fiscal 2014, 2013, and 2012.
Revenue Recognition
Total revenue is derived primarily from the sale of products and services, including support and professional services. The following revenue recognition policies define the manner in which the Company accounts for its sales transactions.
The Company recognizes revenue when all of the following criteria have occurred: (1) the Company has entered into a legally binding arrangement with a customer; (2) delivery has occurred or the title and risk of loss has passed; (3) customer payment is deemed fixed or determinable and free of contingencies and significant uncertainties; and (4) collection is reasonably assured.
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
The Company’s revenue recognition policies provide that, when a sales arrangement contains multiple elements, such as hardware and software licenses and/or services, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”) of selling price if available, third party evidence (“TPE”) of selling price, if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available. In multiple element arrangements where non-essential software deliverables are included, revenue for these multiple-element arrangements is allocated to the software deliverable and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations or subject to customer-specified return or refund privileges.
The Company establishes VSOE of selling price using the price charged for a deliverable based upon the normal pricing and discounting practices when sold separately. VSOE for support services, professional services, and training is measured by the stand-alone renewal rate offered to the customer. In determining VSOE, the Company requires that a substantial majority of the selling prices for an element falls within a reasonably narrow pricing range, generally evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range of the median rates. In addition, the Company considers major service groups, geographies, customer classifications, and other variables in determining VSOE.

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
When the Company is unable to establish the selling price of its non-software elements using VSOE or TPE, the Company uses BESP in its allocation of the arrangement consideration. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, cost of products, gross margin objectives, pricing practices, geographies, customer classes and distribution channels.
The Company regularly reviews estimated selling price of the product offerings and maintains internal controls over the establishment and updates of these estimates. The Company currently does not expect a material impact in the near term from changes in estimated selling prices, including VSOE of selling price.
Products
Product revenue consists of revenue from sales of the Company’s hardware appliances, perpetual software licenses, and software as a service. The majority of the Company’s products are hardware appliances containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware appliances are considered non-software elements and are not subject to the industry-specific software revenue recognition guidance. For these appliances, delivery occurs upon transfer of title and risk of loss, which is generally upon shipment. It is the Company’s practice to ensure an end-user has been identified by the channel partner prior to shipment to a channel partner. For end-users and channel partners, the Company generally has no significant obligations for future performance such as rights of return or pricing credits.
For sales to direct end-users and certain channel partners, including value-added resellers (“VARs”), the Company recognizes product revenue upon delivery, assuming all other revenue recognition criteria are met. The Company also sells through value-added distributors (“VADs”). A significant portion of the Company’s sales are made through VADs under agreements allowing for stocking of the Company’s products in their inventory, pricing credits and limited rights of return for stock rotation. Product revenue on sales made through these VADs is initially deferred and revenue is recognized upon sell-through as reported by the VADs to the Company.
The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software products may operate on the Company’s hardware appliance but are not considered essential to the functionality of the hardware. Sales of stand-alone software generally include a perpetual license to the Company’s software. For sales of stand-alone software, the Company recognizes revenue based on software revenue recognition guidance. Under the software revenue recognition guidance, the Company uses the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized as product revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is generally deferred and recognized when delivery of those elements occurs or when fair value can be established. When the only undelivered element for which the Company does not have VSOE of selling price is support, revenue for the entire arrangement is bundled and recognized ratably over the support period. Product revenue for the Company's software as a service is recognized ratably over the contractually committed service delivery period.
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
As discussed above under Reclassifications, ratable product and related support and professional services revenue and the related cost of revenue in fiscal 2012 has been reclassified to support and professional services revenue and related cost of revenue to conform to current presentation.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards made to employees and non-employees under the fair value method. The Company’s stock-based awards include stock options, restricted stock units and awards, employee stock purchase plan, and performance-based awards. The Company calculates the fair value of restricted stock and performance-based awards, which are paid in restricted stock, based on the fair market value of its common stock on the date of grant. The Company calculates the fair value of stock options and employee stock purchase plan shares on the date of grant using the Black-Scholes option-pricing model. This methodology requires the use of subjective assumptions such as expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. This fair value is then amortized on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Company determines the amount of stock-based compensation expense based on awards that it ultimately expects to vest, reduced for estimated forfeitures. In addition, stock-based compensation expense includes the effects of awards modified, repurchased or cancelled.
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
A two-step approach is applied for the recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions in its provision for income taxes line in the accompanying Consolidated Statements of Operations.
In computing the tax benefit of stock-based compensation, the Company uses the direct method and the "with and without" method for utilization of tax attributes.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of other comprehensive income (loss) and net loss. Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net loss. Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses from short-term investments, net of tax.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring an entity to release into net income (loss) the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for the Company beginning in its first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This standard update requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This accounting standard update will be effective for the Company's fiscal 2015 and applied prospectively, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This accounting standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operation. Under the revised standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard will be effective for the Company beginning in its first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This accounting standard will be effective for the Company beginning in its first quarter of fiscal 2018, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

2.	Business Combinations
Meridian Apps
On May 13, 2013, the Company acquired Meridian Apps, Inc. ("Meridian"), a privately-held mobile-software company providing software for visitor engagement through indoor way-finding and targeted location-based messaging. As a result of this acquisition, the Company is offering indoor location-based services by combining its unique, network-based contextual information about users, devices and applications with Meridian's Wi-Fi based visitor engagement solution for smart phones and tablets.
The results of operations of Meridian are included in the Company's Consolidated Statement of Operations from the date of acquisition. The Company does not consider the acquisition of Meridian to be material to the results of its operations or financial position, and therefore, the Company is not presenting pro-forma financial information of combined operations.

The purchase price consideration was $16.8 million, consisting of cash. In addition, the Company is obligated to pay additional cash compensation of up to $10.2 million to certain former Meridian employees who became employees of the Company, which vests and is payable over a period of approximately three years from May 13, 2013, subject to continued employment. For fiscal 2014 and 2013, the Company recorded compensation expense of $3.5 million and $0.8 million, respectively, in research and development expenses associated with this additional cash compensation.
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

Amortizable intangible assets:
Existing technology	5,000	3 years
Patent	2,000	11 years
Customer contracts and related relationships	300	4 years
Trade name and trademarks	400	4 years
Total net assets acquired	6,482
Goodwill	10,295
Purchase price consideration (cash)	$16,777
The Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations in fiscal 2013.
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
The purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values at the acquisition date. The excess of the purchase consideration over the fair value of the net assets acquired was allocated to goodwill. In part, goodwill reflects the benefits the Company expects to realize from the integration of Avenda's technology with its product architecture, making it simpler and more secure for enterprises to transition to mobile computing and cloud-based applications.

The purchase price consideration in the transaction was allocated as follows (in thousands):

Cash and cash equivalents	$2,389
Other assets	275
Total tangible assets acquired	$2,664

		Estimated Useful Lives
Amortizable intangible assets:
Existing technology	$12,800	4 to 7 years
Customer contracts	300	5 years
Goodwill	23,604
Total assets acquired	39,368
Liabilities assumed	(1,784)
Deferred tax liability	(2,109)
Total purchase price consideration	$35,475
The Company expensed $0.1 million of acquisition-related costs incurred as general and administrative expenses in the Consolidated Statements of Operations in fiscal 2012.
Other Acquisition
On May 23, 2012, the Company acquired a software development company, to accelerate the Company’s ClearPass portfolio. Pursuant to the terms of the purchase agreement ("the Agreement"), the total purchase price consideration was approximately $1.4 million in cash, of which $0.3 million was placed in escrow to secure the Company’s indemnification rights under the Agreement.
The purchase price consideration in the transaction was allocated as follows (in thousands):

		Estimated Useful Lives
Amortizable intangible assets:
Non-compete agreement	$100	4 years
In-process research and development	1,200
Goodwill	200
Total assets acquired	1,500
Liabilities assumed	(81)
Total purchase price consideration	$1,419
A portion of the purchase price consideration was allocated to in-process research and development (“IPR&D”). IPR&D represents software that will accelerate the Company’s ClearPass portfolio. The IPR&D was identified and valued through an analysis of data provided by the wireless technology company concerning existing technologies, in-process technologies and future technologies. In addition, the Company agreed to an incremental cash payment and stock awards totaling approximately $4.0 million, subject to certain vesting conditions and continued employment. The incremental cash payment and stock awards have been recorded as compensation expense over the service period through November 2013.

3.	Contingent Rights Liability
On September 2, 2010, the Company completed its acquisition of Azalea Networks ("Azalea") for a total purchase price consideration of $42.0 million. As part of the purchase consideration for each share of the Company received by the Azalea shareholders, each Azalea shareholder also received a right ("Contingent Rights") to receive an amount of cash equal to the shortfall generated if a share was sold below the target value within the payment period, as defined. At the acquisition date, the Company recorded a liability for the estimated fair value of the contingent rights of $9.5 million. The change in fair value of this contingent right was primarily driven by changes in the Company's common stock price. Gains and losses as a result of the revaluation of the contingent rights liability were included in other income (expense), net in the Consolidated Statements of Operations. For fiscal 2013 and fiscal 2012, the Company recorded in other income (expense), net, a valuation gain of $0.4 million and $2.3 million, respectively, related to the revaluation of the contingent rights liability. Additionally, in fiscal 2013, in connection with the expiration of the contingent rights liability, the Company recorded a gain of $1.3 million in other income (expense), net.

4.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
As of July 31, 2012	$56,947
Goodwill acquired in acquisition of Meridian	10,295
As of July 31, 2013	$67,242
Changes in goodwill	—
As of July 31, 2014	$67,242
The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of July 31, 2014
Existing technology	3 to 7 years	$41,383	$(29,196)	$12,187
Patents/core technology	2 to 13 years	11,796	(5,881)	5,915
Customer contracts	4 to 7 years	7,533	(6,536)	997
Support agreements	5 to 6 years	2,917	(2,839)	78
Trade names/trademarks	1 to 5 years	1,150	(867)	283
Non-compete agreements	2 to 4 years	912	(867)	45
Total		$65,691	$(46,186)	$19,505
In fiscal 2014, the Company purchased certain patents and entered into a perpetual patent license agreement, totaling $2.8 million, to support its product development strategy and research and development efforts.

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
As of July 31, 2013
Existing technology	3 to 7 years	$41,383	$(21,269)	$20,114
Patents/core technology	2 to 11 years	9,046	(4,784)	4,262
Customer contracts	4 to 7 years	7,533	(5,537)	1,996
Support agreements	5 to 6 years	2,917	(2,805)	112
Trade names/trademarks	1 to 5 years	1,150	(767)	383
Non-compete agreements	2 to 4 years	912	(842)	70
Total		$62,941	$(36,004)	$26,937
IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. During fiscal 2013, the Company completed the development projects and transferred $1.4 million IPR&D costs to the existing technology category. The Company did not have outstanding IPR&D as of July 31, 2014 and July 31, 2013.

Intangible assets amortization expense is recorded in the Consolidated Statements of Operations as follows:

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Cost of product revenues	$9,021	$6,080	$5,875
Cost of support and professional services revenues	—	284	540
Sales and marketing	1,132	1,410	1,812
Research and development	24	25	—
General and administrative	5	—	—
Total amortization expense	$10,182	$7,799	$8,227
The following table presents the estimated future amortization expense of intangible assets as of July 31, 2014:

Amount
(in thousands)
Years ending July 31,
2015	$8,423
2016	4,585
2017	1,774
2018	1,521
2019	787
Thereafter	2,415
Total	$19,505

5.	Net Loss Per Common Share
Basic and diluted net loss per common share is calculated by dividing net loss by the weighted-average shares of common stock outstanding during the period. The Company's potentially diluted shares, including stock options, restricted stock units and other awards, are not included when their effect is antidilutive.
The following tables set forth the computation of basic and diluted net loss per share:

	Years ended July 31,
	2014	2013	2012
	(in thousands, except per share data)
Net loss	$(28,965)	$(31,608)	$(8,851)
Weighted-average common shares outstanding, basic	108,443	113,284	108,774
Dilutive effect of potential common shares	—	—	—
Weighted-average common shares outstanding, diluted	108,443	113,284	108,774
Net loss per share, basic	$(0.27)	$(0.28)	$(0.08)
Net loss per share, diluted	$(0.27)	$(0.28)	$(0.08)
The following table presents the potential common shares outstanding that were excluded from the computation of basic and diluted net loss per share for the periods presented, because including them would have had an anti-dilutive effect:

	As of July 31, 2014
	2014	2013	2012
	(in thousands)
Options to purchase common stock	7,138	10,048	13,264
Restricted stock awards	8,890	10,788	8,423
Contingently issuable shares	629	680	591
Employee stock purchase plan	111	180	—

6.	Short-Term Investments
Short-term investments consist of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2014
Corporate bonds	$54,969	$79	$(15)	$55,033
U.S. government agency securities	90,681	17	(58)	90,640
U.S. treasury bills	14,560	17	—	14,577
Commercial paper	4,587	4	—	4,591
Municipal notes and bonds	1,518	—	—	1,518
Total short-term investments	$166,315	$117	$(73)	$166,359

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of July 31, 2013
Corporate bonds	$79,493	$29	$(97)	$79,425
U.S. government agency securities	133,794	43	(11)	133,826
U.S. treasury bills	36,317	39	—	36,356
Commercial paper	13,672	3	—	13,675
Certificates of deposit	5,000	10	—	5,010
Municipal notes and bonds	1,590	—	—	1,590
Total short-term investments	$269,866	$124	$(108)	$269,882
The cost basis and fair value of the short-term investments by contractual maturity consist of the following:

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2014
One year or less	$110,184	$110,280
Over one year and less than two years	56,131	56,079
Total short-term investments	$166,315	$166,359

	Cost Basis	Fair Value
	(in thousands)
As of July 31, 2013
One year or less	$165,614	$165,682
Over one year and less than two years	104,252	104,200
Total short-term investments	$269,866	$269,882
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of July 31, 2014 and July 31, 2013 there were no investments in its portfolio that were other-than-temporarily impaired.

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2014
Corporate bonds	$14,101	$(15)
U.S. government agency securities	57,566	(58)
	$71,667	$(73)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
As of July 31, 2013
Corporate bonds	$51,850	$(97)
U.S. government agency securities	26,611	(11)
	$78,461	$(108)
As of July 31, 2014 and July 31, 2013, no securities were in a continuous unrealized loss position for more than twelve months.

7.	Fair Value of Financial Instruments
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability. Short-term investments are recorded at fair value.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities and reflect the Company's own assumptions in measuring fair value.
Level 1 instruments are valued based on quoted market prices in active markets for identical instruments. Level 1 instruments consist primarily of bank deposits with third-party financial institutions and highly liquid money market securities with original maturities at date of purchase of 90 days or less and are stated at cost, which approximates fair value.
Level 2 securities are valued using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data, or discounted cash flow techniques, and consist primarily of certain corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, municipal notes, and bonds.
Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company's own assumptions in measuring fair value. The Company classified its contingent rights liability as a Level 3 liability. The fair value of this liability was estimated using a lattice model and was based on significant inputs not observable in the market and thus represented a Level 3 instrument. The inputs include stock price as of the valuation date, strike price of the contingent right, maximum payoff per share, number of shares held in escrow, exercise period, historical volatility of the Company's stock price based on weekly stock price returns, and risk-free interest rate interpolated from the Constant Maturity Treasury Rate. This contingent rights liability expired on December 31, 2012. See Note 3, Contingent Rights Liability Arising from Business Combinations.
As of July 31, 2014 and July 31, 2013, the Company had no investments valued as Level 3 instruments.
There were no transfers between levels during fiscal 2014 and 2013.
The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
As of July 31, 2014
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$113,303	$—	$—	$113,303
Money market funds	2,291	—	—	2,291
Commercial paper	—	3,000	—	3,000
Short-term investments:
Corporate bonds	—	55,033	—	55,033
U.S. government agency securities	—	90,640	—	90,640
U.S. treasury bills	—	14,577	—	14,577
Commercial paper	—	4,591	—	4,591
Municipal notes and bonds	—	1,518	—	1,518
Total assets measured and recorded at fair value	$115,594	$169,359	$—	$284,953

	Level 1	Level 2	Level 3	Total
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

The following table reflects the change in valuation of the Company's contingent rights liability related to the Azalea acquisition:

Level 3
(in thousands)
As of July 31, 2012	$1,665
Changes in fair value	(401)
Release of liability upon expiration of the rights	(1,264)
As of July 31, 2013	$—
The change in fair value of this contingent right was primarily driven by changes in the Company's common stock price. Gains and losses as a result of the revaluation of the contingent rights liability were included in other income (expense), net in the Consolidated Statements of Operations. For fiscal 2013 and fiscal 2012, the Company recorded in other income (expense), net a valuation gain of $0.4 million and $2.3 million, respectively, related to the revaluation of the contingent rights liability. Additionally, in fiscal 2013, in connection with the expiration of the contingent rights liability, the Company recorded a gain of $1.3 million in other income (expense), net. See Note 3, Contingent Rights Liability, of Notes to the Consolidated Financial Statements.
Other Investments
As of July 31, 2014, the Company has investments in privately-held companies of $1.8 million, which are included in other non-current assets in the accompanying Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value in the event that they become other-than-temporarily impaired. There have been no impairments to these investments recorded in any of the periods presented.

8.	Balance Sheet Components
The following tables provide details of selected balance sheet items:

	July 31, 2014	July 31, 2013
	(in thousands)
Inventory, net
Raw materials	$348	$288
Finished goods	39,488	28,607
Total	$39,836	$28,895

	Estimated Useful Lives	July 31, 2014	July 31, 2013
	(in thousands, except estimated useful lives)
Property and Equipment, net
Computer equipment	2 to 5 years	$25,779	$23,109
Computer software	2 to 5 years	16,675	13,525
Machinery and equipment	2 to 5 years	36,500	29,009
Furniture and fixtures	2 to 5 years	4,756	4,304
Leasehold improvements	1 to 6 years	8,128	5,892
Total property and equipment, gross		91,838	75,839
Less: accumulated depreciation and amortization		(64,577)	(48,303)
Total property and equipment, net		$27,261	$27,536
Depreciation and amortization expense for property and equipment, net was $19.3 million, $15.9 million and $10.9 million for fiscal 2014, 2013 and 2012, respectively.

	July 31, 2014	July 31, 2013
	(in thousands)
Accrued Liabilities
Compensation and benefits	$37,737	$25,214
Marketing	24,782	41,014
Litigation reserves	250	14,125
Other	16,722	14,279
Total	$79,491	$94,632

	July 31, 2014	July 31, 2013
	(in thousands)
Deferred Revenue
Product	$50,678	$38,974
Support and professional services	84,482	70,791
Total deferred revenue, current	135,160	109,765
Product, non-current	3,497	—
Support and professional services, non-current	41,480	31,578
Total deferred revenue, non-current	44,977	31,578
Total deferred revenue	$180,137	$141,343
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and professional services revenue primarily represents customer payments made in advance for support contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years.
Non-current product deferred revenue relates to software products sold as part of a multiple-element arrangement for which VSOE had not been established. Revenue for these software products is recognized ratably over the related support period.

9.	Income Taxes
Income (loss) before provision for income taxes consists of the following:

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Domestic	$6,670	$(9,807)	$54,116
International	(6,265)	(418)	(40,556)
Income (loss) before income taxes	$405	$(10,225)	$13,560

The provision for income taxes consists of the following:

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$26,677	$16,534	$2,499
State	2,017	1,876	3,670
Foreign	4,450	3,210	2,688
Total current provision for income taxes	33,144	21,620	8,857
Deferred
Federal	(3,484)	(4,087)	17,508
State	(242)	2,788	(3,563)
Foreign	(48)	1,062	(391)
Total deferred provision for income taxes	(3,774)	(237)	13,554
Total provision for income taxes	$29,370	$21,383	$22,411
The differences between the provision for income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Years ended July 31,
	2014	2013	2012
Federal statutory rate	35.0%	(35.0)%	35.0%
State taxes, net of federal benefit	330.2%	14.0%	3.4%
Non-deductible meals and entertainment	69.4%	2.0%	1.9%
Change in state effective rate	(66.1)%	(3.9)%	(2.9)%
IP structure charges, net of tax capitalized	—%	—%	75.9%
Amortization of deferred tax charge on IP restructuring	1,984.5%	74.8%	55.2%
Foreign income at other than U.S. rate	2,391.9%	56.0%	(3.0)%
Non-deductible stock-based compensation	2,415.9%	104.8%	33.6%
Non-deductible acquisition-related expenses	272.4%	2.7%	0.2%
Research and developments credits	(700.1)%	(53.5)%	(33.0)%
Change in valuation allowance	518.8%	47.2%	(1.0)%
Effective tax rate	7,251.9%	209.1%	165.3%
During the second quarter of fiscal 2013, Congress extended the U.S. research and development credit retroactively to January 1, 2012. The tax provision for fiscal 2013 includes a tax benefit for this credit of approximately $1.9 million relating to fiscal 2012. For fiscal 2014, the Company’s U.S. research and development credit decreased as Congress did not enact legislation to extend the U.S. research and development credit on December 31, 2013 and therefore, the qualified research expenditures that occurred after December 31, 2013 were not factored into the credit.
Intellectual property ("IP") structure charges consist primarily of non-recurring gains recognized in the United States related to the international restructuring of the Company's corporate organization during fiscal 2012, including the transfer of certain IP and inventory overseas. The “Amortization of deferred tax charge on IP restructuring” consists of taxes paid that result from intra-entity transfers and that are deferred and amortized for financial reporting purposes under Accounting Standards Codification (“ASC”) 740-10-25-3(e), Income Taxes, and ASC 810-10-45-8, Consolidation. For fiscal 2014 and 2013, the corporate reorganization resulted in an increase to the effective tax rate due to the non-recurring gains triggered in the United States related to the reorganization as described above. While the Company has yet to realize any tax savings to date, the Company expects to realize a reduction in its effective tax rate as a result of its corporate reorganization after the deferred charges have been fully amortized.
Excess tax benefits associated with stock-based compensation deductions are credited to stockholders' equity. The reduction of income taxes payable resulting from stock-based compensation deductions that were credited to stockholders' equity were approximately $18.8 million for fiscal 2014, $9.9 million for fiscal 2013, and $21.6 million for fiscal 2012. Related amounts reflected in the Consolidated Statements of Stockholders' Equity include the tax effect of any adjustments in the deferred tax asset for stock-based compensation when the tax benefit realized is less than the deferred tax asset.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	As of July 31,
	2014	2013
	(in thousands)
Deferred tax assets
Current
Net operating loss carryforwards	$677	$1,187
Research and development credits	—	615
Stock-based compensation	11,109	10,271
Accruals and reserves	14,249	17,131
Total deferred tax assets, current	26,035	29,204
Valuation allowance	(348)	(128)
Net deferred tax assets, current	25,687	29,076
Non-current
Net operating loss carryforwards	2,209	2,848
Research and development credits	14,479	12,378
Depreciation and amortization	1,782	—
Stock-based compensation	8,736	9,423
Accruals and reserves	4,037	3,030
Total deferred tax assets, non-current	31,243	27,679
Valuation allowance	(6,480)	(4,599)
Net deferred tax assets, non-current	24,763	23,080
Total deferred tax assets, net	50,450	52,156
Deferred tax liabilities
Current
Unrealized loss in other comprehensive income	(11)	—
Total deferred tax liabilities, current	(11)	—
Non-current
Depreciation and amortization	(801)	(3,292)
Total deferred tax liabilities, non-current	(801)	(3,292)
Total deferred tax liabilities, net	(812)	(3,292)
Total deferred tax assets (liabilities), net	$49,638	$48,864
Each fiscal quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company will reduce a deferred tax asset by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. A deferred tax asset is recorded when there is a future deductible amount, but a valuation allowance is needed if taxable income is anticipated to be insufficient to realize the future deductible amount. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company believes that its California tax research credit carryforwards are not more likely than not to be realized. As a result, in fiscal 2013, the Company recorded a partial valuation allowance on certain California tax research credit carryforwards generated in fiscal years before 2013. A full valuation allowance was recorded on credits earned in fiscal 2014 and 2013. The Company recorded an increase in the valuation allowance of $2.0 million relating to California tax research credits earned in fiscal 2014. It is reasonably possible that a material increase in the valuation allowance could occur in the future depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Consolidated Statements of Operations.
As of July 31, 2014, the Company's federal net operating loss carryforwards for income tax purposes were approximately $131 million with expiration dates starting in 2028. As of July 31, 2014, the Company’s state net operating loss carryforwards for income tax purposes were also approximately $131 million with expiration dates starting in 2015. Utilization of a portion of the net operating losses is subject to annual limitation. The annual limitation may result in the expiration of a portion of the net operating losses before utilization. If these net operating loss carryforwards are realized, a tax benefit of approximately $47.8 million will be recorded to paid in capital. The Company uses the “with and without” approach to determine the amount of excess tax benefits to be credited to equity. The Company only considers the direct impact of awards when calculating the amount of windfalls or shortfalls.
As of July 31, 2014, the Company's federal and state research credit carryforwards for income tax purposes were approximately $22.8 million and $28.7 million, respectively. The federal credits expire at various dates beginning in year 2023 through year 2034. The state credits can be carried forward indefinitely.
As of July 31, 2014, approximately $23.4 million of undistributed earnings from the Company's foreign subsidiaries have been excluded from the U.S. tax provision and the U.S. deferred tax liability, as the Company intends to permanently reinvest these earnings outside the United States. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company could be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Most of these undistributed earnings are from jurisdictions where the company has tax basis in excess of book basis and would not result in a deferred tax liability as of July 31, 2014. To the extent there may be an impact on the remaining earnings, a determination of the amount of unrecognized deferred tax liability is not practicable.
The aggregate changes in the balance of gross unrecognized tax benefits were as follows:

	Years ended July 31,
	2014	2013	2012
Beginning gross unrecognized tax benefits	$17,434	$12,077	$10,868
Additions for tax positions related to current year	4,447	5,523	7,444
Additions for tax positions related to prior year	266	—	—
Reductions for tax positions related to prior year	—	(166)	(6,235)
Ending gross unrecognized tax benefits	$22,147	$17,434	$12,077
As of July 31, 2014, the Company had $22.1 million of unrecognized tax benefits, which, if recognized, would affect the Company's income tax expense. The Company recognizes interest and penalties related to income tax matters as part of the provision for income taxes. To date, these charges have been immaterial.
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

10.	Equity Incentive Plans and Benefit Plans
In April 2002, the Company’s board of directors approved the 2002 Stock Plan (the “2002 Plan”). In December 2006, the Company’s board of directors approved the 2007 Equity Incentive Plan (the “2007 Plan”) and the Employee Stock Purchase Plan (“ESPP"). Upon the closing of the IPO, all of the remaining shares reserved for issuance under the 2002 Plan were transferred to the 2007 Plan.
The 2007 Plan provides for annual increases in the number of shares available for issuance equal to the lesser of:

•	5% of the outstanding shares of the Company’s common stock on the last day of the immediately preceding fiscal year; or

•	15,000,000 shares.
In December 2009, the Compensation Committee of the Board of Directors approved the Executive Officer Bonus Plan and the Corporate Bonus Plan, which have subsequently been amended in fiscal 2011 and fiscal 2012 (the “Bonus Plans”). The Bonus Plans offer the Company’s executive officers and employees (the “participants”) the opportunity to earn stock bonuses, or cash for employees in certain countries, based on certain performance criteria set forth in the Bonus Plans associated with revenue and operating income over the respective 6-month performance periods. Based on the probability assessment at each of the period-ends, the bonus accrual is classified as a liability until the number of shares is determined on the date the awards are granted, at which time the Company classifies the awards into equity. The Company recorded stock-based compensation expense related to the Bonus Plans of $22.0 million, $13.1 million and $8.1 million in fiscal 2014, 2013 and 2012 respectively.
Stock Option Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1)
						(in thousands)
As of July 31, 2011	274,103	18,164,944	$6.59		5.0	$297,688
Shares reserved for issuance	5,245,243	—
Restricted stock awards granted	(7,713,936)	—
Restricted stock awards forfeited	1,579,751	—
Options granted	(177,568)	177,568	23.71	$13.08
Options exercised	—	(3,753,478)	5.71			$56,579
Options cancelled	1,325,003	(1,325,003)	10.87
As of July 31, 2012	532,596	13,264,031	$6.63		3.9	$112,868
Shares reserved for issuance	5,576,433	—
Restricted stock awards granted	(7,252,248)	—
Restricted stock awards forfeited	1,393,834	—
Options exercised	—	(2,860,592)	6.71			$38,697
Options cancelled	306,970	(355,870)	14.94
As of July 31, 2013	557,585	10,047,569	$6.29		2.9	$121,227
Shares reserved for issuance	5,670,469
Restricted stock awards granted	(4,350,155)
Restricted stock awards forfeited	1,238,196
Options exercised	—	(2,778,312)	3.73			$42,871
Options cancelled	131,142	(131,142)	19.98
As of July 31, 2014	3,247,237	7,138,115	$7.03		2.0	$82,533
Options vested and expected to vest as of July 31, 2014 (2)		7,133,364	$7.02		2.0	$82,533
Options exercisable as of July 31, 2014		7,011,132	$6.73		2.0	$82,529

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock on the date of each option exercise.

(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.
Incentive and nonstatutory stock options issued under the 2007 Plan are issued with an exercise price equal to the market value of the Company’s common stock on the date of grant. Options generally vest over a four-year period and generally expire in seven years, but no later than ten years.
As of July 31, 2014, $1.3 million of total unrecognized compensation cost, net of forfeitures, related to non-vested stock options is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Award Activity
The following table summarizes the non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
As of July 31, 2011	5,093,839	$20.98
Awards granted	7,713,936	19.34
Awards vested	(2,805,343)	20.29
Awards forfeited	(1,579,751)	22.15
As of July 31, 2012	8,422,681	$19.49
Awards granted	7,252,248	18.76
Awards vested	(3,493,341)	19.51
Awards forfeited	(1,393,834)	20.44
As of July 31, 2013	10,787,754	$18.87
Awards granted	4,350,155	18.67
Awards vested	(5,009,273)	19.07
Awards forfeited	(1,238,196)	19.28
As of July 31, 2014	8,890,440	$18.61
Restricted stock units and awards are granted under the 2007 Plan. Restricted stock awards are shares of common stock that vest and restricted stock units are awards that will result in a payment if performance goals are achieved or the awards otherwise vest. The terms and conditions of these awards are established by the plan administrator.
The estimated fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. The total fair value of the awards granted during fiscal 2014, 2013 and 2012 was $81.2 million, $136.1 million and $149.2 million, respectively. As of July 31, 2014, $118.9 million of total unrecognized stock-based compensation cost, net of forfeitures, related to non-vested restricted stock awards is expected to be recognized over a weighted-average period of 2.4 years.
Employee Stock Purchase Plan
Under the ESPP, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase periods. Shares are purchased through employees’ payroll deductions, up to a maximum of 15% of employees’ compensation for each purchase period, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at the first trading day of the applicable offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 3,000 shares of common stock in any one calendar year period. The ESPP is compensatory and results in compensation expense. A total of 5,868,790 shares of common stock have been reserved for future issuance under the ESPP as of July 31, 2014.

The following table shows for each purchase date, the shares issued and the weighted average purchase price per share:

Purchase date	September 1, 2012
Shares issued	348,520
Weighted average purchase price per share	$16.65
Purchase date	March 1, 2013
Shares issued	489,587
Weighted average purchase price per share	$16.74
Purchase date	September 1, 2013
Shares issued	432,749
Weighted average purchase price per share	$14.12
Purchase date	March 1, 2014
Shares issued	656,448
Weighted average purchase price per share	$14.12
Fair Value Disclosures
There were no stock options granted during fiscal 2014 and 2013.
The total fair value of options and share awards vested in each of the fiscal 2014, 2013 and 2012, was $105.2 million, $78.6 million and $75.9 million, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:
Employee Stock Options
There were no stock options granted during fiscal 2014 and 2013. For fiscal 2012, the fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Year ended July 31,
2012
Risk-free interest rate	1.2%
Expected term (in years)	4.0
Dividend yield	0.0%
Volatility	74.0%
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Years ended July 31,
	2014	2013	2012
Risk-free interest rates	0.1% to 0.4%	0.1% to 0.3%	0.1% to 0.3%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%	—%
Volatility	39.1% to 64.4%	53.8% to 63.0%	56.0% to 77.0%
The expected term of the stock-based awards represents the period of time that the Company expects such stock-based awards to be outstanding, giving consideration to the contractual term of the awards, vesting schedules and expectations of future employee behavior. The Company gave consideration to its historical exercises, the vesting term of its stock options, the post vesting cancellation history of its stock options and the stock options’ contractual terms. The Company computes expected volatility based on its own historical volatility. The Company estimates expected forfeitures based on historical experience of forfeitures, and is recognizing stock-based compensation expense only for those equity awards that it expects to vest. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate as of the date of grant.

Stock-based Compensation Expense
The following table presents stock-based compensation expense by award-type:

	Years ended July 31,
	2014	2013	2012
	(in thousands)
Stock options	$5,014	$9,648	$16,879
Stock awards	97,021	77,064	58,877
Employee stock purchase plan	9,146	9,514	8,156
Total	$111,181	$96,226	$83,912
The amount of capitalized stock-based compensation during fiscal 2014, 2013 and 2012 was immaterial.
401(k) Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan covering all employees. Matching contributions to the plan are at the discretion of the Company. To date, there have been no employer contributions under this plan.
Stock Repurchase Program
As of July 31, 2014, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million, consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014. The Company is authorized to make repurchases in the market until the Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of the Company's common stock, general business and market conditions, and other investment considerations. Shares are retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital. During fiscal 2014 and 2013, the Company repurchased a total of 14,729,540 shares and 5,311,332 shares, respectively, for a total of purchase price of $263.0 million and $86.2 million, respectively. At July 31, 2014, $130.9 million remains authorized for repurchase under the stock repurchase program.

11.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment. The Company derives its revenue primarily from sales of Mobility Controllers with ArubaOS operating system software, controller-less and controller-managed wireless access points, Mobility Access Switches, value-added security software modules, access management system solutions, multi-vendor management solution software, mobility management solution and other software, and support and professional services.
A reportable segment is defined as a component of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker ("CODM"), or decision making group, for resource allocation and for assessing performance. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company operates as a single reportable and operating segment. Revenue is attributed by geographic location based on the ship-to location of the Company’s customers.
The following table presents total revenue by geographic region:

	Years ended July 31,
	2014	2013	2012
	(in thousands)
United States	$476,114	$379,447	$323,331
Europe, Middle East and Africa	132,847	106,427	89,540
Asia Pacific	102,666	94,361	89,677
Rest of World	17,306	19,809	14,221
Total	$728,933	$600,044	$516,769

The Company’s product revenue was $595.4 million, $496.3 million and $434.7 million for fiscal 2014, 2013 and 2012, respectively. Support and professional services revenue was $133.6 million, $103.7 million and $82.0 million in the same periods.
The following table presents significant channel partners contributing revenue in excess of 10% of total revenue:

	Years ended July 31,
	2014	2013	2012
ScanSource, Inc. (“Catalyst”)	20.5%	20.8%	21.4%
Synnex Corp.	13.2%	11.6%	*
Avnet Logistics U.S. LP	*	*	14.1%
(*) Indicates less than 10%.
The following table presents significant channel partners as a percentage of total accounts receivable, net:

	July 31, 2014	July 31, 2013
ScanSource, Inc. (“Catalyst”)	17.2%	21.4%
Synnex Corp.	11.8%	12.1%
Avnet Logistics U.S. LP	15.3%	13.1%
Dell Inc.	11.5%	*
(*) Indicates less than 10%.
The following table sets forth the Company's property and equipment, net by geographic region based on the location of the asset:

	July 31, 2014	July 31, 2013
	(in thousands)
United States	$18,242	$19,291
All other countries	9,019	8,245
Total	$27,261	$27,536

12.	Commitments and Contingencies
Legal Matters
The Company is involved in disputes, claims, litigation, investigations, proceedings and other legal actions, consisting of intellectual property, commercial, securities, and employment matters from time to time that arise in the ordinary course of business, including the legal matters identified below.
U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. On August 1, 2014, the Court dismissed the case but granted leave to amend. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.
Nomadix, Inc v. Hewlett Packard Company et al. In November 2009, Nomadix, Inc. filed a lawsuit against multiple defendants including Aruba Networks. The suit was filed in the United States District Court for the Central District of California. The plaintiff claimed that the defendants infringed several of their patents; however, only one patent was asserted against Aruba, U.S. Patent No. 6,636,894. On July 30, 2013, the Company and Nomadix reached a settlement. As part of the settlement, the Company agreed to pay Nomadix an amount in consideration for a perpetual non-exclusive license for Nomadix' patent, among other things. The Company determined there would be no material benefit from the acquired patent, thus the settlement was recorded as an operating expense in the fourth quarter of fiscal 2013. The terms of the settlement are confidential. Although the settlement did have a material impact to the Company's Consolidated Statements of Operations, it did not have a material adverse effect on the Company's consolidated financial position or cash flows for fiscal 2013.

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
For fiscal 2014 and 2013, the Company accrued loss contingencies for certain legal matters totaling $0.3 million and $14.0 million, respectively. For fiscal 2012, accrued loss contingencies were not material to the Company's Consolidated Financial Statements.
In addition, these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. Furthermore, the outcome of any patent related litigation may require the Company to make ongoing royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected in any particular period by an unfavorable resolution of one or more of these contingencies.
Lease Obligations
The Company leases office spaces under non-cancelable operating leases with various expiration dates through June 2018. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the respective lease periods and has accrued for rent expense incurred but not paid. Rent expense for fiscal 2014, 2013, and 2012 was $8.5 million, $7.2 million and $5.6 million, respectively.
At July 31, 2014, future minimum lease payments under non-cancelable operating leases are as follows:

Operating Leases
(in thousands)
Years ending July 31,
2015	$8,096
2016	8,313
2017	3,189
2018	1,381
Total future minimum payments	$20,979
Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock option vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $45.4 million and $40.0 million in non-cancelable purchase commitments as of July 31, 2014 and 2013, respectively. The Company expects to sell all products that it has committed to purchase from its third-party contract manufacturers and other suppliers.

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
The warranty liability is included as a component of accrued liabilities on the Consolidated Balance Sheets. Changes in the warranty liability are as follows:

Product Warranty
(in thousands)
As of July 31, 2011	$404
Changes to the provision	956
Obligations fulfilled during period	(542)
As of July 31, 2012	818
Changes to the provision	479
Obligations fulfilled during period	(520)
As of July 31, 2013	777
Changes to the provision	601
Obligations fulfilled during period	(435)
As of July 31, 2014	$943
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote and is unable to reasonably estimate the maximum amount that could be payable under these provisions because these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2014 and July 31, 2013. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

13.	Quarterly Financial Information (unaudited)

The following table presents unaudited quarterly financial information for each of our most recent eight fiscal quarters:

	Fiscal Quarters Ended
	July 31,	April 30,	January 31,	October 31,	July 31,	April 30,	January 31,	October 31,
	2014	2014	2014	2013	2013	2013	2013	2012
	(in thousands, except per share amounts)
Revenue	$202,862	$188,788	$176,356	$160,927	$153,064	$147,136	$155,362	$144,482
Gross profit	139,879	128,894	123,003	112,376	107,331	103,164	110,706	102,364
Operating income (loss)	8,463	519	(3,619)	(5,628)	(20,345)	(2,423)	6,221	4,531
Net income (loss)	(4,086)	(6,351)	(10,702)	(7,827)	(15,581)	(20,191)	4,990	(826)
Net income (loss) per common share, basic	$(0.04)	$(0.06)	$(0.10)	$(0.07)	$(0.14)	$(0.18)	$0.04	$(0.01)
Net income (loss) per common share, diluted	$(0.04)	$(0.06)	$(0.10)	$(0.07)	$(0.14)	$(0.18)	$0.04	$(0.01)

14.	Subsequent Events
On August 22, 2014, the Company's Board of Directors approved a restructuring plan to optimize the administrative costs of the Company’s operations by realigning its workforce to better reflect the Company’s business operations. The Company expects this cost optimization plan will reduce its current workforce by approximately 3.7%, or 66 positions, as well as relocate approximately 4.2% of its current workforce, or 75 positions, to the Company’s facilities in Portland, Oregon, Bangalore, India, and Cork, Ireland. The Company estimates that it will incur pre-tax restructuring charges of between approximately $6.0 million to $8.0 million, substantially all of which would result in cash expenditures for employee termination benefits and related costs, as well as between $2.3 million and $4.3 million in other pre-tax costs related to these restructuring charges, including temporary, redundant personnel and facility costs, recruiting costs and other travel and personnel-related costs associated with employee transitions to lower cost operating locations. The Company expects that these pre-tax charges will be expensed over the first three quarters of fiscal 2015, with the majority of the charges expected to be expensed in the first half of fiscal 2015.

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
Based on our evaluation, our CEO and CFO concluded that, as of July 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
See Management’s Report of Internal Control Over Financial Reporting on page 65. The effectiveness of our internal control over financial reporting as of July 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended July 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)(1) Financial Statements: See Index to Consolidated Financial Statements in Item 8 of this report.
(2) Financial Schedules: Schedule II Valuation and Qualifying Accounts appears below and should be read in conjunction with the Consolidated Financial Statements included in this report.

	Balance at Beginning of Year	Net Additions	Deductions	Balance at End of Year
	(in thousands)
Fiscal 2012
Allowance for doubtful accounts	$306	$125	$(155)	$276
Sales returns	$286	$1,051	$(690)	$647
Valuation allowance on deferred tax assets	$235	$—	$(148)	$87
Fiscal 2013
Allowance for doubtful accounts	$276	$737	$(208)	$805
Sales returns	$647	$994	$(328)	$1,313
Valuation allowance on deferred tax assets	$87	$4,727	$(87)	$4,727
Fiscal 2014
Allowance for doubtful accounts	$805	$(101)	$(371)	$333
Sales returns	$1,313	$1,680	$(1,893)	$1,100
Valuation allowance on deferred tax assets	$4,727	$2,101	$—	$6,828
Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(b) Exhibits. The exhibits listed on the Exhibit Index (following the Signatures section of this report) are included, or incorporated by reference, in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominic P. Orr	President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Executive Officer)	September 24, 2014
Dominic P. Orr

/s/ Michael M. Galvin	Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2014
Michael M. Galvin

/s/ Keerti Melkote	Co-Founder, Chief Technology Officer and Director	September 24, 2014
Keerti Melkote

/s/ Bernard Guidon	Director	September 24, 2014
Bernard Guidon

/s/ Emmanuel Hernandez	Director	September 24, 2014
Emmanuel Hernandez

/s/ Michael R. Kourey	Director	September 24, 2014
Michael R. Kourey

/s/ Willem P. Roelandts	Director	September 24, 2014
Willem P. Roelandts

/s/ Juergen Rottler	Director	September 24, 2014
Juergen Rottler

/s/ Daniel Warmenhoven	Director	September 24, 2014
Daniel Warmenhoven

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference Herein
	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Registrant	8-K	001-33347	3.1	4/5/2007
3.2	Amended and Restated Bylaws of Registrant	8-K	001-33347	3.1	2/17/2009
4.1	Specimen common stock certificate	S-1	333-139419	4.1	3/7/2007
10.1	Form of Indemnification Agreement between Registrant and its directors and executive officers	8-K	001-33347	10.1	5/20/2011
10.2‡	AirWave Wireless, Inc. 2000 Stock Plan	S-8	333-149945	99.1	3/28/2008
10.3‡	2002 Stock Plan of Registrant, as amended	S-1	333-139419	10.2A	1/24/2007
10.4‡	Forms of Stock Option Agreements under the 2002 Stock Plan	S-1	333-139419	10.2B	12/15/2006
10.5‡	2007 Equity Incentive Plan of Registrant, as amended	10-K	001-33347	10.5	9/27/2011
10.6‡	Forms of Stock Option Agreements under the 2007 Equity Incentive Plan	S-1	333-139419	10.3B	1/24/2007
10.7‡	Form of Stock Option Agreement for Participants Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.7	9/24/2010
10.8‡	Form of Restricted Stock Unit Agreement under the 2007 Equity Incentive Plan	10-Q	001-33347	10.2	12/10/2008
10.9‡	Form of Restricted Stock Unit Agreement for Recipients Outside the U.S. under the 2007 Equity Incentive Plan	10-K	001-33347	10.9	9/24/2010
10.10‡*	Form of Market Stock Unit Agreement under the 2007 Equity Incentive Plan
10.11‡	Employee Stock Purchase Plan, as amended	10-Q	001-33347	10.4	3/3/2010
10.12‡	Form of Subscription Agreement under the Employee Stock Purchase Plan	S-1	333-139419	10.4B	1/24/2007
10.13‡	Executive Officer Bonus Plan, as amended	8-K	001-33347	10.1	12/23/2010
10.14‡	Outside Director Compensation Policy	10-K	001-33347	10.13	9/27/2011
10.15‡*	Change of Control Severance Policy for Officers and Directors
10.16‡	Executive Employment Agreement, dated April 4, 2006, between Registrant and Dominic Orr	S-1	333-139419	10.5	12/15/2006
10.17‡	Amendment to Executive Employment Agreement, dated December 2008, between Registrant and Dominic Orr	10-K	001-33347	10.7	10/6/2009
10.18‡	Employment Offer Letter, dated April 12, 2002, between Registrant and Keerti Melkote	S-1	333-139419	10.6	12/15/2006
10.19‡	Employment Offer Letter, dated August 26, 2004, between Registrant and Michael Kirby	10-K	001-33347	10.19	10/11/2012
10.20‡*	Employment Offer Letter, dated October 30, 2013, between Registrant and John DiLullo
10.21‡	Employment Offer Letter, dated September 22, 2011, between Registrant and Michael Galvin	10-K	001-33347	10.21	9/27/2011
10.22‡	Description of amendments to change of control arrangements with certain executive officers	8-K	001-33347	Item 5.02	3/9/2010
10.23	Standard Office Lease, dated as of November 30, 2007, for 1344 Crossman Ave., Sunnyvale, California	8-K	001-33347	10.1	12/6/2007
10.24	First Amendment to Lease, dated as of August 12, 2009, for 1344 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.15	10/6/2009
10.25	Lease Agreement dated as of September 22, 2009, for 1322 Crossman Ave., Sunnyvale, California	10-K	001-33347	10.17	10/6/2009
10.26*	Lease Deed for Aruba Networks India Pvt. Ltd., dated March 20, 2013, for 3rd Floor, Block B, Salarpuria Hallmark, Bangalore India

10.27*	Lease Deed for Aruba Networks India Pvt. Ltd., dated March 20, 2013, for portions of Ground, 1st and 3rd Floor, Block B, Salarpuria Hallmark, Bangalore, India
10.28	Flextronics Manufacturing Services Agreement, dated January 1, 2005, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd. (the “Flextronics Manufacturing Services Agreement”)	S-1	333-139419	10.15	1/24/2007
10.29	Amendment 1 to the Flextronics Manufacturing Services Agreement, dated as of May 5, 2007, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.28	9/27/2011
10.30	Amendment 2 to the Flextronics Manufacturing Services Agreement, dated as of April 22, 2010, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-K	001-33347	10.29	9/27/2011
10.31	Amendment 3 to the Flextronics Manufacturing Services Agreement, dated as of September 30, 2011, between Registrant and Flextronics Sales & Marketing North Asia (L) Ltd.	10-Q	001-33347	10.4	12/7/2011
10.32	Technology License Agreement, dated October 20, 2005, between Registrant and Atheros Communications, Inc.	S-1	333-139419	10.16	3/20/2007
10.33	Amendment No. 1 to Technology License Agreement, dated as of March 4, 2011, between Registrant and Atheros Communications, Inc.	10-K	001-33347	10.31	9/27/2011
10.34*†	Technology License Agreement, dated as of June 12, 2014, between Registrant and Qualcomm Atheros, Inc.
10.35	Software License Agreement, dated as of January 11, 2006, between Registrant and Broadcom Corporation	S-1	333-139419	10.17	1/24/2007
10.36†	OEM Supply Agreement, dated March 18, 2005, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.18	3/26/2007
10.37†	Amendment #1 to OEM Supply Agreement, dated August 31, 2006, between Registrant and Alcatel Internetworking, Inc.	S-1	333-139419	10.19	3/26/2007
10.38†	Amendment #2 to OEM Supply Agreement, dated February 22, 2007, between Registrant and Alcatel USA Sourcing, Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.2	12/4/2009
10.39†	Amendment #4 to OEM Supply Agreement, dated as of December 31, 2010, between Registrant and Alcatel-Lucent USA Inc. (fka Alcatel Internetworking, Inc.)	10-Q	001-33347	10.8	3/11/2011
10.40	Master Purchase Agreement, dated as of January 16, 2006, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.3	3/12/2009
10.41	First Amendment to Master Purchase Agreement, dated as of February 26, 2007, between Registrant and Raza Microelectronics, Inc.	10-Q	001-33347	10.4	3/12/2009
10.42†	Distribution Agreement, dated as of June 4, 2007, between Registrant and ScanSource, Inc. (the “ScanSource Distribution Agreement”)	10-Q	001-33347	10.2	3/11/2011
10.43†	Amendment 1 to the ScanSource Distribution Agreement, dated as of March 17, 2008, between Registrant and ScanSource, Inc.	10-K	001-33347	10.40	9/27/2011
10.44†	Amendment 2 to the ScanSource Distribution Agreement, dated as of May 27, 2009, between Registrant and ScanSource, Inc.	10-K	001-33347	10.41	9/27/2011
10.45†	Amendment 3 to the ScanSource Distribution Agreement, dated as of May 6, 2013, between Registrant and ScanSource, Inc.	10-Q	001-33347	10.1	12/5/2013
10.46†	Amendment 4 to the ScanSource Distribution Agreement, dated as of November 1, 2013, between Registrant and ScanSource, Inc.	10-Q	001-33347	10.2	12/5/2013
10.47†*	Amendment 5 to the ScanSource Distribution Agreement, dated as of January 21, 2014, between Registrant and ScanSource, Inc.

10.48†*	Amendment 6 to the ScanSource Distribution Agreement, dated as of May 6, 2014, between Registrant and ScanSource, Inc.
10.49†	Distributor Agreement, dated as of June 15, 2007, between Registrant and Avnet Logistics U.S., LP (the “Avnet Distributor Agreement”)	10-Q	001-33347	10.3	3/11/2011
10.50†	Amendment 1 to the Avnet Distributor Agreement, dated as of February 19, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.4	3/11/2011
10.51†	Amendment 2 to the Avnet Distributor Agreement, dated as of June 15, 2009, between Registrant and Avnet Logistics U.S., LP	10-Q	001-33347	10.5	3/11/2011
10.52	Amendment 3 to the Avnet Distributor Agreement, effective as of November 30, 2009, between Registrant and Avnet, Inc.	10-Q	001-33347	10.6	3/11/2011
10.53†	Amendment 4 to the Avnet Distributor Agreement, effective as of February 17, 2012, between Registrant and Avnet, Inc.	10-Q	001-33347	10.3	6/7/2012
10.54†	Amendment 5 to the Avnet Distributor Agreement, effective as of February 1, 2013, between Registrant and Avnet, Inc.	10-K	001-33347	10.45	9/24/2013
10.55†	Amendment 6 to the Avnet Distributor Agreement, effective as of November 1, 2013, between Registrant and Avnet, Inc.	10-Q	001-33347	10.3	12/5/2013
10.56†*	Amendment 8 to the Avnet Distributor Agreement, effective as of June 1, 2014, between Registrant and Avnet, Inc.
10.57†	Manufacturing Agreement, dated as of November 1, 2008, between Registrant and Sercomm Corporation	10-Q	001-33347	10.7	3/11/2011
10.58	Addendum to Manufacturing Agreement, effective as of January 16, 2012, between Registrant and Sercomm Corporation	10-Q	001-33347	10.2	6/7/2012
10.59†	Volume Purchase Agreement (“VPA”), effective as of February 28, 2011, between Registrant and Atheros Technology Ltd.	10-K/A	001-33347	10.47	2/8/2012
10.60†*	Amendment No. 1 to VPA, effective as of June 17, 2014, between Registrant and Qualcomm Atheros Technology Ltd.
10.61†	Distributor Agreement (Stocking), effective as of September 29, 2011, between Registrant and SYNNEX Corporation	10-Q	001-33347	10.2	12/7/2012
10.62†	Amendment to the Distributor Agreement, dated as of April 11, 2012, between Registrant and SYNNEX Corporation	10-Q	001-33347	10.3	12/7/2012
10.63†	Amendment No. 2 to the Distributor Agreement, dated as of November 12, 2012, between Registrant and SYNNEX	10-Q	001-33347	10.4	12/7/2012
10.64†	Amendment No. 3 to the Distributor Agreement, dated as of November 1, 2013, between Registrant and SYNNEX	10-Q	001-33347	10.4	12/5/2013
10.65†*	Amendment No. 4 to the Distributor Agreement, dated as of August 25, 2014, between Registrant and SYNNEX
10.7	Patent Cross License and Settlement Agreement dated November 4, 2009	8-K	001-33347	10.1	11/6/2009
10.7	Letter Agreement dated November 4, 2009	8-K	001-33347	10.2	11/6/2009
21.1*	List of subsidiaries of Registrant
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
†	Confidential treatment has been requested for portions of this exhibit.
‡	Indicates management contract or compensatory plan or arrangement.
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