Form 10-Q
period 2014-10-31
ARUBA NETWORKS, INC.
filed 2014-12-04
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock was 109,765,215 as of December 1, 2014.

ARUBA NETWORKS, INC.
FORM 10-Q
QUARTER ENDED OCTOBER 31, 2014

 PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (in thousands, except per share amounts)

	October 31, 2014	July 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$152,587	$118,594
Short-term investments	162,709	166,359
Accounts receivable, less allowances of $361 and $333, respectively	107,165	102,256
Inventory	40,033	39,836
Deferred costs of revenue	13,843	12,721
Prepaids and other current assets	18,542	18,063
Deferred income tax assets, current	24,531	25,676
Total current assets	519,410	483,505
Property and equipment, net	29,074	27,261
Goodwill	67,242	67,242
Intangible assets, net	17,345	19,505
Deferred income tax assets, non-current	23,228	23,962
Other non-current assets	8,388	8,185
Total assets	$664,687	$629,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,860	$23,763
Accrued liabilities	77,747	80,578
Deferred revenue, current	146,177	135,160
Total current liabilities	243,784	239,501
Deferred revenue, non-current	48,806	44,977
Other non-current liabilities	13,535	12,686
Total liabilities	306,125	297,164
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized; 109,414 and 107,557 shares issued and outstanding, respectively	11	11
Additional paid-in capital	531,719	508,374
Accumulated other comprehensive loss	(1,545)	(1,523)
Accumulated deficit	(171,623)	(174,366)
Total stockholders’ equity	358,562	332,496
Total liabilities and stockholders’ equity	$664,687	$629,660
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands, except per share amounts)
Revenue
Product	$168,470	$130,831
Support and professional services	39,351	30,096
Total revenue	207,821	160,927
Cost of revenue
Product	51,630	40,118
Support and professional services	9,609	8,433
Total cost of revenue	61,239	48,551
Gross profit	146,582	112,376
Operating expenses
Research and development	42,234	40,445
Sales and marketing	71,975	63,044
General and administrative	15,615	14,515
Restructuring charges	6,554	—
Total operating expenses	136,378	118,004
Operating income (loss)	10,204	(5,628)
Other income (expense), net
Interest income	199	261
Other income (expense), net	(752)	270
Total other income (expense), net	(553)	531
Income (loss) before income taxes	9,651	(5,097)
Provision for income taxes	6,908	2,730
Net income (loss)	$2,743	$(7,827)

Net income (loss) per share - basic	$0.03	$(0.07)
Net income (loss) per share - diluted	$0.02	$(0.07)
Shares used in per share calculation - basic	108,374	112,011
Shares used in per share calculation - diluted	115,589	112,011
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands)

Net income (loss)	$2,743	$(7,827)

Other comprehensive income (loss), net of tax:
Short-term investments:
Unrealized gains (losses), net	22	(88)
Realized gains reclassified into earnings	—	(30)
Net change in unrealized gains (losses) on short-term investments	22	(118)
Other comprehensive income (loss)	22	(118)

Comprehensive income (loss)	$2,765	$(7,945)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income (loss)	$2,743	$(7,827)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,283	7,032
Change in provision for doubtful accounts	28	(85)
Inventory reserves for excess, obsolescence and other	2,973	1,853
Stock-based compensation expense	24,826	27,419
Amortization of discounts and premiums on short-term investments	370	609
Loss on disposal or write-off of property and equipment	36	109
Deferred income taxes	1,817	(351)
Excess tax benefit associated with stock-based compensation	(2,813)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,937)	25,018
Inventory	(2,136)	(7,322)
Deferred costs of revenue	(1,122)	(1,121)
Prepaids and other current assets	(959)	(763)
Other non-current assets	347	(351)
Accounts payable, accrued liabilities and other non-current liabilities	3,253	(38,405)
Deferred revenue	14,846	15,433
Net cash provided by operating activities	46,555	21,248
Cash flows from investing activities
Purchases of short-term investments	(30,860)	(62,362)
Proceeds from sales of short-term investments	11,000	48,080
Proceeds from maturities of short-term investments	23,105	40,645
Purchases of property and equipment	(5,959)	(4,604)
Investment in a privately-held company	(550)	—
Net cash provided by (used in) investing activities	(3,264)	21,759
Cash flows from financing activities
Proceeds from issuance of common stock	12,889	7,449
Repurchases of common stock under stock repurchase program	(25,000)	(113,462)
Excess tax benefit associated with stock-based compensation	2,813	—
Net cash used in financing activities	(9,298)	(106,013)
Net increase (decrease) in cash and cash equivalents	33,993	(63,006)
Cash and cash equivalents, beginning of period	118,594	144,919
Cash and cash equivalents, end of period	$152,587	$81,913

Supplemental disclosure of cash flow information
Income taxes paid	$1,954	$2,099
Non-cash investing and financing activities
Net change in accounts payable and accrued liabilities related to purchases of property and equipment	$1,013	$228
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The Company and its Significant Accounting Policies
The Company
Aruba Networks, Inc. (the “Company”) is a leading global provider of enterprise mobility solutions. The Company develops, markets and sells products and services that help solve its customers’ secure mobility requirements through its Mobility-Defined Networks, a network architecture designed to automatically optimize infrastructure-wide performance and trigger security actions that previously required manual intervention by information technology (“IT”) departments. Aruba Mobility-Defined Networks are comprised of the following three major components: Aruba's mobility-centric network infrastructure, Aruba's ClearPass Access Management System, and Aruba's mobility applications. The Company’s goal is to provide simplified, dependable solutions that enable IT departments to quickly, securely and cost-effectively meet their mobility and bring-your-own-device (“BYOD”) needs. The Company’s Mobility-Defined Networks are designed for the all-wireless workplace and an increasingly mobile universe of end-users, who the Company refers to as GenMobile, who rely on mobile devices for nearly every aspect of their work life and personal communication. The Company derives its revenue primarily from sales of Mobility Controllers with ArubaOS operating system software, controller-less and controller-managed wireless access points, value-added security software modules, access management system solutions, multi-vendor management software, mobility management solutions and other software, Mobility Access Switches, and support and professional services. The Company has offices in the Americas, Europe, the Middle East and the Asia Pacific regions and employs staff around the world.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the financial information and footnotes required by U.S. GAAP for complete financial statements. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances, transactions and cash flows have been eliminated. The July 31, 2014 Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
The unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2014 and include all adjustments necessary for the fair statement of the Company’s financial position as of October 31, 2014; the results of operations and statements of comprehensive income (loss) for the three months ended October 31, 2014 and 2013; and the statements of cash flows for the three months ended October 31, 2014 and 2013. The results of operations for the three months ended October 31, 2014 are not necessarily indicative of the operating results for any subsequent quarter, for the fiscal year ending July 31, 2015 or any future periods.
The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, filed with the SEC on September 24, 2014.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies for the first quarter of fiscal 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Recent Accounting Pronouncements
New Accounting Updates Recently Adopted
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring an entity to release into net income (loss) the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This standard became effective for the Company beginning in its first quarter of fiscal 2015. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard became effective for the Company beginning in its first quarter of fiscal 2015. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
Recent Accounting Updates Not Yet Effective
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of discontinued operation. Under the revised standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This standard will be effective for the Company beginning in its first quarter of fiscal 2016. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance. The new standard supersedes nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard will be effective for the Company beginning in its first quarter of fiscal 2018, with no early adoption permitted, using one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating these transition methods as well as the impact of this standard on its Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

2.	Goodwill and Intangible Assets
The following table presents details of the Company’s goodwill:

Amount
(in thousands)
Balance at July 31, 2013	$67,242
Changes in goodwill	—
Balance at July 31, 2014	$67,242
Changes in goodwill	—
Balance at October 31, 2014	$67,242

The following table presents details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at October 31, 2014
Existing technology	3 to 7 years	$41,383	$(30,878)	$10,505
Patents	2 to 13 years	11,796	(6,209)	5,587
Customer contracts	4 to 7 years	7,533	(6,647)	886
Support agreements	5 to 6 years	2,917	(2,847)	70
Tradenames and trademarks	1 to 5 years	1,150	(892)	258
Non-compete agreements	2 to 4 years	912	(873)	39
Total		$65,691	$(48,346)	$17,345

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at July 31, 2014
Existing technology	3 to 7 years	$41,383	$(29,196)	$12,187
Patents	2 to 13 years	11,796	(5,881)	5,915
Customer contracts	4 to 7 years	7,533	(6,536)	997
Support agreements	5 to 6 years	2,917	(2,839)	78
Tradenames and trademarks	1 to 5 years	1,150	(867)	283
Non-compete agreements	2 to 4 years	912	(867)	45
Total		$65,691	$(46,186)	$19,505

Amortization expense related to intangible assets is recorded in the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cost of product revenue	$1,995	$2,005
Sales and marketing	144	353
Research and development	6	6
General and administrative	15	—
Total amortization expense	$2,160	$2,364

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table presents the estimated future amortization expense of intangible assets as of October 31, 2014:

Amount
(in thousands)
Fiscal Year
2015 (remaining nine months)	$6,263
2016	4,585
2017	1,774
2018	1,521
2019	787
Thereafter	2,415
Total	$17,345

3.	Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the reporting period. The Company's dilutive potential common shares are not included when their effect is antidilutive.
Potentially dilutive common shares consist of common shares issuable upon exercise of stock options, issuances of Employee Stock Purchase Plan ("ESPP") shares, vesting of Restricted Stock Units ("RSUs"), and vesting of Market Stock Units ("MSUs"). The Company includes the common shares underlying MSUs in the calculation of diluted net income per share when they become contingently issuable and excludes such shares when they are not contingently issuable.
The dilutive effect of potentially dilutive common shares is calculated based on the average share price for each fiscal reporting period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended October 31,
	2014	2013
	(in thousands, except per share data)
Net income (loss)	$2,743	$(7,827)
Weighted-average shares outstanding - basic	108,374	112,011
Dilutive effect of potential shares	7,215	—
Weighted-average shares outstanding - diluted	115,589	112,011
Net income (loss) per share - basic	$0.03	$(0.07)
Net income (loss) per share - diluted	$0.02	$(0.07)

The following table presents the potentially dilutive common shares that were excluded from the computation of the diluted net income (loss) per share for the periods presented, because including them would have had an anti-dilutive effect:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Options to purchase common stock	1,027	1,250
Restricted stock awards	1,015	2,787
Market stock units	303	—

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

4.	Short-Term Investments
Short-term investments consisted of the following:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at October 31, 2014
Corporate bonds	$55,816	$52	$(23)	$55,845
U.S. government agency securities	86,604	15	(47)	86,572
U.S. treasury bills	10,988	9	—	10,997
Commercial paper	7,792	3	—	7,795
Municipal notes and bonds	1,500	—	—	1,500
Total short-term investments	$162,700	$79	$(70)	$162,709

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at July 31, 2014
Corporate bonds	$54,969	$79	$(15)	$55,033
U.S. government agency securities	90,681	17	(58)	90,640
U.S. treasury bills	14,560	17	—	14,577
Commercial paper	4,587	4	—	4,591
Municipal notes and bonds	1,518	—	—	1,518
Total short-term investments	$166,315	$117	$(73)	$166,359

The cost basis and fair value of the short-term investments by contractual maturity are presented below:

	Cost Basis	Fair Value
	(in thousands)
Balance at October 31, 2014
One year or less	$104,655	$104,715
Over one year and less than two years	58,045	57,994
Total short-term investments	$162,700	$162,709

	Cost Basis	Fair Value
	(in thousands)
Balance at July 31, 2014
One year or less	$110,184	$110,280
Over one year and less than two years	56,131	56,079
Total short-term investments	$166,315	$166,359
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of October 31, 2014 and July 31, 2014 there were no investments in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at October 31, 2014
Corporate bonds	$16,510	$(23)
U.S. government agency securities	53,905	(47)
Total	$70,415	$(70)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at July 31, 2014
Corporate bonds	$14,101	$(15)
U.S. government agency securities	57,566	(58)
Total	$71,667	$(73)
As of October 31, 2014 and July 31, 2014, no securities were in a continuous unrealized loss position for more than twelve months.

5.	Fair Value of Financial Instruments
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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities and reflect the Company's own assumptions in measuring fair value. As of October 31, 2014 and July 31, 2014, the Company had no investments valued as Level 3 investments.
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
There were no transfers between levels during the first quarter of fiscal 2015 and 2014.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The fair value measurements of the Company’s cash, cash equivalents and short-term investments consisted of the following:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at October 31, 2014
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$143,444	$—	$—	$143,444
Money market funds	7,643	—	—	7,643
Commercial paper	—	1,500	—	1,500
Short-term investments:
Corporate bonds	—	55,845	—	55,845
U.S. government agency securities	—	86,572	—	86,572
U.S. treasury bills	—	10,997	—	10,997
Commercial paper	—	7,795	—	7,795
Municipal notes and bonds	—	1,500	—	1,500
Total assets measured and recorded at fair value	$151,087	$164,209	$—	$315,296

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at July 31, 2014
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

Other Investments
As of October 31, 2014 and July 31, 2014, the Company had investments in privately-held companies of $2.3 million and $1.8 million, respectively, which are included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value in the event that they become other-than-temporarily impaired. There have been no impairments of these investments recorded in any of the periods presented.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

6.	Condensed Consolidated Balance Sheet Components
The following tables provide details of selected Condensed Consolidated Balance Sheet items:

	October 31, 2014	July 31, 2014
	(in thousands)
Inventory
Raw materials	$371	$348
Finished goods	39,662	39,488
Total	$40,033	$39,836

	Estimated Useful Lives	October 31, 2014	July 31, 2014
	(in thousands, except estimated useful lives)
Property and Equipment, net
Computer equipment	2 to 5 years	$26,672	$25,779
Computer software	2 to 5 years	18,197	16,675
Machinery and equipment	2 to 5 years	39,478	36,500
Furniture and fixtures	2 to 5 years	4,987	4,756
Leasehold improvements	1 to 6 years	9,432	8,128
Total property and equipment, gross		98,766	91,838
Less: accumulated depreciation and amortization		(69,692)	(64,577)
Total property and equipment, net		$29,074	$27,261
Depreciation and amortization expense for property and equipment for the first quarter of fiscal 2015 and 2014 was $5.1 million and $4.7 million, respectively.

	October 31, 2014	July 31, 2014
	(in thousands)
Accrued Liabilities
Compensation and benefits	$31,116	$37,737
Marketing	23,458	24,782
Litigation reserves	—	250
Other	23,173	17,809
Total accrued liabilities	$77,747	$80,578

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	October 31, 2014	July 31, 2014
	(in thousands)
Deferred Revenue
Product	$57,491	$50,678
Support and professional services	88,686	84,482
Total deferred revenue, current	146,177	135,160
Product, non-current	3,298	3,497
Support and professional services, non-current	45,508	41,480
Total deferred revenue, non-current	48,806	44,977
Total deferred revenue	$194,983	$180,137
Deferred product revenue relates to arrangements where not all revenue recognition criteria have been met. Deferred support and professional services revenue primarily represents customer payments made in advance for support and professional services contracts. Support contracts are typically billed on an annual basis in advance and revenue is recognized ratably over the support period, typically one to five years. Non-current product deferred revenue relates to software products sold as part of a multiple-element arrangement for which Vendor Specific Objective Evidence ("VSOE") had not been established. Revenue for these software products is recognized ratably over the related support period. The primary changes in the deferred revenue balances are due to quarter-end inventory stocking orders of our value-added distributors, growth of annual maintenance contracts from customers, and transactions which have certain acceptance or deployment provisions that will be recognized as revenue when revenue recognition criteria are met.

7.	Income Taxes
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries that have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation. The Company’s effective tax rates were 71.6% and 53.6% for the first quarter of fiscal 2015 and 2014, respectively.
For the first quarter of fiscal 2015, the effective tax rate differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation and the mix of earnings among jurisdictions with different tax rates. For the first quarter of fiscal 2015, the Company computed the provision for income taxes based on the projected annual effective tax rate, as the Company determined that small changes in the estimated income or loss between tax jurisdictions would not result in significant fluctuations in the estimated annual effective tax rate.
For the first quarter of fiscal 2014, the Company computed the quarterly provision for income taxes based on the actual tax rate for that period, as the Company determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate. For the first quarter of fiscal 2014, the Company’s effective tax rate differs from the tax computed at the U.S. federal statutory income tax rate due primarily to non-deductible stock-based compensation and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property ("IP") rights.
The difference in the effective tax rates between the first quarter of fiscal 2015 and 2014 is primarily due to a difference in the mix of earnings among jurisdictions with different tax rates, offset by a reduction in deferred tax charges in the first quarter of fiscal 2015.
In fiscal 2012, the Company implemented a new corporate organization structure to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions. Therefore, the Company incurred and recorded IP structure charges starting in fiscal 2012. The Company also records deferred charges on other intra-entity transfers of intangible properties as they occur.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

IP structure charges consist primarily of non-recurring gains recognized in the U.S. related to the international restructuring of the Company’s corporate organization during fiscal 2012, including the transfer of certain IP and inventory overseas. The “Amortization of deferred tax charge on IP restructuring” consists of taxes paid that resulted from intra-entity transfers and that are deferred and amortized for financial reporting purposes under Accounting Standards Codification (“ASC”) 740-10-25-3(e), Income Taxes, and ASC 810-10-45-8, Consolidation. For fiscal 2014, 2013 and 2012, the corporate reorganization resulted in an increase to the effective tax rate due to a non-recurring gain triggered in the U.S. related to the reorganization as described above. As of July 31, 2014, the Company had largely amortized the deferred charges from its fiscal 2012 international restructuring of the Company’s corporate organization. The Company continues to record amortization of deferred tax charges on other similar intra-entity transfers that occurred after fiscal 2012. As of October 31, 2014, the balance in prepaids and other assets and other non-current assets was $1.0 million and $1.7 million, respectively. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property, and will increase the Company's effective tax rate during the amortization period. The deferred charges resulted in a 1.3 point increase to the effective tax rate for the first three months of fiscal 2015, from 70.3% to 71.6%.
Each fiscal quarter, the Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company will reduce a deferred tax asset by a valuation allowance if it is "more likely than not" that some portion or all of the deferred tax asset will not be realized. A deferred tax asset is recorded when there is a future deductible amount, but a valuation allowance is needed if taxable income is anticipated to be insufficient to realize the future deductible amount. The Company considers available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. The Company believes that its California tax research credit carryforwards are not more likely than not to be realized. As a result, in fiscal 2013, the Company recorded a partial valuation allowance on certain California tax research credit carryforwards generated in fiscal years before 2013. A full valuation allowance was recorded on credits earned in fiscal 2014 and 2013. In the first quarter of fiscal 2015, the Company recorded an increase in the valuation allowance of $0.5 million relating to California tax research credits earned during the first three months of fiscal 2015. It is reasonably possible that a material increase in the valuation allowance could occur in the future depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, and the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Condensed Consolidated Statements of Operations.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and in various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of October 31, 2014, with the exception of India. The Company is currently under examination in India, however it believes that its reserves are adequate for any potential settlement payment.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

8.	Equity Incentive Plans and Benefit Plans
Stock Option and Award Activity
The following table summarizes the information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at July 31, 2013	557,585	10,047,569	$6.29	2.9	$121,227
Shares reserved for issuance	5,670,469
Restricted stock awards granted	(4,350,155)
Restricted stock awards forfeited	1,238,196
Options exercised	—	(2,778,312)	3.73		42,871
Options cancelled	131,142	(131,142)	19.98
Balance at July 31, 2014	3,247,237	7,138,115	7.03	2.0	82,533
Shares reserved for issuance	5,377,830
Restricted stock awards granted	(2,181,683)
Restricted stock awards forfeited	673,818
Market stock units granted	(595,000)
Market stock units forfeited	10,000
Options exercised	—	(1,157,461)	3.98		19,037
Options cancelled	3,434	(3,434)	20.82
Balance at October 31, 2014	6,535,636	5,977,220	$7.62	1.8	$85,124
Restricted Stock Award Activity
The following table summarizes the information about non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at July 31, 2013	10,787,754	$18.87
Awards granted	4,350,155	18.67
Awards vested	(5,009,273)	19.07
Awards forfeited	(1,238,196)	19.28
Balance at July 31, 2014	8,890,440	18.61
Awards granted	2,181,683	23.32
Awards vested	(1,262,500)	20.63
Awards forfeited	(673,818)	19.21
Balance at October 31, 2014	9,135,805	$19.41
Fair Value Disclosures
The fair value of each option is estimated on the date of grant using the Black-Scholes model.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Employee Stock Options
There were no stock option grants during the first quarter of fiscal 2015 and 2014.
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Three Months Ended October 31,
	2014	2013
Risk-free interest rates	0.1% - 0.5%	0.1% to 0.4%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%
Volatility	37.7% to 49.8%	57.2% to 64.4%
The following table shows for each purchase date during the first quarter of fiscal 2015 and 2014, the shares issued and the weighted average purchase price per share:

	September 1, 2014	September 1, 2013
Shares issued	565,396	432,749
Weighted average purchase price per share	$14.64	$14.12
Market Stock Units
In September 2014, the Compensation Committee of the Company's Board of Directors approved the grant of 595,000 Market Stock Units ("MSUs") with 100% of the shares to be earned upon the achievement of an objective relative total stockholder return measured over a three-year performance period. MSU awards are granted under the Company's 2007 Equity Incentive Plan (the "2007 Plan"). The purpose of the MSU program is to align key management and senior leadership with stockholders' interests over the long-term and to retain key employees.
Each MSU award granted in the first quarter of fiscal 2015 contains three separate tranches of an equal number of shares, with 100% of the shares of Tranche 1, Tranche 2, and Tranche 3 to be earned based on the achievement of an objective total stockholder return measure over one-year, two-year and three-year performance periods, respectively. MSUs will be awarded and fully vested upon the Compensation Committee's certification of the level of achievement following the performance period of each tranche. MSU participants have the ability to receive up to 150% of the target number of shares initially granted.
The fair value of each MSU award is determined by multiplying the fair value per share by the underlying number of shares. The fair value per share was determined on the grant date using the Monte Carlo valuation methodology and the assumptions described in the table below. The fair value per share for Tranche 1, Tranche 2, and Tranche 3 is $28.10, $26.90 and $26.74 per share, respectively. The Company amortizes the fair value of each MSU award using the graded-vesting method, adjusted for estimated forfeitures. Stock-based compensation expense associated with participants who fulfill their requisite service period is not reversed even if the performance market conditions are not met. However, stock-based compensation expense is reversed for participants who forfeit their MSU awards prior to fulfilling their requisite service period.
There were no MSU awards granted during the first quarter of fiscal 2014. The fair value of the MSUs granted during the first quarter of fiscal 2015 was estimated using the following weighted-average assumptions:

	Three Months Ended October 31,
	2014	2013
Risk-free interest rates	1.03%	-
Expected term (in years)	2.87	-
Dividend yield	—%	-
Volatility	50.73%	-

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

As of October 31, 2014, the shares awarded under the MSU program have yet to be earned. The following table summarizes the information about the MSU awards granted in the first quarter of fiscal 2015:

	Target Shares Granted	Maximum Shares Eligible to Receive
Balance at July 31, 2014	—	—
Awarded	595,000	892,500
Forfeited	(10,000)	—
Earned	—	—
Balance at October 31, 2014	585,000	892,500
The following table summarizes the information about the outstanding MSUs at October 31, 2014:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (*)
		(years)	(in thousands)
MSUs outstanding	585,000	2.8	$12,624
MSUs vested and expected to vest	550,597	2.8	$11,882
(*) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value at October 31, 2014 was $21.58.
Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, market stock units, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cost of revenue	$1,699	$2,158
Research and development	9,563	10,808
Sales and marketing	9,576	10,311
General and administrative	3,715	4,142
Restructuring charges	273	—
Total	$24,826	$27,419
The following table presents stock-based compensation expense by award-type:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Stock options	$683	$1,699
Stock awards	20,807	23,834
Employee stock purchase plan	2,123	1,886
Market stock units	1,213	—
Total	$24,826	$27,419
Stock Repurchase Program
As of October 31, 2014, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

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
During the first quarter of fiscal 2015, the Company repurchased a total of 1,127,607 shares for a total purchase price of $25.0 million. During the first quarter of fiscal 2014, the Company repurchased a total of 6,363,780 shares for a total purchase price of $113.5 million. As of October 31, 2014, $105.9 million remains authorized for repurchase under the stock repurchase program.

9.	Restructuring Charges
In August 2014, the Company announced a restructuring plan to optimize its administrative and operational costs by realigning its workforce to better reflect the Company's operations and scaling the Company with a global infrastructure. While the Company's workforce will be reduced in the near term and certain personnel functions will be relocated to lower cost regions, the Company expects to continue hiring to support the expansion of its go-to-market strategy as well as to support continued product innovation. At the time of the restructuring, the Company expected this cost reduction would result in the reduction of up to 66 positions, or 3.7% of its global workforce, and the relocation of up to 75 positions, or 4.2% of its global workforce, to the Company’s facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland.
The Company estimated that it would recognize pre-tax restructuring charges of between approximately $6.0 million and $8.0 million, consisting primarily of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based.
In the first quarter of fiscal 2015, the Company recognized restructuring charges of $6.6 million, which consisted primarily of severance and other one-time termination benefits and other charges directly associated with the restructuring. The Company continues to expect that total pre-tax charges will not exceed $8.0 million, with the majority of the remaining charges expected to be recognized during the second quarter of fiscal 2015.
The following table summarizes the restructuring activities for the first quarter of fiscal 2015:

	Employee Severance and Benefits	Other	Total
	(in thousands)
Balance at July 31, 2014	$—	$—	$—
Gross restructuring charges	6,203	351	6,554
Cash payments	(2,743)	(351)	(3,094)
Non-cash charges	(273)	—	(273)
Balance at October 31, 2014	$3,187	$—	$3,187
The balance of restructuring charges accrued at October 31, 2014 of $3.2 million is included in accrued liabilities in the Condensed Consolidated Balance Sheet as of October 31, 2014.

10.	Segment Information and Significant Customers
The Company operates as one reportable and operating segment. The Company derives its revenue primarily from sales of Mobility Controllers with ArubaOS operating system software, controller-less and controller-managed wireless access points, Mobility Access Switches, value-added security software modules, access management system solutions, multi-vendor management software, mobility management solutions and other software, and support and professional services.
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

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following presents total revenue by geographic region:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
United States	$132,765	$108,315
Europe, Middle East and Africa	44,857	25,996
Asia Pacific	26,006	22,994
Rest of World	4,193	3,622
Total	$207,821	$160,927
The following table presents significant channel partners contributing 10% or more of total revenue:

	Three Months Ended October 31,
	2014	2013
ScanSource, Inc.	17.6%	21.3%
Synnex Corp.	12.3%	13.6%
The following table presents significant channel partners accounting for 10% or more of total net accounts receivable:

	October 31, 2014	July 31, 2014
ScanSource, Inc.	12.7%	17.2%
Synnex Corp.	13.1%	11.8%
Avnet Logistics U.S. LP	13.3%	15.3%
Dell, Inc.	*	11.5%
(*) Indicates less than 10%.
The following table sets forth the Company's long-lived assets (property and equipment) by geographic region based on the location of the asset:

	October 31, 2014	July 31, 2014
	(in thousands)
United States	$19,273	$18,242
All other countries	9,801	9,019
Total	$29,074	$27,261

11.	Commitments and Contingencies
Legal Matters
The Company is involved in disputes, claims, litigation, investigations, proceedings and other legal actions, consisting of intellectual property, commercial, securities, and employment matters from time to time that arise in the ordinary course of business, including the legal matters identified below.
U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. On August 1, 2014, the Court dismissed the case but granted leave to amend. On September 26, 2014, the purported class filed an amended complaint which made allegations similar in nature to those in the original complaint. On October 27, 2014, the Company filed a motion to dismiss the amended complaint. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously. Based on information currently available, the Company has determined that the amount of any possible loss or range of possible loss is not reasonably estimable.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Obligations
The Company leases office space under non-cancelable operating leases with various expiration dates through June 2018. Future minimum lease payments under non-cancelable operating leases are as follows:

Amount
Fiscal Year	(in thousands)
2015 (remaining nine months)	$6,059
2016	8,265
2017	3,134
2018	1,354
Total minimum payments	$18,812
Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $52.6 million and $45.4 million in non-cancelable purchase commitments as of October 31, 2014 and July 31, 2014, respectively. During the first quarter of fiscal 2015, the Company recognized a reserve for excess inventory of $1.0 million associated with a non-cancelable purchase order, which was included in product cost of revenue in the Condensed Consolidated Statement of Operations.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Product Warranty
The Company’s liability for estimated future product warranty costs is included as a component of accrued liabilities in the Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

Product Warranty
First quarter of fiscal 2015:	(in thousands)
Balance at July 31, 2014	$943
Changes to the provision	60
Obligations fulfilled during period	(130)
Balance at October 31, 2014	$873

Product Warranty
First quarter of fiscal 2014:	(in thousands)
Balance at July 31, 2013	$777
Changes to the provision	170
Obligations fulfilled during period	(148)
Balance at October 31, 2013	$799
Indemnification
In its sales agreements, the Company may agree to indemnify its indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid any amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company believes the likelihood of such claims is remote. Accordingly, the Company has no liabilities recorded for these agreements as of October 31, 2014 and July 31, 2014. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

12.	Subsequent Events
In November 2014, the Company entered into a non-cancelable lease agreement for office space in Portland, Oregon, expiring in March 2022. Total future minimum payments under this agreement is approximately $6.8 million to be paid over the term of the agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information, discussion and analysis of our financial condition and results of operations should be read together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this report.
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

•
our stock-based compensation expense in fiscal 2015 will decrease on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014, with continued reductions as a percentage of revenue expected in fiscal 2016 and fiscal 2017;

•
that our solutions offerings, in particular our Mobility-Defined Networks™ architecture, including our new and expanding 802.11ac wireless LAN portfolio and Cloud WiFi™, will enable broader networking initiatives by both our current and potential customers;

•
that we will increase offshore operations by establishing additional offshore capabilities for certain engineering, customer support, operations, and general and administrative functions in China, India and Ireland;

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

•	that general and administrative expenses for fiscal 2015 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014;

•	that our restructuring plan announced in August 2014 will improve our cost structure and result in pre-tax restructuring charges of up to $8.0 million;

•	that our tax reserves are adequate;

•
that we may continue to incur significant legal costs defending ourselves against claims made by third parties and depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages could have a significant impact on our financial statements;

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
Aruba Mobility-Defined Networks are comprised of three major components. The first component consists of our mobility-centric network infrastructure, including Mobility Controllers with ArubaOS™ operating system software, value-added security software modules, controller-less and controller-managed wireless access points, Remote Access Points, virtual private network (“VPN”) client software, and our AirWave™ and cloud-based Aruba Central® management solutions, and Mobility Access Switches. The second component is our Aruba ClearPass Access Management System™, our next-generation access management system, which is designed to simplify and automate policy management, guest network access, mobile device onboarding, and mobile device health checks. The third component consists of our mobility applications, including application programming interfaces (“APIs”) for location and analytics applications as well as our Meridian™-powered mobile applications, which engage visitors through their mobile devices by providing indoor way-finding with turn-by-turn directions and targeted location-aware push notifications.
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
Headquartered in Sunnyvale, California and founded in 2002, Aruba is led by Dominic Orr, President and Chief Executive Officer and Keerti Melkote, Founder and Chief Technology Officer. Our website address is www.arubanetworks.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.
Major Trends Affecting Our Financial Results
Revenue
Our ability to increase our revenue will depend significantly on, among other things, continued growth in the market for enterprise mobility and remote networking solutions, continued acceptance of our products in the marketplace, our ability to continue to attract and retain new customers and distribution partners, our ability to compete, the willingness of customers to displace wired networks with wireless LANs, and our ability to continue to sell into our installed base of existing customers. We believe that our Aruba Mobility-Defined Networks, including our 802.11ac WLAN, ClearPass and Aruba Instant offerings, and software as a service solutions, will enable broader networking initiatives by both our current and potential customers. Our growth in support revenue is tied to increasing the number of products under support contracts, which is dependent on growing our installed base of customers, maintaining or improving the attach rate of support offerings to product sales and renewing existing support contracts. While we rely primarily on our partners to deliver professional services associated with our products, we sometimes deliver professional services directly to end customers, especially as we introduce new products. Our future profitability and rate of growth, if any, will also be directly affected by the timing and size of orders, product and channel mix, relative amount of professional services, seasonality of demand and sales patterns, average selling prices, costs of our products, our ability to effectively manage our multi-tier distribution model, general economic conditions, timing and impact of product transitions, and the extent to which we invest in our sales and marketing, research and development, and general and administrative resources.

The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers, which we believe reflects the need of business enterprises and other organizations to provide secure mobility to their users in a manner that is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 29.1% in the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014.
Our ability to meet our product revenue expectations is dependent upon (1) new bookings received, shipped, and recognized in a given quarter, (2) the amount of bookings from prior quarters not shipped that are shipped and recognized in the current quarter, and (3) the amount of deferred revenue entering a given quarter that is recognized as revenue in the quarter. We typically ship products within 10 days after the receipt of an order.
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
Backlog
In our experience, the actual amount of product backlog at any particular time is not a meaningful indication of our future business prospects. Because we allow customers to cancel or change their bookings with limited advance notice prior to shipment or performance and because some bookings remain in backlog due to concerns about the credit worthiness of the partner or customer, we do not consider backlog to be firm and do not believe our backlog information is a reliable indicator of our ability to achieve any particular level of revenue or financial performance.
Product Transitions
We started in fiscal 2014 and continue to be in the midst of an access point product transition cycle from the 802.11n standard to the new 802.11ac standard. These types of product transitions present both an opportunity to increase our market share (as occurred during the last transition from 802.11abg to 802.11n) as well as opposing risks. Our new 802.11ac access points are among the fastest ramping access points in our history. We often introduce new premium products, such as our AP-225 802.11ac access point, for early adopter segments, and subsequently follow with the introduction of value-priced products for larger market segments, such as our AP-205 802.11ac access point, which was introduced last fiscal quarter, and our AP-215 802.11ac access point, which was introduced to the market towards the end of our first quarter of fiscal 2015.
Early premium products generally require higher initial production costs than both existing products and subsequently introduced value-priced products. Although we expect production costs to decrease over time, we have experienced, and may experience in the future, pressures on our gross margins when our customers adopt the new standard earlier than we expect and purchase the new higher cost products at a rate faster than we forecast, before we are able to lower our production costs. Product transitions may offer opportunities to capture market share, which can compound these early market pressures. In addition, we have faced and we may face in the future competition on pricing that could impact our ability to capture market share at this standard-changing inflection point or otherwise continue to pressure our gross margins.
Costs and Expenses
The substantial majority of our cost of product revenue consists of payments to third parties to manufacture our products, including Wistron NeWeb Corporation ("WNC"), Sercomm and Accton Technology Corporation ("Accton"), which were our largest contract manufacturers in the first quarter of fiscal 2015.
Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. The largest component of our operating expenses in each of these categories is personnel costs. Personnel costs consist of salaries, benefits and incentive compensation for our employees, including commissions for sales personnel and stock-based compensation expense for employees. As we continue our transition to a higher mix of cash-based compensation relative to stock-based compensation, in fiscal 2015 we expect our stock-based compensation expense will decrease on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014, with continued reductions expected as a percentage of revenue in fiscal 2016 and fiscal 2017.
As of October 31, 2014 and October 31, 2013, we had 1,708 employees and 1,567 employees worldwide, respectively, representing an increase of 141 employees. This increase in employees is the most significant driver behind the increase in costs and operating expenses in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Even though we have recently adopted a restructuring plan described below that will reduce certain positions and shift other positions to lower-cost, talent-rich locations, we expect to continue hiring additional employees as we scale our business and optimize our global structure.

Restructuring Plan
In August 2014, we announced a restructuring plan to right-size our administrative and operations costs by lowering overall headcount in certain areas and realigning our workforce in other areas to lower-cost centers of excellence in several geographies. While our workforce will be reduced in the near term and certain personnel functions will be relocated to lower cost regions, we expect to continue hiring to support the expansion of our go-to-market strategy as well as to support continued product innovation.
At the time of the restructuring, we expected the restructuring plan would result in the reduction of up to 66 positions, or 3.7% of our global workforce, and the relocation of up to 75 positions, or 4.2% of our global workforce, to our facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland.
We also estimated that we would recognize pre-tax restructuring charges of between approximately $6.0 million to $8.0 million, consisting primarily of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based. We expected that these pre-tax charges would be expensed over the first three quarters of fiscal 2015, with the majority of the charges expected to be recognized during the first half of fiscal 2015.
Restructuring charges totaled $6.6 million in the first quarter of fiscal 2015, which consisted primarily of severance and other one-time termination benefits and other charges directly associated with the restructuring. We continue to expect that total pre-tax charges will not exceed $8.0 million, with the majority the remaining charges expected to be recognized during the second quarter of fiscal 2015.
For further information, refer to Note 9, Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program
As of October 31, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
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
During the first quarter of fiscal 2015, we repurchased a total of 1,127,607 shares of common stock for a total purchase price of $25.0 million. During the first quarter of fiscal 2014, we repurchased a total of 6,363,780 shares of common stock for a total purchase price of $113.5 million. As of October 31, 2014, $105.9 million remains authorized for repurchase under the stock repurchase program.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue primarily from sales of our ArubaOS operating system, controllers and gateways, wireless access points, application software modules, access management solution, multi-vendor management software, switches, and support and professional services.
We sell our products to channel partners and end customers located in the U.S., EMEA, APAC, and other parts of the world. We continue to expand into international locations and introduce our products in new markets. For fiscal 2015, we expect international revenue to increase in absolute dollars and remain in the approximate percentage range of recent years. For more information about our international revenue, see Note 10, Segment Information and Significant Customers, of the Notes to Condensed Consolidated Financial Statements.
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

Cost of Revenue
Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, charges for inventory obsolescence, amortization of existing technology and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Our contract manufacturers produce our products in Asia using quality assurance programs and standards that we jointly established. Cost of product revenue also includes amortization expense from purchased intangible assets.
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

Sales and Marketing Expenses
Sales and marketing expenses represent the largest component of our operating expenses and primarily consist of personnel costs, sales commissions, marketing programs and facilities costs. A portion of the amortization expense related to our intangible assets is also included in sales and marketing expenses. Marketing programs are intended to generate revenue from new and existing customers and are expensed as incurred. We plan to continue to invest strategically in sales and marketing with the intent to add new customers and increase penetration within our existing customer base, expand our domestic and international sales and marketing activities, build brand awareness and sponsor additional marketing events. We expect sales and marketing expenses will continue to be our most significant operating expense. Generally, new sales personnel are not as productive as existing personnel, and thus, the increase in sales and marketing expenses that we experience as we hire additional sales personnel is not expected to immediately result in increased revenue. Some of our sales personnel may never become as productive as anticipated or may not become as productive in the time frame originally expected. As a result, these expenses will reduce our operating margin unless and until the new sales personnel become equally productive and generate the amount of revenue expected. Accordingly, the timing of sales personnel hiring and the rate at which they become productive will affect our future performance. For fiscal 2015, we expect sales and marketing expenses will continue to be our most significant operating expense and will increase on an absolute dollar basis as we continue to invest strategically in this area and will decrease as a percentage of revenue compared to fiscal 2014.
General and Administrative Expenses
General and administrative expenses primarily consist of personnel and facilities costs related to our executive, finance, human resources, information technology and legal organizations, as well as insurance, investor relations, and IT infrastructure costs related to our enterprise resource planning ("ERP") and other systems. Further, our general and administrative expenses include professional services consisting of outside legal, audit, tax, Sarbanes-Oxley and IT consulting costs, and non-income tax reserves. We have incurred in the past, and may continue to incur, significant legal costs defending ourselves against claims made by third parties. These expenses are expected to continue as part of our ongoing operations and, depending on the timing and outcome of lawsuits and the legal process, legal costs and any resulting damages or settlements could have a significant impact on our financial statements. For fiscal 2015, we expect general and administrative expenses will increase in absolute dollars and will decrease as a percentage of revenue compared to fiscal 2014. However, third-party professional services are subject to material fluctuations given the needs of the business, which may cause our expected expenditures in absolute dollars and as a percentage of revenue to differ from our forecasted expectations.
Other Income (Expense), net
Other income (expense), net includes interest income primarily from cash equivalents and short-term investments, accretion of discount or amortization of premium on short-term investments, and losses or gains from foreign exchange rate changes.
Critical Accounting Policies
Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make estimates and judgments that affect the reported amounts of assets and liabilities as of the date of the Condensed Consolidated Financial Statements, as well as the reported amounts of revenue and expenses during the periods presented. We believe that the estimates and judgments upon which we rely are reasonable based upon information available to us at the time that these estimates and judgments are made. To the extent there are material differences between these estimates and actual results, our Condensed Consolidated Financial Statements will be affected. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, stock-based compensation, inventory valuation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and accounting for income taxes.
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2014, filed with the SEC on September 24, 2014. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the first quarter of fiscal 2015, as compared to those disclosed in our Annual Report for fiscal 2014.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements under Note 1, The Company and its Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, that the pronouncements could have on us.

Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Three Months Ended October 31,
	2014	2013
Revenue:
Product	81.1%	81.3%
Support and professional services	18.9%	18.7%
Total revenue	100.0%	100.0%
Cost of revenue:
Product	24.9%	25.0%
Support and professional services	4.6%	5.2%
Total cost of revenue	29.5%	30.2%
Gross margin	70.5%	69.8%
Operating expenses:
Research and development	20.3%	25.1%
Sales and marketing	34.6%	39.2%
General and administrative	7.5%	9.0%
Restructuring charges	3.2%	—%
Total operating expenses	65.6%	73.3%
Operating income (loss)	4.9%	(3.5)%
Other income (expense), net:
Interest income	0.1%	0.1%
Other income (expense), net	(0.4)%	0.2%
Income (loss) before income taxes	4.6%	(3.2)%
Provision for income taxes	3.3%	1.7%
Net income (loss)	1.3%	(4.9)%

Revenue

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Total revenue	$207,821	$160,927
Type of revenue:
Product	$168,470	$130,831
Support and professional services	39,351	30,096
Total revenue	$207,821	$160,927
Percent revenue by type:
Product	81.1%	81.3%
Support and professional services	18.9%	18.7%
Revenue by geography:
United States	$132,765	$108,315
Europe, the Middle East and Africa	44,857	25,996
Asia Pacific	26,006	22,994
Rest of World	4,193	3,622
Total revenue	$207,821	$160,927
Percent revenue by geography:
United States	63.9%	67.2%
Europe, the Middle East and Africa	21.6%	16.2%
Asia Pacific	12.5%	14.3%
Rest of World	2.0%	2.3%
Total revenue by sales channel:
Indirect	$195,020	$149,201
Direct	12,801	11,726
Total revenue	$207,821	$160,927
Percent revenue by sales channel:
Indirect	93.8%	92.7%
Direct	6.2%	7.3%
For the first quarter of fiscal 2015, total revenue increased $46.9 million, or 29.1%, compared to the first quarter of fiscal 2014. The revenue growth was driven primarily by an expansion of our customer base coupled with incremental purchases from existing customers as a result of ongoing strength in the enterprise mobility market, which continues to benefit from BYOD initiatives and strong uptake of our 802.11ac access point products, as well as positive results from our investments in expanding our sales force.
Product revenue increased $37.6 million, or 28.8%, during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The increase in product revenue was primarily driven by strong demand for our access point products, particularly our 802.11ac and Instant access point products, and our ClearPass software product. Sales of our switching products also increased.
We believe the rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization are driving the increase in demand for our solutions, allowing us to add new customers every fiscal quarter. Our mobility solutions, further enhanced by our ClearPass and our 802.11ac and Instant access point solutions, continue to gain momentum as companies move toward a next generation Mobility-Defined Network.
Support and professional services revenue increased $9.3 million, or 30.8%, during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, primarily due to an increase in post-contract support (PCS) revenue. The increase in PCS revenue was primarily a result of increased initial sales and renewals of PCS agreements boosted by higher product sales. Additionally, in the first quarter of fiscal 2015, we recognized an incremental $1.2 million of services revenue associated with a single PCS renewal related to services previously provided, which we do not expect to recur.

U.S. revenue increased $24.5 million, or 22.6%, during the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014. Revenue from shipments to locations outside the U.S. increased $22.4 million, or 42.7%, during the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014. The increase in revenue in the U.S. and locations outside the U.S. was primarily due to overall market growth and increased market penetration led by a larger sales organization in the first quarter of fiscal 2015.
Revenue from our indirect sales channels increased $45.8 million, or 30.7%, during the first quarter of fiscal 2015, compared to the first quarter of fiscal 2014. The increase in revenue from our indirect sales channels was primarily due to overall market growth and increased market penetration.
Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.
Cost of Revenue and Gross Margin

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Total revenue	$207,821	$160,927

Cost of product revenue	51,630	40,118
Cost of professional services and support revenue	9,609	8,433
Total cost of revenue	61,239	48,551
Gross profit	$146,582	$112,376

Gross margin	70.5%	69.8%
For the first quarter of fiscal 2015, our total cost of revenue increased $12.7 million, or 26.1%, compared to the first quarter of fiscal 2014. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, and Accton, our largest contract manufacturers. For the first quarter of fiscal 2015, payments to WNC, Sercomm, and Accton constituted approximately 27%, 21%, and 14%, respectively, of our cost of product revenue. Additionally, cost of product revenue was unfavorably impacted in the first quarter of fiscal 2015 by charges associated with excess and obsolescence of certain products, including our 802.11n controllers, as our customers transitioned to our new 802.11ac controllers.
For the first quarter of fiscal 2015, our cost of support and professional services revenue increased $1.2 million, or 13.9%, compared to the first quarter of fiscal 2014. For the first quarter of fiscal 2015, cost of support and professional services was primarily impacted by an increase of $0.8 million and $0.6 million in personnel compensation and additional restocking inventory to support our customer base, respectively, as compared to the first quarter of fiscal 2014. This increase was offset in part by a decrease in stock-based compensation of $0.4 million as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
The increase in personnel compensation was primarily the result of an increase in headcount to support the corresponding increase in support and professional service revenue, including increased costs associated with providing professional services to accelerate the adoption of our solutions.
Our total gross margin increased 70 basis points to 70.5% for the first quarter of fiscal 2015, compared to 69.8% for the comparable period in fiscal 2014. The increase in gross margin was primarily due to higher access point gross margins, higher ClearPass software revenue mix, and lower stock-based compensation charges. The increase was partially offset by inventory excess and obsolescence charges and a lower mix of controller-based software due to strength in our Instant access point product growth.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications.

Research and Development Expenses

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Research and development expenses	$42,234	$40,445
Percent of total revenue	20.3%	25.1%
For the first quarter of fiscal 2015, research and development expenses increased $1.8 million, or 4.4%, compared to the first quarter of fiscal 2014, primarily due to compensation and related expenses associated with higher headcount levels as we continued to enhance our technology solutions, develop new products and support our business growth strategy.
For the first quarter of fiscal 2015, personnel compensation and related expenses increased $3.0 million, or 18.7%, compared to the first quarter of fiscal 2014, primarily due to an increase in headcount and higher cash-based incentive programs. This increase was partially offset by a decrease in stock-based compensation of $1.2 million, or 11.5%, as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
Sales and Marketing Expenses

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Sales and marketing expenses	$71,975	$63,044
Percent of total revenue	34.6%	39.2%
For the first quarter of fiscal 2015, sales and marketing expenses increased $8.9 million, or 14.2%, compared to the first quarter of fiscal 2014. For the first quarter of fiscal 2015, personnel compensation and related expenses increased $9.2 million, or 26.3%, compared to the first quarter of fiscal 2014, primarily as a result of expanding our headcount and higher sales commission expense in support of our go-to-market strategy. Facilities and IT-related expenses increased $0.5 million, or 18.2%, during the first quarter of fiscal 2015 compared to the same period in fiscal 2014, as we continue expanding our infrastructure to support our sales and marketing efforts and increase personnel. These increases were partially offset by a decrease in stock-based compensation of $0.7 million as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014.
General and Administrative Expenses

	Three Months Ended October 31,
	2014	2013
	(in thousands)
General and administrative expenses	$15,615	$14,515
Percent of total revenue	7.5%	9.0%
For the first quarter of fiscal 2015, general and administrative expenses increased $1.1 million, or 7.6%, compared to the first quarter of fiscal 2014. This increase is primarily related to personnel compensation and related expenses totaling $1.2 million and is the result of increased headcount and higher compensation compared to the first quarter of fiscal 2014.
Restructuring Charges

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Restructuring charges	$6,554	$—
Percent of total revenue	3.2%	—%
In August 2014, we announced a restructuring plan to right-size our administrative and operations costs by lowering overall headcount in certain areas and realigning our workforce in other areas to lower-cost centers of excellence in several geographies. While our workforce will be reduced in the near term and certain personnel functions will be relocated to lower cost regions, we expect to continue hiring to support the expansion of our go-to-market strategy as well as to support continued product innovation.

At the time of the restructuring, we expected it would result in the reduction of up to 66 positions, or 3.7% of our global workforce, and the relocation of up to 75 positions, or 4.2% of our global workforce, to our facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland.
We also estimated that we would recognize pre-tax restructuring charges of between approximately $6.0 million and $8.0 million, consisting primarily of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based. We expected that these pre-tax charges would be expensed over the first three quarters of fiscal 2015, with the majority of the charges expected to be recognized during the first half of fiscal 2015.
Restructuring charges totaled $6.6 million in the first quarter of fiscal 2015, which consisted primarily of severance and other one-time termination benefits and other charges directly associated with the restructuring. We continue to expect that total pre-tax charges will not exceed $8.0 million, with the majority of the remaining charges expected to be recognized during the second quarter of fiscal 2015.
For further information, refer to Note 9, Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements.
Other Income (Expense), Net

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Interest income	$199	$261
Other income (expense), net	(752)	270
Total other income (expense), net	$(553)	$531
Percent of total revenue	(0.3)%	0.3%
For the first quarter of fiscal 2015, total other income (expense), net decreased $1.1 million, compared to the first quarter of fiscal 2014. For the first quarter of fiscal 2015, interest income decreased $0.1 million, or 23.8%, primarily due to lower invested balances in short-term investments, the primary source of our interest income. Our average short-term investments balance for the first quarter of fiscal 2015 was $164.7 million compared with $261.8 million in the first quarter of fiscal 2014. For the first quarter of fiscal 2015, other income (expense), net decreased $1.0 million, or 378.5%, compared to fiscal 2014, primarily as a result of unrealized foreign exchange losses from holdings of weakened Euro and British Pound cash balances.
Provision for Income Taxes

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Income (loss) before income taxes	$9,651	$(5,097)
Provision for income taxes	6,908	2,730
Net income (loss)	$2,743	$(7,827)
Effective tax rate	71.6%	53.6%
Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the first quarter of fiscal 2015, our effective tax rate differs from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation and the mix of earnings among jurisdictions with different tax rates. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation. For the first quarter of fiscal 2015, we computed our provision for income taxes based on the projected annual effective tax rate as we determined that small changes in the estimated income or loss between tax jurisdictions would not result in significant fluctuations in the estimated annual effective tax rate.
For the first quarter fiscal 2014, we computed our quarterly provision for income taxes based on the actual tax rate for that period, as we determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate. For the first quarter of fiscal 2014, our effective tax rate differs from the tax computed at the U.S. federal statutory income tax rate due primarily to non-deductible stock-based compensation and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights.
The difference in the effective tax rates between the first quarter of fiscal 2015 and 2014 is due primarily to a difference in the mix of earnings among jurisdictions with different tax rates, offset by a reduction in deferred tax charges in the first quarter of fiscal 2015.

For further information, refer to Note 7, Income Taxes, of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

	October 31, 2014	July 31, 2014
	(in thousands)
Working capital	$275,626	$244,004
Cash and cash equivalents	$152,587	$118,594
Short-term investments	$162,709	$166,359

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$46,555	$21,248
Cash provided by (used in) investing activities	$(3,264)	$21,759
Cash used in financing activities	$(9,298)	$(106,013)
As of October 31, 2014, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds and money market funds with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, certificates of deposit, and municipal notes and bonds. Cash, cash equivalents and short-term investments increased by $30.3 million in the first quarter of fiscal 2015 from $285.0 million as of July 31, 2014 to $315.3 million as of October 31, 2014, primarily as a result lower cash levels used in our stock repurchase program of $25.0 million compared with our previous fiscal quarter. As of October 31, 2014 and July 31, 2014 we had $67.8 million and $76.0 million of cash and cash equivalents, respectively, held outside the U.S. All of our cash and cash equivalents held outside the U.S. are required for foreign working capital needs or can be used to make tax-free repayments of intercompany balances owed to Aruba Networks, Inc. If in the future, funds held outside the United States exceed amounts required for working capital needs, amounts intended for permanent reinvestment outside the United States, and amounts required to repay intercompany balances owed to Aruba Networks, Inc., then we would be required to accrue and pay U.S. taxes to repatriate these funds. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which could materially affect our financial results.
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
During our first quarter of fiscal 2015, net cash provided by operating activities increased $25.3 million compared to our first quarter of fiscal 2014. This increase was primarily the result of an increase of $8.5 million generated from our net income adjusted by non-cash charges, primarily as a result of the change from a net loss position in the first quarter of fiscal 2014 to a net income position of $2.7 million in the first quarter of fiscal 2015. Our cash from operations also increased by $16.8 million derived from changes of our operating assets and liabilities. This increase was primarily the result of a decrease in accounts payable, accrued liabilities and other current and non-current liabilities of $41.7 million, primarily due to lower partner rebates balances due to timing of payments and payment of a legal settlement in the first quarter of fiscal 2014, and a decrease in inventory of $5.2 million, primarily due to timing of purchases and receiving inventory. This increase was offset by a decrease in accounts receivable of $30.0 million, primarily as a result of timing of billings and collections.

Cash Flows from Investing Activities
Cash from investing activities decreased $25.0 million in the first quarter of fiscal 2015 compared to the same period in fiscal 2014. This decrease was primarily due to lower sales and maturities, net of purchases, of short-term investments of $23.1 million, as a result of significantly lower funds invested in our stock repurchase program in the first fiscal quarter of fiscal 2015 compared to the same period in fiscal 2014.
Cash Flows from Financing Activities
Cash used in financing activities decreased by $96.7 million during the first three months of fiscal 2015 compared to the same period in fiscal 2014. This decrease was primarily the result of significantly lower funds of $88.5 million invested in our stock repurchase program and an increase in cash proceeds from issuance of common stock of $5.4 million in the first quarter of fiscal 2015 compared to the same period in fiscal 2014.
Based on our current cash, cash equivalents, short-term investments, and cash generated from operations we expect that we will have sufficient resources to fund our operations for the next 12 months. However, we may, in the future, seek to raise additional capital or incur indebtedness to fund our operations or support acquisition activity. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of expansion into new territories, the timing of introductions of new products and enhancements to existing products, the extent of future acquisition activity, and the continuing market acceptance of our products and potential future business acquisitions.
Contractual Obligations and Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations at October 31, 2014:

	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$18,812	$8,113	$9,806	$893	$—
Purchase obligations (1)	52,555	45,081	5,523	500	1,451
Total contractual obligations	$71,367	$53,194	$15,329	$1,393	$1,451

(1)
Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long-term liabilities in our Condensed Consolidated Balance Sheet at October 31, 2014 include $12.3 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore we have excluded them from the preceding table.
Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. In the first quarter of fiscal 2015, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest on these investments. As a result, we account for these investments on a cost basis and do not consolidate their activity. Certain events may require a reassessment of our investments on these privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we do not control these entities, we do not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of October 31, 2014, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
As of October 31, 2014, foreign currency cash accounts totaled $32.6 million, primarily in Euro, British Pounds, Chinese Yuan, and Indian Rupees.
All of our sales contracts are denominated in U.S. Dollars and therefore, our revenue is not subject to significant foreign currency risk. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, and Indian Rupee. To date, we have not entered into hedging contracts because expenses in foreign currencies have not been material, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $3.3 million change in the value of our foreign currency cash accounts at October 31, 2014.
Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $315.3 million and $285.0 million as of October 31, 2014, and July 31, 2014, respectively. The cash, cash equivalents and short-term investments are primarily held for working capital for general corporate purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as short-term investments. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first three months of fiscal 2015, our interest income on cash, cash equivalents and short-term investments would have not resulted in a material decrease assuming consistent investment levels.

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
Based on our evaluation, our CEO and CFO concluded that, as of October 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the heading "Legal Matters" in Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, "Risk Factors."

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. These risks are not presented in order of importance or probability of occurrence.
This section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
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
Our product and services gross margins vary from quarter to quarter and from year to year. For example, our level of gross margin declined in fiscal 2014 relative to fiscal 2013 and again in the fourth quarter of fiscal 2014 relative to the comparable period in fiscal 2013. Our level of gross margin may continue to fluctuate and may be adversely affected in the future by numerous factors, including: changes in the mix of products and services sold (for example, selling in any given fiscal quarter more of our switching products or professional services relative to our higher gross margin solutions or selling more of our solutions that contain a lower mix of software), the percentage of revenue we receive from international regions, increased price competition and discounting pressures (particularly on larger deals and in connection with the timing and transition to new solutions), increases in material, labor or other manufacturing-related costs (including expenditures required to meet unexpected demand for solutions), excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory (particularly during product transitional periods and as we increase our use of stocking distributors), increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate demand, timing of revenue recognition and revenue deferrals, warranty-related issues, freight charges, the timing and pricing with regard to the introduction of new solutions or new platforms and the related transition from older solutions to newer solutions, or entry into new markets with different pricing and cost structures. If one or more of these factors were to negatively impact our results, our company and product gross margins may be adversely affected, which in turn could cause our stock price to decline.
If we fail to manage our recently announced cost optimization plan, we may suffer a number of adverse consequences, any of which could harm our business and results of operations.
We recently announced a cost optimization plan designed to reduce certain positions, and to shift other positions to lower-cost, talent rich locations in order to efficiently scale our company with a global infrastructure. As a result of this plan, we have faced and continue to face a number of additional risks, any of which could prevent us from achieving our stated goals and otherwise harm our business, including the following risks that:

•	we may not be able to efficiently and effectively relocate certain functions that have been selected for relocation to lower cost centers of operation;

•
in the event existing personnel within the selected functions identified for relocation do not relocate, we may not be able to recruit new hires in those locations as rapidly or cost-efficiently as we expect;

•
we have not retained some and may not be able to retain remaining personnel in certain functions identified for transition roles for the full length of the expected transition period, which has resulted and may cause us in the future to incur additional costs to fulfill those functions during the remainder of the transition period;

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

If any of these risks were to occur, our ability to achieve our expected cost optimizations could be adversely impacted, which could harm our business and results of operations.
If we fail to manage future growth effectively, our business would be harmed.
Even though our cost optimization plan was, in part, designed to reduce certain positions, a significant part of that plan also included a shifting of other positions to lower-cost, talent rich locations because we intend to continue to expand our operations in order to sustain and increase our growth. To that end, we intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. For example, during fiscal 2014, we significantly increased the size of our direct sales force. In addition, we have increased our domestic and non-domestic operations by expanding capabilities for certain engineering and general and administrative functions in Oregon, as well as in China, India and Ireland, which we plan to continue.
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
If we fail to manage our growth effectively, we may experience a wide variety of negative impacts to our business. For example, we expect that our continued growth will require us to make significant investments in information technology, or IT, infrastructure. If we do not timely purchase or properly implement these IT infrastructure purchases, we could inaccurately forecast customer demand for a particular product, which could lead to insufficient inventory and lost sales opportunities. Alternatively, if our IT systems fail to operate as we intend, we could overestimate demand and finish a quarter with obsolete or excess inventory. If any of these were to occur, our growth rate and our financial results could be negatively impacted. In addition, if our IT systems and related control environments are insufficient to scale with the growth of our operations, including our transition of certain personnel and operations to lower costs centers in connection with our recently announced cost optimization plan, we may identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting. If this were to occur, we could miss a filing deadline for one of our periodic reports, which could in turn cause investors to lose confidence in us, negatively impact our ability to access the capital market and cause our stock price to decline.
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
Our business depends significantly on economic conditions generally and the demand for our solutions in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates in certain geographic regions, reduced capital spending, sovereign debt default risks in certain European Union and South American countries, Japanese recession, and geopolitical unrest and hostilities in the Middle East, Eastern Europe, Africa, and elsewhere. Economic growth in the U.S. and many other countries remains low and the length of time these adverse economic conditions may persist is unknown.
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
Although demand for products and services in the enterprise mobility market has continued to grow despite the global economic slowdown, the rate of that growth has slowed. We believe that the adverse global economic climate has played (and will continue to play) a role in the slower growth rates for products and services in the enterprise mobility market, including our suite of solutions. If the overall market demand for the types of solutions we sell does not grow or fails to grow at the rates we expect (and we do not otherwise increase our share of the market), then our revenue, business and operating results would likely be adversely impacted. In addition, if interest rates were to rise or foreign exchange rates were to weaken further for our international customers, overall demand for our solutions could be further dampened, and related IT spending might be reduced. Furthermore, any increase in worldwide commodity prices might result in higher component prices and increased shipping costs, both of which would be likely to negatively impact our financial results.
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
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $17.3 million as of October 31, 2014. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
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
We expect competition to intensify in the future based on the following factors:

•	continued consolidation among our competitors;

•	emergence of new companies as competitors in our markets or new markets in which we may participate;

•	expansion by us into new geographic and product markets with new competitors (including companies outside of the traditional infrastructure market) as we broaden our offering of solutions;

•	introduction by other companies and us of new products in the markets we serve or may enter;

•	increasing pricing competition at all levels of the market, especially at the lower end of the market for value-priced products;

•	marketing of competitive products and services by our channel partners; and

•	the rapid pace of technological advancement, including potentially disruptive technologies, concepts or go-to-market strategies.
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
In addition, we can expect competition to develop from new market entrants, which could include our channel partners and customers. If our channel partners purchase companies that compete with us or otherwise begin to market products and services that compete with our solutions, the resulting pressures could adversely affect our business, operating results and financial condition in a material way and may even result in the termination of our relationship with those channel partners. Any actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors or new market entrants, is likely to increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our solutions at all. As we continue to expand globally, we may experience new competition in different geographic regions from existing companies with strong technological, marketing and sales positions in those markets. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Moreover, companies with whom we have strategic alliances in some areas may be competitors in other areas, which could negatively impact our existing business relationship with these companies and harm our business. Other new market entrants may offer disruptive technologies or disruptive business models which allow them to provide competitive products for free or at extremely low prices as part of a larger plan to earn revenue on related products, services or solutions.
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
Our ability to compete is substantially dependent upon the performance of our employees, including members of our senior management. As a result, our success is substantially dependent upon our ability to attract and retain talented personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area. Our recent cost optimization plan may result in increased difficulty recruiting and retaining employees. Additionally, fluctuations or a sustained decrease in the trading price of our common stock or pressures on our ability to grant equity to new and existing employees, such as our plan to reduce stock-based compensation as a percentage of revenue, could affect our ability to attract and retain the best talent. In the event our competitors offer more attractive salaries, benefits or equity grants, we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, talented employees would have a material adverse effect on our business.
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

	Three Months Ended October 31,
	2014	2013
ScanSource, Inc.	17.6%	21.3%
Synnex Corp.	12.3%	13.6%
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
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	October 31, 2014	July 31, 2014
ScanSource, Inc.	12.7%	17.2%
Synnex Corp.	13.1%	11.8%
Avnet Logistics U.S. LP	13.3%	15.3%
Dell, Inc.	*	11.5%
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

The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new solutions, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer’s decision to purchase certain of our solutions, particularly new solutions, involves a significant commitment of its resources, customers often undertake an in-depth evaluation process, which may involve not only our solutions but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. These lengthy procurement processes are frequently influenced by budgetary considerations. For example, in July 2014, the Federal Communications Commission issued the E-rate Modernization Order to approve an update to the E-rate program (also known as the Schools and Libraries Program of the Universal Service Fund), which resulted in a $2 billion increase over the next two years to E-rate’s existing budget to support Wi-Fi within schools and libraries. Certain customers may delay purchasing decisions until the new rules are implemented or until these funds become available for the 2015/2016 funding cycle.
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
We implemented a modified structure of our corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of these changes, it is possible that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will challenge the tax benefits that we expect to realize as a result of the modified structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, would negatively impact the anticipated tax benefits of the structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If any of these negative effects were to occur, we might not achieve the financial efficiencies that we have anticipated, and our future operating results and financial condition could be adversely affected.
Recently, Irish tax authorities announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes will impact newly created Irish entities immediately but are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations in the future.
Additionally, the Organisation for Economic Co-Operation and Development recently released draft guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.
An increasing amount of our cash and cash equivalents may in the future be held outside of the U.S. and we could be subject to repatriation delays and costs, which could reduce our financial flexibility.
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
We outsource the manufacturing of our products to primarily three contract manufacturers and original design manufacturers, Accton, Sercomm and Wistron NeWeb Corporation, each of which conducts its manufacturing activities in China. Our reliance on these third-party manufacturers reduces our control over the manufacturing process and exposes us to a variety of risks, including: interruptions in steady flow of inventory at steady prices due to lack of long-term supply contracts, long lead times to qualify new third-party manufacturers, reduced control over quality assurance, product costs, and product supply and timing, increased reliance on system interoperability to ensure timely product deliveries, and the potential for infringement or misappropriation of our intellectual property.
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

•
tariffs, trade barriers and trade disputes, import/export regulations, governmental actions, and other regulatory or contractual limitations on our ability to sell, support or develop our products in certain foreign markets;

•	the difficulty and cost of managing foreign distribution centers and implementing professional services in smaller foreign markets;

•
changes in, and differences between, U.S. and non-U.S. rules related to trade, environmental, health and safety, technical standards, consumer protection, social responsibility and other standards and policies;

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

We may be unable to obtain a sufficient supply of components and parts that are verified free of DRC-sourced conflict minerals, which could result in a shortage of such components and parts, reputational damages or loss of sales if we are unable to determine that our products are free of such minerals.
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
It is our policy to require our suppliers, subcontractors, distributors, resellers, and third-party sales representatives to operate in compliance with applicable laws, rules and regulations regarding working conditions, employment practices, environmental compliance, anti-corruption and intellectual property licensing. However, we do not control their labor and other business practices. If one of our suppliers, subcontractors, distributors, resellers, or other representatives violates labor or other laws or implements labor or other business practices that are illegal or regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. Furthermore, if one of our suppliers, subcontractors, distributors, resellers or other representatives were to engage in conduct without our knowledge that materially contravened an aspect of our revenue recognition policies, we could be required to delay or reverse the recognition of revenue, which could harm our results of operations. If one of our suppliers or subcontractors fails to procure necessary intellectual property licenses, legal action could be taken against us that could impact the saleability of our solutions and expose us to financial obligations to a third-party. Any of these events could have a negative impact on our sales and results of operations.
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
Provisions in our charter documents, Delaware law, and employment arrangements with certain of our executives could discourage a takeover that stockholders may consider favorable.
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
Certain of our executives may be entitled to accelerated vesting of their stock awards and/or cash compensation pursuant to the terms of their employment arrangements upon a change of control of our company. In addition to the arrangements currently in place with some of our executives, we may enter into similar arrangements in the future with other executives. Such arrangements could delay or discourage a potential acquisition of our company.

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
None.

(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of October 31, 2014, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
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
The following table summarizes share repurchase activity for the three months ended October 31, 2014 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
August 1, 2014 - August 31, 2014	—	$—	—	$130,876
September 1, 2014 - September 30, 2014	1,127,607	22.17	1,127,607	105,876
October 1, 2014 - October 31, 2014	—	—	—	$105,876
Total	1,127,607	$22.17	1,127,607

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Description Document

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: December 4, 2014

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: December 4, 2014

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)