Form 10-Q
period 2015-01-31
ARUBA NETWORKS, INC.
filed 2015-03-10
CIK 1173752

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 _________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock was 108,315,234 as of March 5, 2015.

ARUBA NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JANUARY 31, 2015

 PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (in thousands, except per share amounts)

	January 31, 2015	July 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$151,949	$118,594
Short-term investments	139,049	166,359
Accounts receivable, less allowances of $410 and $333, respectively	114,109	102,256
Inventory	45,273	39,836
Deferred costs of revenue	12,113	12,721
Prepaids and other current assets	17,372	18,063
Deferred income tax assets, current	14,840	25,676
Total current assets	494,705	483,505
Property and equipment, net	30,360	27,261
Goodwill	67,242	67,242
Intangible assets, net	18,079	19,505
Deferred income tax assets, non-current	22,698	23,962
Other non-current assets	8,779	8,185
Total assets	$641,863	$629,660
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,615	$23,763
Accrued liabilities	95,221	80,578
Deferred revenue, current	153,510	135,160
Total current liabilities	268,346	239,501
Deferred revenue, non-current	47,225	44,977
Other non-current liabilities	14,229	12,686
Total liabilities	329,800	297,164
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock: $0.0001 par value; 350,000 shares authorized; 107,289 and 107,557 shares issued and outstanding, respectively	11	11
Additional paid-in capital	479,510	508,374
Accumulated other comprehensive loss	(1,518)	(1,523)
Accumulated deficit	(165,940)	(174,366)
Total stockholders’ equity	312,063	332,496
Total liabilities and stockholders’ equity	$641,863	$629,660
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenue
Product	$173,721	$141,755	$342,191	$272,586
Support and professional services	39,210	34,601	78,561	64,697
Total revenue	212,931	176,356	420,752	337,283
Cost of revenue
Product	51,536	43,303	103,166	83,421
Support and professional services	8,820	10,050	18,429	18,483
Total cost of revenue	60,356	53,353	121,595	101,904
Gross profit	152,575	123,003	299,157	235,379
Operating expenses
Research and development	43,179	42,585	85,413	83,030
Sales and marketing	72,280	69,569	144,255	132,613
General and administrative	15,674	14,468	31,289	28,983
Restructuring charges	(482)	—	6,072	—
Total operating expenses	130,651	126,622	267,029	244,626
Operating income (loss)	21,924	(3,619)	32,128	(9,247)
Other income (expense), net
Interest income	192	217	391	478
Other income (expense), net	(1,266)	(80)	(2,018)	190
Total other income (expense), net	(1,074)	137	(1,627)	668
Income (loss) before income taxes	20,850	(3,482)	30,501	(8,579)
Provision for income taxes	15,167	7,219	22,075	9,949
Net income (loss)	$5,683	$(10,701)	$8,426	$(18,528)

Net income (loss) per share - basic	$0.05	$(0.10)	$0.08	$(0.17)
Net income (loss) per share - diluted	$0.05	$(0.10)	$0.07	$(0.17)
Shares used in per share calculation - basic	107,891	107,153	108,132	109,608
Shares used in per share calculation - diluted	113,393	107,153	114,711	109,608
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)

Net income (loss)	$5,683	$(10,701)	$8,426	$(18,528)

Other comprehensive income, net of tax:
Short-term investments:
Unrealized gains, net	36	57	14	205
Realized gains reclassified into earnings	(9)	(35)	(9)	(65)
Net change in unrealized gains on short-term investments	27	22	5	140
Other comprehensive income	27	22	5	140

Comprehensive income (loss)	$5,710	$(10,679)	$8,431	$(18,388)
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

ARUBA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income (loss)	$8,426	$(18,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,267	14,250
Change in provision for doubtful accounts	79	(173)
Inventory reserves for excess, obsolescence and other	5,027	2,937
Stock-based compensation expense	48,294	56,163
Amortization of discounts and premiums on short-term investments	680	1,129
(Gain) loss on disposal of property and equipment, intangibles and other	(712)	232
Deferred income taxes	11,231	3,979
Excess tax benefit associated with stock-based compensation	(6,365)	(721)
Changes in operating assets and liabilities:
Accounts receivable	(11,932)	11,212
Inventory	(9,430)	(11,451)
Deferred costs of revenue	608	(4,069)
Prepaids and other current assets	211	2,373
Other non-current assets	606	(2,058)
Accounts payable, accrued liabilities and other non-current liabilities	24,784	(34,700)
Deferred revenue	20,598	34,028
Net cash provided by operating activities	106,372	54,603
Cash flows from investing activities
Purchases of short-term investments	(65,720)	(87,119)
Proceeds from sales of short-term investments	12,799	89,240
Proceeds from maturities of short-term investments	79,559	99,083
Purchases of property and equipment	(13,031)	(7,854)
Purchases of intangible assets	(2,840)	—
Investment in a privately-held company	(1,200)	—
Net cash provided by investing activities	9,567	93,350
Cash flows from financing activities
Proceeds from issuance of common stock	16,051	10,473
Repurchases of common stock under stock repurchase program	(105,000)	(193,504)
Excess tax benefit associated with stock-based compensation	6,365	721
Net cash used in financing activities	(82,584)	(182,310)
Net increase (decrease) in cash and cash equivalents	33,355	(34,357)
Cash and cash equivalents, beginning of period	118,594	144,919
Cash and cash equivalents, end of period	$151,949	$110,562

Supplemental disclosure of cash flow information
Income taxes paid	$2,970	$3,046
Non-cash investing and financing activities
Net change in accounts payable and accrued liabilities related to purchases of property and equipment	$105	$891
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
The unaudited Condensed Consolidated Financial Statements have been prepared on the same basis as the Company's audited financial statements as of and for the year ended July 31, 2014 and include all adjustments necessary for the fair statement of the Company’s financial position as of January 31, 2015; the results of operations and statements of comprehensive income (loss) for the three and six months ended January 31, 2015 and 2014; and the statements of cash flows for the six months ended January 31, 2015 and 2014. The results of operations for the three and six months ended January 31, 2015 are not necessarily indicative of the operating results for any subsequent quarter, for the fiscal year ending July 31, 2015 or any future periods.
The accompanying statements are unaudited and should be read in conjunction with the audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014, filed with the SEC on September 24, 2014.
Significant Accounting Policies
There have been no significant changes in the Company’s accounting policies for the second quarter of fiscal 2015, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended July 31, 2014.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Recent Accounting Pronouncements
New Accounting Updates Recently Adopted
In March 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update requiring an entity to release into net income (loss) the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent, it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This standard became effective for the Company beginning in the first quarter of fiscal 2015. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, with the purpose of reducing diversity in practice. This standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. This standard became effective for the Company beginning in the first quarter of fiscal 2015. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
In November 2014, the FASB issued an accounting standard update which provides to all acquired entities the option to apply pushdown accounting when an acquirer obtains control of them. The guidance also allows any subsidiary of an acquired entity to apply pushdown accounting to its separate financial statements, regardless of whether the acquired entity elects to apply pushdown accounting. This standard became effective for the Company in the second quarter of fiscal 2015. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
Recent Accounting Updates Not Yet Effective
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures around both discontinued operations and certain other disposals that do not meet the definition of discontinued operation. Under the revised standard, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This standard will be effective for the Company beginning in the first quarter of fiscal 2016. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
In May 2014, the FASB issued an accounting standard update which provides for new revenue recognition guidance. The new standard is expected to supersede nearly all existing revenue recognition guidance. The core principle of the new guidance is to recognize revenue when promised goods or services are transferred to customers, in an amount that reflects the consideration to which the vendor expects to receive for those goods or services. The new standard is expected to require more judgment and estimates within the revenue recognition process than currently required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations. This standard will be effective for the Company beginning in the first quarter of fiscal 2018, with no early adoption permitted. The Company will use one of two methods of adoption: (i) retrospective to each prior reporting period presented, with the option to elect certain practical expedients as defined within the standard; or (ii) retrospective with the cumulative effect of initially applying the standard recognized at the date of initial application inclusive of certain additional disclosures. The Company is currently evaluating these transition methods as well as the impact of this standard on its Consolidated Financial Statements.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

2.	Goodwill and Intangible Assets
The following table summarizes details of the Company’s goodwill:

Amount
(in thousands)
Balance at July 31, 2013	$67,242
Changes in goodwill	—
Balance at July 31, 2014	67,242
Changes in goodwill	—
Balance at January 31, 2015	$67,242

The following table summarizes details of the Company’s intangible assets:

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at January 31, 2015
Existing technology	3 to 7 years	$41,383	$(32,505)	$8,878
Patents	2 to 13 years	14,636	(6,537)	8,099
Customer contracts	4 to 7 years	7,533	(6,758)	775
Support agreements	5 to 6 years	2,917	(2,856)	61
Tradenames and trademarks	1 to 5 years	1,150	(917)	233
Non-compete agreements	2 to 4 years	912	(879)	33
Total		$68,531	$(50,452)	$18,079
In the second quarter of fiscal 2015, the Company entered into a perpetual patent license agreement for $2.8 million to support its product development and research and development activities.

	Estimated Useful Lives	Gross Value	Accumulated Amortization	Net Value
	(in thousands, except estimated useful lives)
Balance at July 31, 2014
Existing technology	3 to 7 years	$41,383	$(29,196)	$12,187
Patents	2 to 13 years	11,796	(5,881)	5,915
Customer contracts	4 to 7 years	7,533	(6,536)	997
Support agreements	5 to 6 years	2,917	(2,839)	78
Tradenames and trademarks	1 to 5 years	1,150	(867)	283
Non-compete agreements	2 to 4 years	912	(867)	45
Total		$65,691	$(46,186)	$19,505

The following table summarizes the amortization expense related to intangible assets recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Cost of product revenue	$1,941	$2,025	$3,936	$4,030
Sales and marketing	144	353	288	706
Research and development	6	6	13	12
General and administrative	15	—	29	—
Total	$2,106	$2,384	$4,266	$4,748

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the estimated future amortization expense of the Company's intangible assets as of January 31, 2015:

Amount
(in thousands)
Fiscal Year
2015 (remaining six months)	$4,279
2016	4,829
2017	2,018
2018	1,764
2019	1,031
Thereafter	4,158
Total	$18,079

3.	Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average shares of common stock outstanding during the reporting period. The Company's dilutive potential common shares are not included when their effect is anti-dilutive.
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
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss)	$5,683	$(10,701)	$8,426	$(18,528)
Weighted-average shares outstanding - basic	107,891	107,153	108,132	109,608
Dilutive effect of potential shares	5,502	—	6,579	—
Weighted-average shares outstanding - diluted	113,393	107,153	114,711	109,608
Net income (loss) per share - basic	$0.05	$(0.10)	$0.08	$(0.17)
Net income (loss) per share - diluted	$0.05	$(0.10)	$0.07	$(0.17)

The following table summarizes the potentially dilutive common shares that were excluded from the computation of the diluted net income (loss) per share for the periods presented, because including them would have had an anti-dilutive effect:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Options to purchase common stock	1,013	1,102	1,023	1,201
Restricted stock awards	1,833	1,345	1,357	1,295
Market stock units	580	—	429	—

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

4.	Short-Term Investments
The following table summarizes the Company's short-term investments:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at January 31, 2015
Corporate bonds	$44,254	$27	$(8)	$44,273
U.S. government agency securities	79,514	42	(14)	79,542
U.S. treasury bills	9,834	3	—	9,837
Commercial paper	5,395	2	—	5,397
Total	$138,997	$74	$(22)	$139,049

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Balance at July 31, 2014
Corporate bonds	$54,969	$79	$(15)	$55,033
U.S. government agency securities	90,681	17	(58)	90,640
U.S. treasury bills	14,560	17	—	14,577
Commercial paper	4,587	4	—	4,591
Municipal notes and bonds	1,518	—	—	1,518
Total	$166,315	$117	$(73)	$166,359

The following table summarizes the cost basis and fair value of the short-term investments by contractual maturity:

	Cost Basis	Fair Value
	(in thousands)
Balance at January 31, 2015
One year or less	$75,684	$75,709
Over one year and less than two years	63,313	63,340
Total	$138,997	$139,049

	Cost Basis	Fair Value
	(in thousands)
Balance at July 31, 2014
One year or less	$110,184	$110,280
Over one year and less than two years	56,131	56,079
Total	$166,315	$166,359
The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. The Company determined that as of January 31, 2015 and July 31, 2014 there were no securities in its portfolio that were other-than-temporarily impaired.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value and gross unrealized losses of the Company’s investments with unrealized losses aggregated by type of investment instrument and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at January 31, 2015
Corporate bonds	$15,396	$(8)
U.S. government agency securities	30,613	(14)
Total	$46,009	$(22)

	Less than 12 Months
	Fair Value	Unrealized Loss
	(in thousands)
Balance at July 31, 2014
Corporate bonds	$14,101	$(15)
U.S. government agency securities	57,566	(58)
Total	$71,667	$(73)
As of January 31, 2015 and July 31, 2014, there were no securities in an unrealized loss position for more than twelve consecutive months.

5.	Fair Value of Financial Instruments
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
Level 3 — Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities and reflect the Company's own assumptions in measuring fair value. As of January 31, 2015 and July 31, 2014, the Company had no investments valued as Level 3 investments.
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
There were no transfers between levels during the reporting periods presented.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the fair value measurements of the Company’s cash, cash equivalents and short-term investments:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at January 31, 2015
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$122,634	$—	$—	$122,634
Money market funds	27,815	—	—	27,815
Commercial paper	—	1,500	—	1,500
Short-term investments:
Corporate bonds	—	44,273	—	44,273
U.S. government agency securities	—	79,542	—	79,542
U.S. treasury bills	—	9,837	—	9,837
Commercial paper	—	5,397	—	5,397
Total	$150,449	$140,549	$—	$290,998

	Level 1	Level 2	Level 3	Total
	(in thousands)
Balance at July 31, 2014
Assets
Cash and cash equivalents:
Cash deposits with third-party financial institutions	$113,303	$—	$—	$113,303
Money market funds	2,291	—	—	2,291
Commercial paper	—	3,000	—	3,000
Short-term investments:
Corporate bonds	—	55,033	—	55,033
U.S. government agency securities	—	90,640	—	90,640
U.S. treasury bills	—	14,577	—	14,577
Commercial paper	—	4,591	—	4,591
Municipal notes and bonds	—	1,518	—	1,518
Total	$115,594	$169,359	$—	$284,953
Other Investments
As of January 31, 2015 and July 31, 2014, the Company had investments in privately-held companies of $3.0 million and $1.8 million, respectively, which are included in other non-current assets in the accompanying Condensed Consolidated Balance Sheets. These investments are recorded at cost and are adjusted to fair value in the event that they become other-than-temporarily impaired. There have been no impairments of these investments recorded in any of the periods presented.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

6.	Condensed Consolidated Balance Sheet Components
The following tables summarize selected components of the Company's Condensed Consolidated Balance Sheets:

	January 31, 2015	July 31, 2014
	(in thousands)
Inventory
Raw materials	$472	$348
Finished goods	44,801	39,488
Total	$45,273	$39,836

	Estimated Useful Lives	January 31, 2015	July 31, 2014
	(in thousands, except estimated useful lives)
Property and Equipment, net
Computer equipment	2 to 5 years	$26,993	$25,779
Computer software	2 to 5 years	19,341	16,675
Machinery and equipment	2 to 5 years	42,951	36,500
Furniture and fixtures	2 to 5 years	5,299	4,756
Leasehold improvements	1 to 6 years	10,345	8,128
Total, gross		104,929	91,838
Less: accumulated depreciation and amortization		(74,569)	(64,577)
Total, net		$30,360	$27,261
Depreciation and amortization expense for property and equipment for the second quarter of fiscal 2015 and 2014 was $4.9 million and $4.8 million, respectively. Depreciation and amortization expense for property and equipment for the first half of fiscal 2015 and 2014 was $10.0 million and $9.5 million, respectively.

	January 31, 2015	July 31, 2014
	(in thousands)
Accrued Liabilities
Compensation and benefits	$42,946	$37,737
Marketing	27,420	24,782
Other	24,855	18,059
Total	$95,221	$80,578

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

	January 31, 2015	July 31, 2014
	(in thousands)
Deferred Revenue
Product	$59,525	$50,678
Support and professional services	93,985	84,482
Total, current	153,510	135,160
Product, non-current	2,629	3,497
Support and professional services, non-current	44,596	41,480
Total, non-current	47,225	44,977
Total	$200,735	$180,137
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
The effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the second quarter and first half of fiscal 2015, the Company’s effective tax rates differ from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation, and losses in foreign operations with no tax benefit. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries with lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation. The Company’s effective tax rates were 72.7% and 207.3% for the second quarter of fiscal 2015 and 2014, respectively, and 72.4% and 116.0% for the first half of fiscal 2015 and 2014, respectively.
For the second quarter and first half of fiscal 2015, the Company computed the provision for income taxes based on the projected annual effective tax rate, as the Company determined that small changes in the estimated income or loss between tax jurisdictions would not result in significant fluctuations in the estimated annual effective tax rate.
For the second quarter and first half of fiscal 2014, the Company’s effective tax rates differ from the tax computed at the U.S. federal statutory income tax rate primarily due to non-deductible stock-based compensation, foreign operations, and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. For the second quarter and first half fiscal 2014, the Company computed the quarterly provision for income taxes based on the actual tax rate, as the Company determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate.
The difference in the effective tax rates between the second quarter of fiscal 2015 and 2014 and the effective tax rates between the first half of fiscal 2015 and 2014 are primarily due to the tax benefits recognized in the second quarter and first half of fiscal 2015 relating to the reinstatement of the U.S. federal research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and a reduction in deferred tax charges in the second quarter and first half of fiscal 2015. In the second quarter of fiscal 2015, the “Tax Increase Prevention Act of 2014 (“2014 Act”) was signed into law, thereby extending the U.S. federal research and development credit through December 31, 2014.
In fiscal 2012, the Company implemented a new corporate organizational structure to more closely align its corporate organization with the international nature of its business activities and to reduce its overall effective tax rate through changes in how it develops and uses its intellectual property and the structure of its international procurement and sales, including transfer-price arrangements for intercompany transactions. Therefore, the Company incurred and recorded IP structure charges starting in fiscal 2012. The Company also records deferred charges on other intra-entity transfers of intangible properties as they occur.
IP structure charges consist primarily of non-recurring gains recognized in the U.S. related to the international restructuring of the Company’s corporate organization during fiscal 2012, including the transfer of certain IP and inventory overseas. The “Amortization of deferred tax charge on IP restructuring” consists of taxes paid that resulted from intra-entity

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

transfers and that are deferred and amortized for financial reporting purposes under Accounting Standards Codification (“ASC”) 740-10-25-3(e), Income Taxes, and ASC 810-10-45-8, Consolidation. For fiscal 2014, 2013 and 2012, the corporate reorganization resulted in an increase to the effective tax rate due to a non-recurring gain triggered in the U.S. related to the reorganization as described above. As of July 31, 2014, the Company had largely amortized the deferred charges from its fiscal 2012 international restructuring of the Company’s corporate organization. The Company continues to record amortization of deferred tax charges on other similar intra-entity transfers that occurred after fiscal 2012. As of January 31, 2015, the balance in prepaids and other assets and other non-current assets was $1.0 million and $1.5 million, respectively. The deferred charge is amortized on a straight-line basis as a component of income tax expense over three to eleven years, based on the economic life of the intellectual property, and will increase the Company's effective tax rate during the amortization period. The deferred charges resulted in a 1.6 point increase to the projected annual effective tax rate as of January 31, 2015, from 75.9% to 77.5%.
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
The Company believes that its California tax research credit carryforwards are not more likely than not to be realized and thus recorded a partial valuation allowance in its fiscal 2013 financial statements. In the first half of fiscal 2015, the Company recorded an increase in the valuation allowance of $1.0 million relating to this item. It is reasonably possible that a material increase in the valuation allowance could occur in the future depending on changes, if any, in the mix of earnings in the jurisdictions in which the Company operates, the percentage of revenue from California customers, the Company's evaluation of prudent and feasible tax planning strategies, the Company's expectation of exercising elections available under the applicable tax laws, or the Company's projections of the future growth and forecasted earnings. An increase to the valuation allowance would have the effect of increasing the income tax provision in the Condensed Consolidated Statements of Operations.
The Company files income tax returns in the following jurisdictions: U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions. Due to the Company's net operating loss and credit carryforwards, substantially all years are subject to examination. There are no material income tax audits currently in progress as of January 31, 2015, with the exception of India. The Company is currently under exam in India, however the Company believes that its reserves are adequate for any potential settlement payment.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

8.	Equity Incentive Plans and Benefit Plans
Stock Option and Award Activity
The following table summarizes information about shares available for grant and outstanding stock option activity:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance at July 31, 2013	557,585	10,047,569	$6.29	2.9	$121,227
Shares reserved for issuance	5,670,469
Restricted stock awards granted	(4,350,155)
Restricted stock awards forfeited	1,238,196
Options exercised	—	(2,778,312)	3.73		42,871
Options cancelled	131,142	(131,142)	19.98
Balance at July 31, 2014	3,247,237	7,138,115	7.03	2.0	82,533
Shares reserved for issuance	5,377,830
Restricted stock awards granted	(2,441,672)
Restricted stock awards forfeited	1,016,745
Market stock units granted	(595,000)
Market stock units forfeited	30,000
Options exercised	—	(1,996,705)	3.89		32,147
Options cancelled	15,547	(15,547)	21.82
Balance at January 31, 2015	6,650,687	5,125,863	$8.21	1.6	$49,331
Restricted Stock Award Activity
The following table summarizes information about non-vested restricted stock awards and units:

	Shares	Weighted Average Grant Date Fair Value per Share
Balance at July 31, 2013	10,787,754	$18.87
Awards granted	4,350,155	18.67
Awards vested	(5,009,273)	19.07
Awards forfeited	(1,238,196)	19.28
Balance at July 31, 2014	8,890,440	18.61
Awards granted	2,441,672	22.82
Awards vested	(2,520,714)	20.42
Awards forfeited	(1,016,745)	19.17
Balance at January 31, 2015	7,794,653	$19.26

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Fair Value Disclosures
Employee Stock Options
The fair value of each option is estimated on the date of grant using the Black-Scholes model. There were no stock options granted during the reporting periods presented.
Employee Stock Purchase Plan
The fair value of the purchase right for the Employee Stock Purchase Plan ("ESPP") is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended January 31,
	2015	2014
Risk-free interest rates	0.1% to 0.5%	0.1% to 0.4%
Expected term (in years)	0.5 to 2.0	0.5 to 2.0
Dividend yield	—%	—%
Volatility	37.7% to 49.8%	57.2% to 64.4%
The following table summarizes the shares issued and the weighted average purchase price per share for each ESPP purchase date during the first half of fiscal 2015 and 2014:

	September 1, 2014	September 1, 2013
Shares issued	565,396	432,749
Weighted average purchase price per share	$14.64	$14.12
Market Stock Units
In September 2014, the Compensation Committee of the Company's Board of Directors approved the adoption of the Market Stock Unit program with the purpose of aligning key management and senior leadership with stockholders' interests over the long-term and to retain key employees. Market Stock Unit ("MSU") awards are granted under the Company's 2007 Equity Incentive Plan.
In the first quarter of 2015, the Company granted 595,000 MSUs, with 100% of the shares to be earned upon the achievement of an objective relative total stockholder return measured over a three-year performance period. There were no MSU awards granted during the second quarter of fiscal 2015.
Each MSU award granted in the first quarter of fiscal 2015 contains three separate tranches of an equal number of shares, with 100% of the shares of Tranche 1, Tranche 2, and Tranche 3 to be earned based on the achievement of an objective total stockholder return measured over one-year, two-year and three-year performance periods, respectively. MSUs will be awarded and fully vested upon the Compensation Committee's certification of the level of achievement following the performance period of each tranche. MSU participants have the ability to receive up to 150% of the target number of shares initially granted.
The fair value of each MSU award is determined by multiplying the fair value per share by the underlying number of shares. The fair value per share was determined on the grant date using the Monte Carlo valuation methodology and the assumptions described in the table below. The fair value per share for Tranche 1, Tranche 2, and Tranche 3 is $28.10, $26.90 and $26.74, respectively. The Company amortizes the fair value of each MSU award using the graded-vesting method, adjusted for estimated forfeitures. Stock-based compensation expense associated with participants who fulfill their requisite service period is not reversed even if the performance conditions are not met. However, stock-based compensation expense is reversed for participants who forfeit their MSU awards prior to fulfilling their requisite service period.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The fair value of the MSUs granted during the first half of fiscal 2015 was estimated using the following weighted-average assumptions:

Six Months Ended
January 31, 2015
Risk-free interest rates	1.03%
Expected term (in years)	2.87
Dividend yield	—%
Volatility	50.73%
As of January 31, 2015, the shares awarded under the MSU program have yet to be earned. The following table summarizes information about the MSU awards granted in the first half of fiscal 2015:

	Target Shares Granted	Maximum Shares Eligible to Receive
Balance at July 31, 2014
Awarded	595,000	892,500
Forfeited	(30,000)	—
Earned	—	—
Balance at January 31, 2015	565,000	892,500
The following table summarizes information about the outstanding MSUs at January 31, 2015:

	Number of Shares	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (*)
		(years)	(in thousands)
MSUs outstanding	565,000	2.5	$9,368
MSUs vested and expected to vest	531,773	2.5	$8,817
(*) The intrinsic value is calculated as the market value as of the end of the fiscal period. As reported by the NASDAQ Global Select Market, the market value at January 31, 2015 was $16.58.
Stock-based Compensation Expense
Stock-based compensation expense consists primarily of expenses for stock options, restricted stock awards, MSUs, and employee stock purchase rights granted to employees. The following table summarizes stock-based compensation expense recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Cost of revenue	$1,745	$2,202	$3,444	$4,360
Research and development	8,977	11,306	18,541	22,114
Sales and marketing	8,902	11,071	18,478	21,382
General and administrative	3,844	4,165	7,558	8,307
Restructuring charges	—	—	273	—
Total	$23,468	$28,744	$48,294	$56,163

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table presents stock-based compensation expense by award-type:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Stock options	$333	$1,259	$1,016	$2,958
Stock awards	18,631	25,098	39,438	48,932
Employee stock purchase plan	1,950	2,387	4,073	4,273
Market stock units	2,554	—	3,767	—
Total	$23,468	$28,744	$48,294	$56,163
Stock Repurchase Program
As of January 31, 2015, the Company's Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
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
During the second quarter and first half of fiscal 2015, the Company repurchased a total of 4,181,863 and 5,309,470 shares for a total purchase price of $80.0 million and $105.0 million, respectively. During the second quarter and first half of fiscal 2014, the Company repurchased a total of 4,653,460 and 11,017,240 shares for a total purchase price of $80.0 million and $193.5 million, respectively. As of January 31, 2015, remaining funds available under the stock repurchase program totaled $25.9 million.

9.	Restructuring Charges
In August 2014, the Company announced a restructuring plan to optimize its administrative and operational costs by realigning its workforce to better reflect the Company's operations and scaling the Company with a global infrastructure. While the Company has reduced its workforce and relocated certain personnel functions to lower cost regions, the Company continues hiring to support the expansion of its global go-to-market strategy as well as to support continued product innovation.
At the time of the announcement, the Company expected a reduction of up to 66 positions, or 3.7% of its global workforce, and the relocation of up to 75 positions, or 4.2% of its global workforce, to the Company’s facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland.
At the time of the announcement, the Company projected pre-tax restructuring charges of between approximately $6.0 million and $8.0 million, consisting primarily of severance, other termination benefits and other associated costs. During the first half of fiscal 2015, the Company has recognized $6.1 million in restructuring charges. As of January 31, 2015, the Company expects pre-tax restructuring charges to be in the low end of the range, with the majority of the charges recognized during the first half of fiscal 2015.
During the second quarter of fiscal 2015, the restructuring plan resulted in a net reduction to the restructuring reserve of $0.5 million, primarily as a result of savings of $0.4 million related to unpaid employee severance benefits due to changes in planned terminations (e.g., role reassignment) and savings of $0.3 million related to unused insurance and outplacement costs, as impacted employees integrated into the job market faster than anticipated. These savings were partially offset by additional charges of $0.2 million related to third party professional services directly associated with the restructuring.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the restructuring activities through January 31, 2015:

	Employee Severance and Benefits	Other	Total
	(in thousands)
Balance at July 31, 2014	$—	$—	$—
Gross charges	6,203	351	6,554
Cash payments	(2,743)	(351)	(3,094)
Non-cash charges	(273)	—	(273)
Balance at October 31, 2014	$3,187	$—	$3,187
Gross charges	58	228	286
Change in estimate related to first quarter of fiscal 2015	(768)	—	(768)
Cash payments	(1,874)	(228)	(2,102)
Balance at January 31, 2015	$603	$—	$603
The balance of restructuring charges accrued at January 31, 2015 totaled $0.6 million and is included in accrued liabilities in the Condensed Consolidated Balance Sheet as of January 31, 2015.
Other One-time Charges
In connection with the restructuring plan, the Company has also incurred certain other one-time charges, consisting primarily of redundant salaries, recruiting services and travel related expenses, and other related charges. Under U.S. GAAP, these charges do not qualify for presentation in the restructuring charges line of the Condensed Consolidated Statements of Operations. Thus, such expenses are reflected in their related functional departments. At the time of the announcement, the Company projected these other one-time charges would be between approximately $2.3 million and $4.3 million. Through January 31, 2015, the Company has recognized $1.5 million in other one-time charges related to restructuring actions, of which $1.1 million was recognized in the second quarter of fiscal 2015. As of January 31, 2015, the Company expects these other one-time charges to be in the low end of the range, with the majority of the charges to be recognized during the first nine months of fiscal 2015.
The following table summarizes other one-time charges recorded in the Condensed Consolidated Statements of Operations:

	Three Months Ended	Six Months Ended
	January 31, 2015	January 31, 2015
	(in thousands)
Cost of revenue	$26	$27
Research and development	7	7
Sales and marketing	286	370
General and administrative	792	1,139
Total	$1,111	$1,543

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

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

The following table summarizes the Company's total revenue by geographic region:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
United States	$134,931	$113,890	$267,696	$222,205
Europe, Middle East and Africa	42,706	33,768	87,563	59,764
Asia Pacific	29,188	24,260	55,194	47,254
Rest of World	6,106	4,438	10,299	8,060
Total	$212,931	$176,356	$420,752	$337,283
The following table presents significant channel partners contributing 10% or more of total revenue:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
ScanSource, Inc.	17.4%	20.3%	17.5%	20.8%
Synnex Corp.	*	10.9%	11.0%	12.2%
(*) Indicates less than 10%.
The following table presents significant channel partners accounting for 10% or more of the balance of net accounts receivable:

	January 31, 2015	July 31, 2014
ScanSource, Inc.	11.1%	17.2%
Synnex Corp.	*	11.8%
Avnet Logistics U.S. LP	16.6%	15.3%
Dell, Inc.	*	11.5%
(*) Indicates less than 10%.
The following table summarizes the Company's property and equipment by geographic region based on the location of the asset:

	January 31, 2015	July 31, 2014
	(in thousands)
United States	$20,217	$18,242
India	5,907	4,894
All other countries	4,236	4,125
Total	$30,360	$27,261

11.	Commitments and Contingencies
Legal Matters
The Company reviews all legal matters at least quarterly and assesses whether an accrual for loss contingencies needs to be recorded. The assessment reflects the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. The Company records an accrual for loss contingencies when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal matters are subject to uncertainties and are inherently unpredictable; however, the Company believes that it has valid defenses with respect to its pending legal matters. Actual liability in any such matters may be materially different from the Company's estimates, which could result in the need to adjust the liability and record additional expenses. Patent litigation in particular is subject to significant postural shifts over short time frames, making the Company’s ability to assess probable liability particularly speculative in any given fiscal quarter even though the matter may be resolved in the next fiscal quarter. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows for the period in which the resolution occurs or in future periods.

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
U.S. Federal Court Class Action Litigation. On May 23, 2013, a purported stockholder class action lawsuit captioned Mazzafero v. Aruba Networks, Inc., et al., was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The purported class action alleges claims for violations of the federal securities laws, and seeks unspecified compensatory damages and other relief. On August 1, 2014, the Court dismissed the case but granted leave to amend. On September 26, 2014, the purported class filed an amended complaint which made allegations similar in nature to those in the original complaint. On October 27, 2014, the Company filed a motion to dismiss the amended complaint. On February 2, 2015, the Court granted Company’s motion to dismiss and entered judgment in favor of the Company. On February 23, 2015, Mazzafero filed a notice of appeal in the United States Court of Appeals for the Ninth Circuit appealing the decision of the district court. The Company believes it has meritorious defenses to these claims and will defend this litigation vigorously.
Azalea Networks China Lawsuit. In March 2011, a former customer (the "Plaintiff") of Azalea Networks ("Azalea"), a Chinese entity acquired by the Company on September 2, 2010, filed a lawsuit in Beijing, China, against the Company. The Plaintiff alleged breach of contract for the failure of certain products to perform according to specifications. The Company believed it had meritorious defenses to these claims and defended this litigation vigorously. On December 24, 2014, the Company and the Plaintiff reached a settlement agreement, which was consented to by the former Azalea shareholders, under which the Company agreed to make a cash payment to the Plaintiff of $750,000 in consideration for the release of the Company's liability for the alleged defective products. Pursuant to the merger agreement entered in connection with the acquisition of Azalea, the Company made a claim against the escrow shares seeking full reimbursement of the legal settlement payment. As a result, 40,560 shares with a fair value of approximately $750,000 (determined on the settlement date) were returned to the Company and recorded as a gain offsetting the legal settlement expense. The remaining shares, which have been held in escrow pending completion of this matter, were released and distributed to the former Azalea shareholders.
Shareholders Class Action. On March 9, 2015, a shareholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ballester v. Aruba Networks, Inc., et al., C.A. No. 10765 (Del. Ch. filed March 9, 2015), on behalf of a purported class of Aruba shareholders and naming as defendants Aruba, Aruba's Board of Directors, Hewlett-Packard Company, and Aspen Acquisition Sub, Inc., a wholly-owned subsidiary of Hewlett-Packard Company. For further information, refer to Note 12, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements.
In addition, these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. Furthermore, the outcome of any patent related matters may require the Company to make ongoing royalty payments, which could adversely affect gross margins in future periods. If any of those events were to occur, the Company's business, financial condition, results of operations, and cash flows could be adversely affected in any particular period by an unfavorable resolution of one or more of these contingencies.
Lease Obligations
The Company leases office space under non-cancelable operating leases with various expiration dates through March 2023. The following table summarizes the Company's future minimum lease payments under non-cancelable operating leases at January 31, 2015:

Amount
Fiscal Year	(in thousands)
2015 (remaining six months)	$4,366
2016	9,168
2017	4,041
2018	2,210
2019	847
Thereafter	2,381
Total	$23,013

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Employee Agreements
The Company has signed various employment agreements with certain executives pursuant to which if their employment is terminated without cause, the executives are entitled to receive certain benefits, including, but not limited to, accelerated stock vesting.
Non-cancelable Purchase Commitments
The Company outsources the production of its hardware to third-party contract manufacturers, and enters into various inventory-related purchase commitments with these contract manufacturers and other suppliers. In addition, from time to time, the Company also enters into significant information technology and marketing agreements with its vendors, which are non-cancelable. The Company had $48.0 million and $45.4 million in non-cancelable purchase commitments as of January 31, 2015 and July 31, 2014, respectively. During the first quarter of fiscal 2015, the Company recognized a reserve for excess inventory of $1.0 million associated with a non-cancelable purchase order, which was included in product cost of revenue in the Condensed Consolidated Statement of Operations.
Product Warranty
The Company’s liability for estimated future product warranty costs is included as a component of accrued liabilities in the Condensed Consolidated Balance Sheets. The following table summarizes the activity related to the Company’s accrued liability for estimated future warranty costs:

Product Warranty
First half of fiscal 2015:	(in thousands)
Balance at July 31, 2014	$943
Changes to the provision	657
Obligations fulfilled during period	(241)
Balance at January 31, 2015	$1,359

Product Warranty
First half of fiscal 2014:	(in thousands)
Balance at July 31, 2013	$777
Changes to the provision	365
Obligations fulfilled during period	(240)
Balance at January 31, 2014	$902
Indemnification
In its sales agreements, the Company may agree to indemnify its direct and indirect sales channels and end user customers for certain expenses or liabilities resulting from claimed infringements of patents, trademarks or copyrights of third parties. The terms of these indemnification provisions are generally perpetual any time after execution of the agreement. The agreements generally limit the scope of the available remedies in a variety of industry-standard methods, including, but not limited to, product usage and geography-based limitations, a right to control the defense or settlement of any claim, and a right to replace or modify the infringing products to make them non-infringing. In certain circumstances, the Company may be subject to uncapped indemnity obligations. To date the Company has not paid material amounts to settle claims or defend lawsuits pursuant to such indemnification provisions. The Company has no liabilities recorded for these agreements as of January 31, 2015 and July 31, 2014. In addition, the Company indemnifies its officers, directors, and certain key employees while they are serving in good faith in their company capacities.

12.	Subsequent Events
Merger Agreement
On March 2, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“Parent” or “HP”) and Aspen Acquisition Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into the Company (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and the Company will survive as a wholly-owned subsidiary of HP.

ARUBA NETWORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited) - Continued

Pursuant to the Merger Agreement, among other things, at the effective time of the Merger, each share of the Company’s Common Stock issued and outstanding immediately prior to such time (excluding (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Parent or Merger Sub at the effective time of the Merger and (ii) any shares of the Company issued and outstanding at the effective time of the Merger that are held by any holder who has not voted in favor of the Merger and who is entitled to demand and properly demands appraisal of such shares pursuant to Section 262 of the Delaware General Corporation Law) will be cancelled and extinguished and automatically converted into the right to receive $24.67 in cash, without interest, and subject to deduction for any required withholding tax. Outstanding options exercisable for the Company’s Common Stock, restricted stock units and market stock units will be treated at the effective time of the Merger as more fully set forth in the Merger Agreement.
The completion of the Merger is subject to customary conditions, including without limitation, approval of the Merger by the Company’s stockholders, the absence of certain legal impediments, antitrust regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the antitrust laws of certain other jurisdictions, and the expiration or termination of the respective waiting periods required in connection with such required antitrust approvals.
The Merger Agreement contains certain termination rights for both the Company and HP, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if the Company accepts a superior acquisition proposal, the Company may be required to pay HP a termination fee of $90.0 million.
A description of the Merger Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.
Shareholder Class Action
On March 9, 2015, a shareholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ballester v. Aruba Networks, Inc., et al., C.A. No. 10765 (Del. Ch. filed March 9, 2015), on behalf of a purported class of Aruba shareholders and naming as defendants Aruba, Aruba's Board of Directors, HP, and the Merger Sub. The plaintiffs alleges that, in connection with the proposed acquisition of Aruba by HP, the individual defendants breached their fiduciary duties to Aruba shareholders by, among other things, failing to take steps to maximize the value of Aruba to its shareholders and agreeing to certain terms in the merger agreement. The complaint further alleges that HP and the Merger Sub aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the proposed transaction, and attorneys' fees and costs. The Company believes that it has meritorious defenses to these claims and intends to defend the litigation vigorously.

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

•	that general and administrative expenses for fiscal 2015 will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal 2014;

•	regarding our pending acquisition by Hewlett-Packard Company;

•	that our restructuring plan announced in August 2014 will improve our cost structure and result in pre-tax restructuring charges of up to $8.0 million;

•	that our tax reserves are adequate;

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
We believe the market for mobility solutions is changing and that the explosive growth of mobile devices, in part as a result of the bring-your-own-device (“BYOD”) phenomenon, is forcing IT departments to radically revise the way they approach provisioning and supporting these devices. Our goal is to provide simplified, dependable solutions that enable our customers to quickly, securely and cost-effectively meet their mobility and BYOD needs. Our Aruba Mobility-Defined Networks are designed for the all-wireless workplace and an increasingly mobile universe of end-users, whom we refer to as GenMobile, who rely on mobile devices for nearly every aspect of work, life and personal communication and demand to stay connected virtually all the time, no matter where they are.
Aruba Mobility-Defined Networks are comprised of three major components. The first component consists of our mobility-centric network infrastructure, including Mobility Controllers with ArubaOS™ operating system software, value-added security software modules, controller-less and controller-managed wireless access points, Remote Access Points, virtual private network (“VPN”) client software, and our AirWave™ and cloud-based Aruba Central® management solutions, Bluetooth Low Energy (“BLE”) beacons and Mobility Access Switches. The second component is our Aruba ClearPass Access Management System™, our next-generation access management system, which is designed to simplify and automate policy management, guest network access, mobile device onboarding, and mobile device health checks. The third component consists of our mobility applications, including application programming interfaces (“APIs”) for location and analytics applications as well as our Meridian™-powered mobile applications, which engage visitors through their mobile devices by providing indoor way-finding with turn-by-turn directions and targeted location-aware push notifications.
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
Headquartered in Sunnyvale, California and founded in 2002, Aruba is led by Dominic Orr, President and Chief Executive Officer, and Keerti Melkote, Founder and Chief Technology Officer. Our website address is www.arubanetworks.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC website at www.sec.gov.
Recent Developments
On March 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“Parent” or “HP”) and Aspen Acquisition Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions therein, Merger Sub will merge with and into us (the “Merger”). As a result of the Merger, Merger Sub will cease to exist, and we will survive as a wholly-owned subsidiary of HP.
Pursuant to the Merger Agreement, among other things, at the effective time of the Merger, each share of our Common Stock issued and outstanding immediately prior to such time (excluding (i) any shares held in the treasury of the Company or owned, directly or indirectly, by Parent or Merger Sub at the effective time of the Merger and (ii) any shares of the Company issued and outstanding at the effective time of the Merger that are held by any holder who has not voted in favor of the Merger and who is entitled to demand and properly demands appraisal of such shares pursuant to Section 262 of the Delaware General Corporation Law) will be cancelled and extinguished and automatically converted into the right to receive $24.67 in cash, without interest, and subject to deduction for any required withholding tax. Outstanding options exercisable for our Common Stock, restricted stock units and market stock units will be treated at the effective time of the Merger as more fully set forth in the Merger Agreement.
The completion of the Merger is subject to customary conditions, including without limitation, approval of the Merger by our stockholders, the absence of certain legal impediments, antitrust regulatory approval pursuant to the Hart-Scott-Rodino

Antitrust Improvements Act of 1976 and the antitrust laws of certain other jurisdictions, and the expiration or termination of the respective waiting periods required in connection with such required antitrust approvals.
The Merger Agreement contains certain termination rights for both us and HP, and provides that, upon termination of the Merger Agreement under specified circumstances, including, but not limited to, if we accept a superior acquisition proposal, we may be required to pay HP a termination fee of $90.0 million.
A description of the Merger Agreement is contained in our Current Report on Form 8-K filed with the SEC on March 3, 2015, and a copy of the Merger Agreement is attached thereto as Exhibit 2.1.
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
The revenue growth that we have experienced has been driven primarily by an expansion of our customer base coupled with increased purchases from existing customers, which we believe reflects the need of business enterprises and other organizations to provide secure mobility to their users in a manner that is more cost effective than the traditional approach of using port-centric networks. Our revenue grew 20.7% and 24.7% in the second quarter and first half of fiscal 2015, respectively, as compared to the same periods in fiscal 2014.
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

Product Transitions
We started in fiscal 2014 and continue to be in the midst of an access point product transition cycle from the 802.11n standard to the new 802.11ac standard. These types of product transitions present both an opportunity to increase our market share (as occurred during the last transition from 802.11abg to 802.11n) as well as containing corresponding risks, as further discussed under the heading “Risk Factors” in Part II, Item 1A of this report. Our new 802.11ac access points are among the fastest ramping access points in our history. We often introduce new premium products, such as our AP-225 802.11ac access point, for early adopter segments, and subsequently follow with the introduction of value-priced products for larger market segments, such as our AP-205 802.11ac access point, which was introduced in the fourth quarter of fiscal 2014, and our AP-215 802.11ac access point, which was introduced to the market towards the end of our first quarter of fiscal 2015.
Early premium products generally require higher initial production costs than both existing products and subsequently introduced value-priced products. Although we expect production costs to decrease over time, we have experienced, and may experience in the future, pressures on our gross margins when our customers adopt newer standards earlier than we expect and purchase the new higher cost products at a rate faster than we forecast, before we are able to lower our production costs. Product transitions may offer opportunities to capture market share, which can compound these early market pressures. In addition, we have faced and we may face in the future competition on pricing that could impact our ability to capture market share at this standard-changing inflection point or otherwise continue to pressure our gross margins.
Costs and Expenses
The substantial majority of our cost of product revenue consists of payments to third parties to manufacture our products. Wistron NeWeb Corporation ("WNC"), Sercomm and Accton Technology Corporation ("Accton") were our largest contract manufacturers in the second quarter and first half of fiscal 2015.
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
As of January 31, 2015 and January 31, 2014, we had 1,797 employees and 1,687 employees worldwide, respectively, representing an increase of 110 employees, or 6.5% of our workforce. This increase in employees is the most significant driver behind the increase in costs and operating expenses in the second quarter and first half of fiscal 2015 compared to the same period in fiscal 2014. Even though we have adopted a restructuring plan described below that has reduced certain positions and shifted other positions to lower-cost, talent-rich locations, we expect to continue hiring additional employees as we scale our business and optimize our global structure.
Restructuring Plan
In August 2014, we announced a restructuring plan to optimize our administrative and operational costs by realigning our workforce to better reflect our operations and scaling our Company with a global infrastructure. While we have reduced our workforce and relocated certain personnel functions to lower cost regions, we continue hiring to support the expansion of our global go-to-market strategy as well as to support continued product innovation.
At the time of the announcement, we expected reduction of up to 66 positions, or 3.7% of our global workforce, and the relocation of up to 75 positions, or 4.2% of our global workforce, to our facilities located in Portland, Oregon, Bangalore, India, and Cork, Ireland.
At the time of the announcement, we projected pre-tax restructuring charges of between approximately $6.0 million and $8.0 million, consisting primarily of severance, other termination benefits and other associated costs. For the first half of fiscal 2015, we have recognized $6.1 million in restructuring charges. As of January 31, 2015, we expect pre-tax restructuring charges to be in the low end of the range, with the majority of the charges recognized during the first half of fiscal 2015.
In connection with the restructuring plan, we have also incurred certain other one-time charges, consisting primarily of redundant salaries, recruiting services and travel related expenses, and other related charges. Under U.S. GAAP, these charges do not qualify for presentation in the restructuring charges line of the Condensed Consolidated Statements of Operations. Thus, such expenses are reflected in their related functional departments. At the time of the announcement, we projected these other one-time charges would be between approximately $2.3 million and $4.3 million. Through January 31, 2015, we have recognized $1.5 million in other one-time charges related to restructuring actions, of which $1.1 million was recognized in the second quarter of fiscal 2015. As of January 31, 2015, we expect these other one-time charges to be in the low end of the range, with the majority of the charges to be recognized during the first nine months of fiscal 2015.

For further information, refer to Note 9, Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements.
Stock Repurchase Program
As of January 31, 2015, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
We are authorized to make repurchases in the market until our Board of Directors terminates the program or until such repurchases reach the authorized amount, whichever occurs first. Any repurchases under the program will be funded either from available working capital or external financing. The number of shares repurchased and the timing of repurchases are based on the price of our common stock, general business and market conditions, and other investment considerations. Our policy related to repurchases of our common stock is to charge any excess of cost over par value entirely to additional paid-in capital and retire the shares upon repurchase.
During the second quarter and first half of fiscal 2015, we repurchased a total of 4,181,863 and 5,309,470 shares for a total purchase price of $80.0 million and $105.0 million, respectively. During the second quarter and first half of fiscal 2014, we repurchased a total of 4,653,460 and 11,017,240 shares for a total purchase price of $80.0 million and $193.5 million, respectively. As of January 31, 2015, remaining funds available under our stock repurchase program totaled $25.9 million.
Revenue, Cost of Revenue and Operating Expenses
Revenue
We derive our revenue primarily from sales of our ArubaOS operating system, controllers and gateways, wireless access points, application software modules, access management solution, multi-vendor management software, switches, mobile engagement solutions, and support and professional services.
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
Cost of Revenue
Cost of product revenue consists primarily of manufacturing costs for our products, shipping and logistics costs, charges for inventory obsolescence, amortization of existing technology, and warranty obligations. We utilize third parties to manufacture our products and perform shipping logistics. We have outsourced the substantial majority of our manufacturing, repair and supply chain operations. Accordingly, the substantial majority of our cost of product revenue consists of payments to our contract manufacturers. Our contract manufacturers produce our products primarily in Asia, using quality assurance programs and standards that we jointly established. Cost of product revenue also includes amortization expense from purchased intangible assets.
Cost of support and professional services revenue is primarily comprised of personnel costs, including stock-based compensation expense, for providing technical support. In addition, we engage third-party support vendors to complement our internal support resources, the costs of which are included within costs of support and professional services revenue.
Gross Margin
Our gross margin has been, and will continue to be, affected by a variety of factors, including:

•	changes in the mix of products and services sold or manner in which products are sold in our channel;

•	the percentage of revenue from international regions;

•	changes in price competition, discounting pressures or promotions;

•	changes in material, labor or other manufacturing-related costs;

•	excess product component or obsolescence charges from our contract manufacturers;

•	write-downs for obsolete or excess inventory;

•	changes in costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate product demand;

•	timing of revenue recognition and revenue deferrals;

•	warranty-related issues;

•	freight charges;

•	timing and pricing with regard to the introduction of new products or new product platforms and the related transition from older products to newer products;

•	entry into new markets with different pricing and cost structures;

•	amortization expense from our intangible assets which is mainly existing technology;

•	amortization of capitalized software development costs;

•	support attach rates and customer renewal rates; and

•	timing of investments in headcount and resources to support our professional service offerings.
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

Other Income (Expense), net
Other income (expense), net includes interest income primarily from cash equivalents and short-term investments, accretion of discounts or amortization of premiums on short-term investments, and losses or gains from foreign exchange rate changes.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for our fiscal year ended July 31, 2014, filed with the SEC on September 24, 2014. There have been no material changes in the matters for which we make critical accounting estimates in the preparation of our Condensed Consolidated Financial Statements during the second quarter and first half of fiscal 2015, as compared to those disclosed in our Annual Report for fiscal 2014.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements under Note 1, The Company and its Significant Accounting Policies, of the Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, that the pronouncements could have on us.
Results of Operations
The following table presents our historical operating results as a percentage of total revenue for the periods indicated:

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
Revenue:
Product	81.6%	80.4%	81.3%	80.8%
Support and professional services	18.4%	19.6%	18.7%	19.2%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue:
Product	24.2%	24.6%	24.5%	24.7%
Support and professional services	4.1%	5.7%	4.4%	5.5%
Total cost of revenue	28.3%	30.3%	28.9%	30.2%
Gross margin	71.7%	69.7%	71.1%	69.8%
Operating expenses:
Research and development	20.3%	24.1%	20.4%	24.6%
Sales and marketing	33.9%	39.4%	34.3%	39.3%
General and administrative	7.4%	8.3%	7.4%	8.6%
Restructuring charges	(0.2)%	—%	1.4%	—%
Total operating expenses	61.4%	71.8%	63.5%	72.5%
Operating income (loss)	10.3%	(2.1)%	7.6%	(2.7)%
Other income (expense), net:
Interest income	0.1%	0.1%	0.1%	0.1%
Other income (expense), net	(0.6)%	—%	(0.5)%	0.1%
Income (loss) before income taxes	9.8%	(2.0)%	7.2%	(2.5)%
Provision for income taxes	7.1%	4.1%	5.2%	3.0%
Net income (loss)	2.7%	(6.1)%	2.0%	(5.5)%

Revenue

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Total revenue	$212,931	$176,356	$420,752	$337,283
Type of revenue:
Product	$173,721	$141,755	$342,191	$272,586
Support and professional services	39,210	34,601	78,561	64,697
Total revenue	$212,931	$176,356	$420,752	$337,283
Percent revenue by type:
Product	81.6%	80.4%	81.3%	80.8%
Support and professional services	18.4%	19.6%	18.7%	19.2%
Revenue by geography:
United States	$134,931	$113,890	$267,696	$222,205
Europe, the Middle East and Africa	42,706	33,768	87,563	59,764
Asia Pacific	29,188	24,260	55,194	47,254
Rest of World	6,106	4,438	10,299	8,060
Total revenue	$212,931	$176,356	$420,752	$337,283
Percent revenue by geography:
United States	63.3%	64.6%	63.7%	65.9%
Europe, the Middle East and Africa	20.1%	19.1%	20.8%	17.7%
Asia Pacific	13.7%	13.8%	13.1%	14.0%
Rest of World	2.9%	2.5%	2.4%	2.4%
Total revenue by sales channel:
Indirect	$200,850	$157,300	$395,870	$306,501
Direct	12,081	19,056	24,882	30,782
Total revenue	$212,931	$176,356	$420,752	$337,283
Percent revenue by sales channel:
Indirect	94.3%	89.2%	94.1%	90.9%
Direct	5.7%	10.8%	5.9%	9.1%
For the second quarter of fiscal 2015, total revenue increased $36.6 million, or 20.7%, over the second quarter of fiscal 2014. For the first half of fiscal 2015, total revenue increased $83.5 million, or 24.7%, over the first half of fiscal 2014. Revenue growth in both reporting periods was driven primarily by an expansion of our customer base coupled with incremental purchases from existing customers as a result of ongoing strength in the enterprise mobility market, which continues to benefit from BYOD initiatives, strong uptake of our 802.11ac access point products, and our investments in expanding our sales force to support our global go-to-market strategy. We believe the rapid proliferation of Wi-Fi enabled mobile devices, the increase in demand for multimedia-rich mobility applications, and the rise of both server and desktop virtualization are driving the increase in demand for our solutions, allowing us to add new customers every fiscal quarter. Our mobility solutions continue to gain momentum as companies move toward a next generation Mobility-Defined Network.
Product revenue increased $32.0 million, or 22.6%, in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and $69.6 million, or 25.5%, in the first half of fiscal 2015 over the first half of fiscal 2014. The increase in product revenue was primarily driven by strong demand for our access point products, particularly our 802.11ac and Instant access point products, and our ClearPass software product. Sales of our Airwave products also increased.
Support and professional services revenue increased $4.6 million, or 13.3%, in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and $13.9 million or 21.4%, in the first half of fiscal 2015 over the first half of fiscal 2014. The increase was primarily due to an increase in post-contract support ("PCS") revenue. The increase in PCS revenue was primarily a result of increased initial sales and renewals of PCS agreements boosted by higher product sales.

U.S. revenue increased $21.0 million, or 18.5%, in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and $45.5 million, or 20.5%, in the first half of fiscal 2015 over the first half of fiscal 2014. Revenue from shipments to locations outside the U.S. increased $15.5 million, or 24.9%, in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and $38.0 million, or 33.0%, in the first half of fiscal 2015 over the first half of fiscal 2014. The increase in revenue in the U.S. and locations outside the U.S. was primarily due to overall market growth and increased market penetration led by a larger sales organization in the first half of fiscal 2015.
Revenue from our indirect sales channels increased $43.6 million, or 27.7%, in the second quarter of fiscal 2015 over the second quarter of fiscal 2014, and $89.4 million, or 29.2%, in the first half of fiscal 2015 over the first half of fiscal 2014. The increase in revenue from our indirect sales channels was primarily due to overall market growth and increased market penetration.
Going forward, we expect to continue to derive a significant majority of our total revenue from indirect channels as we continue to focus on expanding our channels and improving the efficiency of marketing and selling our products through these channels.

Cost of Revenue and Gross Margin

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Total revenue	$212,931	$176,356	$420,752	$337,283

Cost of product revenue	51,536	43,303	103,166	83,421
Cost of support and professional services	8,820	10,050	18,429	18,483
Total cost of revenue	60,356	53,353	121,595	101,904
Gross profit	$152,575	$123,003	$299,157	$235,379

Gross margin	71.7%	69.7%	71.1%	69.8%
For the second quarter and first half of fiscal 2015, our total cost of revenue increased $7.0 million, or 13.1%, and $19.7 million, or 19.3%, respectively, compared to the same periods in fiscal 2014. This increase was primarily due to the corresponding increase in our product revenue. The substantial majority of our cost of product revenue consisted of payments to WNC, Sercomm, and Accton, our largest contract manufacturers. For the second quarter of fiscal 2015, purchases from WNC, Sercomm, and Accton constituted approximately 43%, 23%, and 15%, respectively, of our material purchases of $47.5 million. For the first half of fiscal 2015, purchases from WNC, Sercomm, and Accton constituted approximately 39%, 25%, and 17%, respectively, of our material purchases of $92.9 million.
For the second quarter of fiscal 2015, our cost of support and professional services revenue decreased $1.2 million, or 12.2%, compared to the same period in fiscal 2014. This decrease was primarily due to a reduction of $1.1 million in third party professional services related to a large transaction in the second quarter of fiscal 2014 that did not repeat. Personnel compensation and related expenses, exclusive of stock-based compensation, increased $0.2 million, or 5.1%, compared to the second quarter of fiscal 2014, primarily due to higher cash-based compensation. This increase was offset by a decrease in stock-based compensation for approximately the same amount, as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.
For the first half of fiscal 2015, our cost of support and professional services revenue decreased $0.1 million, or 0.3%, compared to the same period in fiscal 2014. Personnel compensation and related expenses, exclusive of stock-based compensation, increased $1.0 million, or 13.7%, compared to the same period in fiscal 2014 primarily as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease in stock-based compensation expense of $0.6 million, or 23.5%, as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the second half of fiscal 2015 compared to the same period in fiscal 2014. Third party professional services decreased $1.1 million, or 16.5%, in the first half of fiscal 2015 as a result of a large transaction entered in the second quarter of fiscal 2014 that did not repeat. Additionally, services for restocking inventory to support our customer base increased $0.7 million, or 50.3%, compared to the first half of fiscal 2014.
Our total gross margin increased 200 basis points to 71.7% for the second quarter of fiscal 2015, compared to 69.7% for the comparable period in fiscal 2014. Gross margin increased 130 basis points to 71.1% for the first half of fiscal 2015, compared to 69.8% for the comparable period in fiscal 2014. The increase in gross margin was primarily due to higher access point gross margins and a lower mix of professional services revenue. The increase was partially offset by inventory excess and obsolescence charges and a lower mix of controller-based software due to strength in our Instant access point product growth.
As we expand internationally, we will likely incur additional costs to conform our products to comply with local laws or local product specifications.

Research and Development Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Research and development expenses	$43,179	$42,585	$85,413	$83,030
Percent of total revenue	20.3%	24.1%	20.4%	24.6%
For the second quarter of fiscal 2015, research and development expenses increased $0.6 million, or 1.4%, compared to the same period in fiscal 2014. Personnel compensation and related expenses, exclusive of stock-based compensation, increased $3.0 million, or 17.6%, compared to the second quarter of fiscal 2014, primarily due to an increase in headcount and higher cash-based compensation. This increase was partially offset by a decrease in stock-based compensation of $2.3 million, or 20.6%, as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014. Facilities and IT-related expenses related to our research and development organization also increased $0.8 million, or 16%, compared to the same period in fiscal 2014. We also experienced a decrease of $0.9 million, or 18.6%, in expensed equipment, product certifications, and depreciation and amortization expenses, as a result of timing of efforts to support the development and introduction of new products in the second quarter of fiscal 2015 compared to the same period in fiscal 2014.
For the first half of fiscal 2015, research and development expenses increased $2.4 million, or 2.9%, compared to the same period in fiscal 2014. Personnel compensation and related expenses, exclusive of stock-based compensation, increased $6.1 million, or 18.1%, compared to the same period in fiscal 2014 primarily as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease in stock-based compensation expense of $3.6 million, or 16.2%, as part of our transition to a higher mix of cash-based compensation relative to stock-based compensation in the second half of fiscal 2015 compared to the same period in fiscal 2014. Facilities and IT-related expenses related to our worldwide research and development organization also increased $1.0 million, or 10.6%, as the result of an increase in personnel during the first half of fiscal 2015 compared to the same period in fiscal 2014. We also saw a decrease in expensed equipment, product certifications, depreciation and amortization expenses of $1.2 million, or 11.9%, as a result of timing of efforts to support the development and introduction of new products in the second half of fiscal 2015 compared to the same period in fiscal 2014.

Sales and Marketing Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Sales and marketing expenses	$72,280	$69,569	$144,255	$132,613
Percent of total revenue	33.9%	39.4%	34.3%	39.3%
For the second quarter of fiscal 2015, sales and marketing expenses increased $2.7 million, or 3.9%, compared to the same period in fiscal 2014. Personnel compensation and related expenses, exclusive of stock-based compensation, increased $4.9 million, or 12.4%, compared to the second quarter of fiscal 2014 as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease of $2.2 million, or 19.6%, in stock-based compensation expense, as we moved to a higher mix of cash-based compensation relative to stock-based compensation in the second quarter of fiscal 2015 compared to the same period in fiscal 2014. Marketing expenses increased by $0.9 million, or 21.8%, compared to the second quarter of fiscal 2014, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. Facilities and IT-related expenses related to our sales and marketing organization also increased $0.6 million, or 20.0%, compared to the same period in fiscal 2014. As a result of better controls on travel and entertainment expenses, outside recruiting and other expenditures, and the timing of our sales kickoff, these expenses decreased by $1.8 million, or 30.9%, in the first half of fiscal 2015 compared to the same period in fiscal 2014. In connection with our restructuring plan announced in August 2014, we also incurred other one-time charges related to restructuring actions of $0.3 million in the second quarter of fiscal 2015. These charges do not qualify for presentation in the restructuring charges line of the Consolidated Statements of Operations.

For the first half of fiscal 2015, sales and marketing expenses increased $11.6 million, or 8.8%, compared to the same period in fiscal 2014. Personnel and related costs, exclusive of stock-based compensation, increased $14.1 million, or 18.9%, compared to the same period in fiscal 2014 as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease of $2.9 million, or 13.6%, in stock-based compensation expense, as we moved to a higher mix of cash-based compensation relative to stock-based compensation in the first half of fiscal 2015 compared to the same period in fiscal 2014. Marketing expenses increased $0.4 million, or 4.8%, during the first half of fiscal 2015 compared to the same period in fiscal 2014, primarily due to field marketing efforts and programs to introduce and promote our new and existing products. Facilities and IT-related expenses related to our sales and marketing organization also increased $1.1 million, or 19.1%, during the first half of fiscal 2015 compared to the same period in fiscal 2014. As a result of better controls on travel and entertainment expenses, outside recruiting and other expenditures, these expenses decreased by $1.6 million, or 15.6%, in the first half of fiscal 2015 compared to the same period in fiscal 2014. In connection with our restructuring plan announced in August 2014, we also incurred other one-time charges related to restructuring actions of $0.4 million in the first half of fiscal 2015. These charges do not qualify for presentation in the restructuring charges line of the Consolidated Statements of Operations.

General and Administrative Expenses

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
General and administrative expenses	$15,674	$14,468	$31,289	$28,983
Percent of total revenue	7.4%	8.3%	7.4%	8.6%
For the second quarter of fiscal 2015, general and administrative expenses increased $1.2 million, or 8.3%, compared to the same period in fiscal 2014. Personnel and related costs, exclusive of stock-based compensation, increased $0.6 million, or 11.9%, compared to the second quarter of fiscal 2014 as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease of $0.3 million, or 7.7%, in stock-based compensation expense, as we moved to a higher mix of cash-based compensation relative to stock-based compensation in the second quarter of fiscal 2015 compared to the same period in fiscal 2014. In connection with our restructuring plan announced in August 2014, we incurred other one-time charges related to restructuring actions of $0.8 million in the second quarter of fiscal 2015. These charges do not qualify for presentation in the restructuring charges line of the Consolidated Statements of Operations.
For the first half of fiscal 2015, general and administrative expenses increased $2.3 million, or 8.0%, compared to the same period in fiscal 2014. Personnel and related costs, exclusive of stock-based compensation, increased $1.7 million, or 19.3%, over the same period in fiscal 2014, as a result of increased headcount and higher cash-based compensation. This increase was partially offset by a decrease of $0.7 million, or 9.0%, in stock-based compensation expense, as we moved to a higher mix of cash-based compensation relative to stock-based compensation in the first half of fiscal 2015 compared to the same period in fiscal 2014. In connection with our restructuring plan announced in August 2014, we incurred other one-time charges related to restructuring actions of $1.1 million in the first half of fiscal 2015. These charges do not qualify for presentation in the restructuring charges line of the Consolidated Statements of Operations.

Restructuring Charges

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Restructuring charges	$(482)	$—	$6,072	$—
Percent of total revenue	(0.2)%	—%	1.4%	—%
In August 2014, we announced a restructuring plan to optimize our administrative and operational costs by realigning our workforce to better reflect our operations and scaling our Company with a global infrastructure. While we have reduced our workforce and relocated certain personnel functions to lower cost regions, we continue hiring to support the expansion of our global go-to-market strategy as well as to support continued product innovation.
During the second quarter of fiscal 2015, the restructuring plan resulted in a net reduction to the restructuring reserve of $0.5 million, primarily as a result of savings of $0.4 million related to unpaid employee severance benefits due to changes in planned terminations (e.g., role reassignment) and savings of $0.3 million related to unused insurance and outplacement costs, as impacted employees integrated into the job market faster than anticipated. These savings were partially offset by additional charges of $0.2 million related to third party professional services directly associated with the restructuring.

During the first half of fiscal 2015, the Company recognized restructuring charges of $6.1 million, which consisted primarily of severance, other termination benefits and other charges directly associated with the restructuring.
In connection with the restructuring plan, the Company has also incurred certain other one-time charges, consisting primarily of redundant salaries, recruiting services and travel related expenses, and other related charges. Under U.S. GAAP, these charges do not qualify for presentation in the restructuring charges line of the Condensed Consolidated Statements of Operations. Thus, such expenses are reflected in their related functional departments, as discussed in the above sections. Through January 31, 2015, the Company has recognized $1.5 million in other one-time charges related to restructuring actions, of which $1.1 million was recognized in the second quarter of fiscal 2015.
For further information, refer to Note 9, Restructuring Charges, of the Notes to Condensed Consolidated Financial Statements.

Other Income (Expense), Net

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Interest income	$192	$217	$391	$478
Other income (expense), net	(1,266)	(80)	(2,018)	190
Total other income (expense), net	$(1,074)	$137	$(1,627)	$668
Percent of total revenue	(0.5)%	0.1%	(0.4)%	0.2%
For the second quarter and first half of fiscal 2015, total other income (expense), net decreased $1.2 million and $2.3 million, respectively, compared to the same period in fiscal 2014.
For the periods presented, we have not experienced significant changes in interest income as we have not had significant fluctuations in the average balance of our investments and/or underlying rate of returns.
Other income (expense), net decreased $1.2 million and $2.2 million in the second quarter and first half of fiscal 2015, respectively, over the same periods in fiscal 2014, primarily as a result of foreign exchange losses from the holding of weakened Euro and British Pound cash balances by our international subsidiaries.

Provision for Income Taxes

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Income (loss) before income taxes	$20,850	$(3,482)	$30,501	$(8,579)
Provision for income taxes	15,167	7,219	22,075	9,949
Net income (loss)	$5,683	$(10,701)	$8,426	$(18,528)
Effective tax rate	72.7%	207.3%	72.4%	116.0%
Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. For the second quarter and first half of fiscal 2015, our effective tax rates differ from the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes, non-deductible stock-based compensation, and losses in foreign operations with no tax benefit. Future effective tax rates could be adversely affected if earnings are lower than anticipated in countries where we have lower statutory tax rates or by unfavorable changes in tax laws and regulations or their interpretation. For the second quarter and first half of fiscal 2015, we computed our provision for income taxes based on the projected annual effective tax rate, as we determined that small changes in the estimated income or loss between tax jurisdictions would not result in significant fluctuations in the estimated annual effective tax rate.
For the second quarter and first half of fiscal 2014, our effective tax rates differ from the tax computed at the U.S. federal statutory income tax rate primarily due to non-deductible stock-based compensation, foreign operations, and fixed amortization of deferred tax charges related to the fiscal 2012 intercompany sale of intellectual property rights. For the second quarter and first half fiscal 2014, we computed our quarterly provision for income taxes based on the actual tax rate, as we determined that small changes in the estimated income or loss between tax jurisdictions would result in significant changes in the estimated annual effective tax rate.
The difference in the effective tax rates between the second quarter of fiscal 2015 and 2014 and the effective tax rates between the first half of fiscal 2015 and 2014 are primarily due to the tax benefits recognized in the second quarter and first half of fiscal 2015 relating to the reinstatement of the U.S. federal research credit, a difference in the mix of earnings among jurisdictions with different tax rates, and a reduction in deferred tax charges in the second quarter and first half of fiscal 2015. In the second quarter of fiscal 2015, the “Tax Increase Prevention Act of 2014 (“2014 Act”) was signed into law, thereby extending the U.S. federal research and development credit through December 31, 2014.
For further information, refer to Note 7, Income Taxes, of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

	January 31, 2015	July 31, 2014
	(in thousands)
Working capital	$226,359	$244,004
Cash and cash equivalents	$151,949	$118,594
Short-term investments	$139,049	$166,359

	Six Months Ended January 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$106,372	$54,603
Cash provided by investing activities	$9,567	$93,350
Cash used in financing activities	$(82,584)	$(182,310)
As of January 31, 2015, our principal sources of liquidity were our cash, cash equivalents and short-term investments. Cash and cash equivalents are comprised of cash, sweep funds, money market funds, and commercial paper with an original maturity of 90 days or less at the time of purchase. Short-term investments include corporate bonds, U.S. government agency securities, U.S. treasury bills, commercial paper, and municipal notes and bonds.
Cash, cash equivalents and short-term investments increased by $6.0 million in the first half of fiscal 2015 from $285.0 million as of July 31, 2014 to $291.0 million as of January 31, 2015, primarily as a result of cash generated from operations, offset by cash used in our stock repurchase program, as further described below.
As of January 31, 2015 and July 31, 2014 we had $69.4 million and $76.0 million of cash and cash equivalents, respectively, held outside the U.S. All of our cash and cash equivalents held outside the U.S. are required for foreign working capital needs or can be used to make tax-free repayments of intercompany balances owed to Aruba Networks, Inc. If in the future, funds held outside the United States exceed amounts required for working capital needs, amounts intended for permanent reinvestment outside the United States, and amounts required to repay intercompany balances owed to Aruba Networks, Inc., then we would be required to accrue and pay U.S. taxes to repatriate these funds. Historically, we have required capital principally to fund our working capital needs, stock repurchase program and acquisition activities. It is our investment policy to invest excess cash in a manner that preserves capital, provides liquidity and maintains appropriate diversification and optimizes current income within our policy’s framework. We are averse to principal loss and attempt to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. Our investment policy is designed to prevent fluctuations in market value which could materially affect our financial results.

Cash Flows from Operating Activities
Our cash flows from operating activities will continue to be affected principally by our profitability, working capital requirements, the extent to which we increase spending on personnel and the continued growth in revenue and cash collections. The timing of hiring sales personnel in particular affects cash flows as there is a lag between the hiring of sales personnel and the generation of revenue and related cash flows. In the future, we anticipate achieving cash tax savings and a reduction in our overall tax rate as a result of our corporate organization structure implemented in fiscal 2012 offset by increases in our cash tax obligations after our tax loss and credit carryforwards have been utilized. Our largest source of operating cash flows is cash collections from our customers. Our primary uses of cash from operating activities are for personnel-related expenditures, purchases of inventory, and facilities and IT-related expenditures.
During the first half of fiscal 2015, net cash provided by operating activities increased $51.8 million compared to the first half of fiscal 2014. This increase was primarily the result of an increase of $21.7 million generated from our net income adjusted by non-cash charges, primarily as a result of an increase in our net income from a net loss position of $18.5 million for the first half of fiscal 2014 to a net income position of $8.4 million for the first half of fiscal 2015.

Our cash from operations also increased by $30.1 million derived from changes of our operating assets and liabilities. This increase was primarily the result of an increase of accounts payable, accrued liabilities and other current and non-current liabilities of $59.5 million, primarily due to higher partner rebates, stronger sales towards the end of the period, timing of payments of liabilities, and the decrease in deferred cost of revenue of $4.7 million, primarily due to the timing of revenue recognition. This increase was partially offset by an increase in accounts receivable of $23.1 million, primarily as a result of stronger sales towards the end of the period and timing of billings and collections, and a decrease in deferred revenue of $13.4 million, primarily due to the timing of revenue recognition.

Cash Flows from Investing Activities
Cash provided by investing activities decreased by $83.8 million in the first half of fiscal 2015 compared to the first half of fiscal 2014. This decrease was primarily due to lower sales and maturities, net of purchases, of short-term investments of $74.6 million, as a result of significantly lower funds invested in our stock repurchase program in the first half of fiscal 2015 compared to the same period in fiscal 2014. Additionally, we had higher investments in property and equipment and intangible assets of $8.0 million to support our operational growth and increased headcount, primarily as a result of our global optimization plan announced in August 2014.

Cash Flows from Financing Activities
Cash used in financing activities decreased by $99.7 million in the first half of fiscal 2015 over the same period in fiscal 2014. This decrease is the result of $88.5 million lower purchases under our stock repurchase program, an increase in cash proceeds from options exercised of $5.6 million, and an increase in the tax benefit associated with stock-based compensation of $5.6 million.
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
Contractual Obligations and Commitments
Operating leases and purchase obligations
The following is a summary of our contractual obligations at January 31, 2015:

	Total	Less Than 1 Year	1 — 3 Years	4 — 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$23,013	$8,921	$10,015	$2,126	$1,951
Purchase obligations (1)	47,998	40,359	5,689	500	1,450
Total contractual obligations	$71,011	$49,280	$15,704	$2,626	$3,401

(1)
Purchase obligations represent contractual amounts that will be due to purchase goods and services to be used in our operations and exclude contractual amounts that are cancelable without penalty. These contractual amounts are related principally to inventory, information technology and marketing related purchase agreements.

Uncertain tax positions
Other long-term liabilities in our Condensed Consolidated Balance Sheet at January 31, 2015 include $13.0 million of long-term income taxes payable for uncertain tax positions. We are unable to reliably estimate the timing of future payments related to uncertain tax positions and therefore we have excluded them from the preceding table.

Off-Balance Sheet Arrangements
In the ordinary course of business, we have invested in privately held companies, which we evaluate on an ongoing basis to determine if they should be accounted for as variable interest entities. In the second quarter of fiscal 2015, we evaluated our investments in these privately held companies and concluded that we are not the primary beneficiary of any variable interest on these investments. As a result, we account for these investments on a cost basis and do not consolidate their activity. Certain events may require a reassessment of our investments on these privately held companies to determine if they meet the criteria for variable interest entities and to determine which stakeholders in such entities will be the primary beneficiary. Because we do not control these entities, we do not have the ability to influence these events. In the event of a reassessment, we may be required to make additional disclosures or consolidate these entities in future periods. As of January 31, 2015, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk
As of January 31, 2015, foreign currency cash accounts totaled $28.6 million, primarily in Euro, British Pounds, Chinese Yuan, Indian Rupees, and Australian Dollars.
All of our sales contracts are denominated in U.S. Dollars. Although our revenue is not subject to significant foreign currency risk, if the dollar’s value continues to increase, we run the risk that our products and services will become more expensive in relative terms which may impact our ability to sell into those markets. Our operating expenses and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro, British Pound, Chinese Yuan, Indian Rupee, and Australian Dollar. To date, we have not entered into hedging contracts because expenses in foreign currencies have not been material, and exchange rate fluctuations have had little impact on our operating results and cash flows.
We assessed the risk of loss in fair values from the impact of hypothetical changes in foreign currency exchange rates. For foreign currency exchange rate risk, a 10% increase or decrease of foreign currency exchange rates against the U.S. dollar with all other variables held constant would have resulted in a $2.9 million change in the value of our foreign currency cash accounts at January 31, 2015.

Interest Rate Sensitivity
We had cash, cash equivalents and short-term investments totaling $291.0 million and $285.0 million as of January 31, 2015, and July 31, 2014, respectively. The cash, cash equivalents and short-term investments are primarily held for working capital for general corporate purposes. We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as short-term investments. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in short-term securities. Due to the short duration and conservative nature of our investment portfolio, a movement of 10% in market interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. If overall interest rates had fallen by 10% during the first three months of fiscal 2015, our interest income on cash, cash equivalents and short-term investments would not have resulted in a material decrease assuming consistent investment levels.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our chief executive officer ("CEO") and chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on our evaluation, our CEO and CFO concluded that, as of January 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under the heading "Legal Matters" in Note 11, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated herein by reference.
On March 9, 2015, a shareholder class action complaint was filed in the Court of Chancery of the State of Delaware, captioned Ballester v. Aruba Networks, Inc., et al., C.A. No. 10765 (Del. Ch. filed March 9, 2015), on behalf of a purported class of Aruba shareholders and naming as defendants Aruba, Aruba's Board of Directors, Hewlett-Packard Company (“HP”), and Aspen Acquisition Sub, Inc. (“Merger Sub”). The plaintiffs alleges that, in connection with the proposed acquisition of Aruba by HP, the individual defendants breached their fiduciary duties to Aruba shareholders by, among other things, failing to take steps to maximize the value of Aruba to its shareholders and agreeing to certain terms in the merger agreement. The complaint further alleges that HP and the Merger Sub aided and abetted the individual defendants in the alleged breaches of their fiduciary duties. The complaint seeks, among other things, an order enjoining the defendants from consummating the proposed transaction, and attorneys' fees and costs. We believe that we have meritorious defenses to these claims and intend to defend the litigation vigorously.
For additional discussion of certain risks associated with legal proceedings, see Item 1A, "Risk Factors."

Item 1A.	Risk Factors
Set forth below and elsewhere in this report, and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and in our other public statements. Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously discussed in "Part I, Item 1A Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended July 31, 2014 and "Part II, Other Information, Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014. These risks are not presented in order of importance or probability of occurrence.
This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Industry
Risks Relating to Our Finances and Operations
The pendency of our agreement to be acquired by Hewlett-Packard Company or our failure to complete the merger could have an adverse effect on our business.
On March 2, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewlett-Packard Company (“Parent”) and Aspen Acquisition Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into Aruba Networks, Inc. (the “Merger”), with Aruba Networks, Inc. surviving the Merger as a wholly-owned subsidiary of Parent. Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, the absence of certain legal impediments, antitrust regulatory approval pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the antitrust laws of certain other jurisdictions, and the expiration or termination of the respective waiting periods required in connection with such required antitrust approvals. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected time frame, or at all. The Merger gives rise to inherent risks that include:

•
the inability to complete the Merger due to the failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;

•	if the Merger is not completed, the price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Merger will be completed;

•
the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead customer and prospective customers to purchase from other vendors or delay purchasing from the Company;

•
the amount of cash to be paid under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•
legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals) and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;

•
difficulties maintaining and renewing business and operational relationships, including relationships with significant customers, contract manufacturers and component suppliers, channel partners, and other business partners;

•	the possibility of slowing sales and renewals by clients;

•	the inability to attract and retain key personnel pending consummation of the Merger;

•
the inability to pursue alternative business opportunities, including strategic acquisitions and investments, or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the requirement to pay a termination fee of $90 million if the agreement governing the Merger is terminated under certain circumstances;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;

•
the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and

•
the risk that if the Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, contract manufacturers and component suppliers, channel partners, and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

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
In general, our product revenue reflects orders shipped in the same quarter that orders are received. In addition, we receive a substantial portion of our orders for each fiscal quarter in the last month of that fiscal quarter, which is a trend we expect to continue. We face risks of both under-estimating and over-estimating the amount and timing of orders from our customers. On the one hand, even though we may have business indicators about customer demand during a quarter, if we are unable to ship enough product to fulfill the orders we receive in the last month of each fiscal quarter, we would be forced to delay those shipments and the revenue that goes with those orders. On the other hand, because our budgeted expense levels depend in part on our expectations of future revenue, if the orders we receive in the last month of each fiscal quarter do not meet our expectations, we may not be able to reduce our costs quickly enough to compensate for the amount of unexpected revenue shortfall. In addition, we may incur unanticipated costs in connection with expediting orders which have exceeded our order forecasts. If any of these eventualities were to occur, we would expect our revenue, profits or margin to be adversely affected, and we might fail to meet securities analysts' and investors' expectations, which could cause our stock price to decline.
In addition to other risks listed in this "Risk Factors" section, factors that may cause our operating results to fluctuate include:

•	the impact of unfavorable worldwide economic and market conditions;

•	product mix and average selling prices, as well as competitive discounting by us and our competitors;

•	the amount of orders booked but not shipped in prior quarters that are shipped in the current quarter;

•	reductions in customers' budgets for information technology purchases and delays in their purchasing cycles;

•	the sale of our solutions in the time frames we anticipate, including the number and size of orders in each quarter;

•
our dependence on several large vertical markets, including the government, health care, retail, enterprise and education vertical markets, some of which are prone to seasonal buying patterns and which buying patterns may be impacted as a group by market specific conditions;

•	our ability to control costs, including our operating expenses, and the costs of the components we purchase;

•	our ability to maintain volume manufacturing pricing from our contract manufacturers and component suppliers;

•	our contract manufacturers' and component suppliers' ability to meet our product demand forecasts;

•	any decision to increase or decrease operating expenses in response to changes in the marketplace or perceived marketplace opportunities;

•	our ability to derive benefits from our investments in sales, marketing, engineering or other activities;

•	volatility in our stock price, which may lead to higher stock compensation expenses;

•	the timing of revenue recognition in any given quarter as a result of timing of the orders meeting the relevant revenue recognition criteria;

•	fluctuations in our tax rate due to various factors, including the mix of our domestic and international revenue and profit;

•	the impact of one-time events, such as acquisitions, restructurings and litigation settlements;

•	our ability to recruit and retain employees;

•	the regulatory environment for the certification and sale of certain of our solutions; and

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
Our product and services gross margins vary from quarter to quarter and from year to year. For example, our level of gross margin declined in the third quarter of fiscal 2014 relative to the comparable period in fiscal 2013. Our level of gross margin may continue to fluctuate and may be adversely affected in the future by numerous factors, including: changes in the mix of products and services sold (for example, selling in any given fiscal quarter more of our switching products or professional services relative to our higher gross margin solutions or selling more of our solutions that contain a lower mix of software), the percentage of revenue we receive from international regions, increased price competition and discounting pressures (particularly on larger deals and in connection with the timing and transition to new solutions), increases in material, labor or other manufacturing-related costs (including expenditures required to meet unexpected demand for solutions), excess product component or obsolescence charges from our contract manufacturers, write-downs for obsolete or excess inventory (particularly during product transitional periods and as we increase our use of stocking distributors), increased costs due to changes in component pricing or charges incurred due to component holding periods if our forecasts do not accurately anticipate demand, timing of revenue recognition and revenue deferrals, warranty-related issues, freight charges, the timing and pricing with regard to the introduction of new solutions or new platforms and the related transition from older solutions to newer solutions, or entry into new markets with different pricing and cost structures. If one or more of these factors were to negatively impact our results, our company and product gross margins may be adversely affected, which in turn could cause our stock price to decline.
If we fail to adequately manage our globalization plan, we may suffer a number of adverse consequences, any of which could harm our business and results of operations.
In August 2014, we announced a globalization plan designed to reduce certain positions, and to shift other positions to lower-cost, talent rich locations in order to efficiently scale our company with a global infrastructure. As a result of this plan, we have faced and continue to face a number of additional risks, any of which could prevent us from achieving our stated goals and otherwise harm our business, including the following risks that:

•	we may not be able to efficiently and effectively relocate certain functions that have been selected for relocation to lower cost centers of operation;

•	in the event existing personnel identified for relocation do not relocate, we may not be able to recruit new hires in those locations as rapidly or cost-efficiently as we expect;

•
we have not retained some and may not be able to retain remaining personnel identified for transition roles for the full length of the expected transition period, which has resulted and may cause us in the future to incur additional costs to fulfill those functions during the remainder of the transition period;

•	we may have difficulty retaining key personnel and recruiting new hires in light of our announced cost reductions;

•	our IT and finance teams may be adversely impacted by the transition, making them unable to support mission-critical systems and controls through our transition to these lower cost operation centers;

•
we may not be able to improve our training, controls, and supervisory systems in our expected lower cost centers of operation to ensure that these functions are able to scale as we grow and provide the same or better quality of services at lower overall cost;

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
Even though our globalization plan was, in part, designed to reduce certain positions, a significant part of that plan also included a shifting of other positions to lower-cost, talent rich locations because we intend to continue to expand our operations in order to sustain and increase our growth. To that end, we intend to continue our international expansion and increase our market penetration both domestically and internationally through our network of channel partners and by increasing our direct sales force. For example, during fiscal 2014, we significantly increased the size of our direct sales force. In addition, we have increased our domestic and non-domestic operations by expanding capabilities for certain engineering and general and administrative functions in Oregon, as well as in China, India and Ireland, which we plan to continue.
This growth has placed and, we expect it will continue to place, significant demands on our management, infrastructure and other resources. To manage any future growth, we will need to hire, integrate and retain highly skilled and motivated employees. We will also need to continue to improve and expand our information technology and financial infrastructure, operating and administrative systems and controls, and continue to manage headcount, capital and processes in an efficient manner. As we grow and consolidate certain of our operational strengths in our offshore and other locations, especially during the transition period resulting from our globalization plan, we will need to improve our training, controls, and supervisory systems to ensure that these offshore functions are able to scale as we grow and provide the same or better quality of services at lower overall cost to us.
If we fail to manage our growth effectively, we may experience a wide variety of negative impacts to our business. For example, we expect that our continued growth will require us to make significant investments in information technology, or IT, infrastructure. If we do not timely purchase or properly implement these IT infrastructure purchases, we could inaccurately forecast customer demand for a particular product, which could lead to insufficient inventory and lost sales opportunities. In addition, our IT systems relating to sales could, if improperly implemented, result in incorrect forecasts, lost productivity, or inaccurate commissions, any of which could negatively impact our sales and employee morale. Also, if our IT systems fail to operate as we intend, we could overestimate demand and finish a quarter with obsolete or excess inventory. If any of these were to occur, our growth rate and our financial results could be negatively impacted. In addition, if our IT systems and related control environments are insufficient to scale with the growth of our operations, including our transition of certain personnel and operations to lower costs centers in connection with our globalization plan, we may identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting. If this were to occur, we could miss a filing deadline for one of our periodic reports, which could in turn cause investors to lose confidence in us, negatively impact our ability to access the capital market and cause our stock price to decline.
Also, any future growth would add complexity to our organization and to our business, which would require effective coordination within our organization and potentially lead to increased risks associated with complex accounting as well as management of geographically disparate business functions. We may not be able to successfully implement improvements to our systems and processes in a timely or efficient manner to manage our increasingly geographically disparate and complex organization, which could result in additional operating inefficiencies and could cause our costs to increase more than planned, negatively impact our ability to provide high quality solutions and services, damage our reputation and brand, and ultimately reduce our rate of growth and harm our business. In addition, if our expanded sales force does not produce results consistent with our expectations, we will not grow our revenue as quickly as planned and the increased expense for new sales personnel without the anticipated offsetting revenue could negatively impact our operating margins and profitability.
Our business, operating results and growth rates may be adversely affected by unfavorable economic and market conditions.
Our business depends significantly on economic conditions generally and the demand for our solutions in the enterprise mobility market specifically. Global economic conditions have been challenging due to the recent recession, adverse global credit conditions, low economic growth, high unemployment rates in certain geographic regions, reduced capital spending, weakening foreign exchange rates, sovereign debt default risks in certain European Union and South American countries, Japanese recession, and geopolitical unrest and hostilities in the Middle East, Eastern Europe, Africa, and elsewhere. Economic growth in the U.S. has recently begun to improve but extent and duration of that growth is unknown.

These global and regional adverse economic conditions directly and indirectly impact our customers and the decisions they make regarding whether to make capital commitments and spend resources on IT generally and our solutions in particular. A customer's decision to purchase our solutions, or to replace existing infrastructure, tends to be discretionary and generally involves a significant commitment of capital and other resources. Even if global economic conditions are favorable, localized unfavorable economic conditions may impact a particular market segment into which we sell. As a result, when our customers and potential customers are faced with weak economic conditions, we can expect one or more of the following customer reactions: reductions in overall IT expenditures, longer sales cycles, demand for lower prices, requests for longer payment terms, reduced unit sales, and purchases of lower cost solutions with fewer features.
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
Our acquisitions have resulted in total goodwill of $67.2 million and intangible assets, net of $18.1 million as of January 31, 2015. Goodwill is reviewed for impairment at least annually. Other intangible assets that are deemed to have finite useful lives are amortized over their useful lives but reviewed for impairment upon certain events or changes in circumstances. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, requires significant judgment. Therefore, it is possible that a charge to operations might occur as a result of future goodwill and intangible asset impairment tests.
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
We have in the past, and may in the future, seek to acquire businesses or technologies to stimulate our growth, enhance our existing solutions, acquire additional talented employees and/or foster our ability to bring new solutions to market. We may address these needs through acquisitions of other companies, business divisions, technologies, and personnel. However, even if we are able to identify attractive acquisition targets, we may not be able to complete those acquisitions, which could negatively impact our growth strategy and cause us to unnecessarily expend management time and other resources.
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
Risks Relating to our Solutions, Target Market and Competition
The market in which we compete is highly competitive, and competitive pressures from existing and new companies and emerging technologies may have a material adverse effect on our business, revenue, growth rates and market share.
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
We expect competition to intensify in the future based on the following factors:

•	continued consolidation among our competitors;

•	emergence of new companies as competitors in our markets or new markets in which we may participate;

•	expansion by us into new geographic and product markets with new competitors (including companies outside of the traditional infrastructure market) as we broaden our offering of solutions;

•	introduction by other companies and us of new products in the markets we serve or may enter;

•	increasing pricing competition at all levels of the market, especially at the lower end of the market for value-priced products;

•	marketing of competitive products and services by our channel partners; and

•	the rapid pace of technological advancement, including potentially disruptive technologies, concepts or go-to-market strategies that compete in our markets.
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
In addition, we can expect competition to develop from new market entrants, which could include our channel partners and customers. If our channel partners purchase companies that compete with us or otherwise begin to market products and services that compete with our solutions, the resulting pressures could adversely affect our business, operating results and financial condition in a material way and may even result in the termination of our relationship with those channel partners. Any actual or speculated consolidation among competitors, or the acquisition of our partners and/or resellers by competitors or new market entrants, is likely to increase the competitive pressures faced by us as customers may delay spending decisions or not purchase our solutions at all. As we continue to expand globally, we may experience new competition in different geographic regions from existing companies with strong technological, marketing and sales positions in those markets. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Moreover, companies with whom we have strategic alliances in some areas may be competitors in other areas, which could negatively impact our existing business relationship with these companies and harm our business. Other new market entrants may offer disruptive technologies which compete directly with our product offerings or use disruptive business models which allow them to provide competitive products for free or at extremely low prices as part of a larger plan to earn revenue on related products, services or solutions.
Competitive products may have better performance, more and/or better features, lower prices and broader acceptance than our solutions. As a result, if we do not keep pace with technology advances, there could be a material adverse effect on our competitive position, revenue and prospects for growth. Even if we keep pace with technological advances and market solutions with better performance or features than our competitors, potential customers may prefer to purchase products with lower price points or to make purchases from their existing suppliers (or a single provider) rather than a new supplier, or to use technology that better complements their existing infrastructure regardless of performance or features. Any of these competitive factors could result in increased pricing pressure, reduced profit margin, increased sales and marketing expenses and failure to increase (or the loss of) market share, any of which would likely seriously harm our business, operating results or financial condition.

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
In addition, as wireless networks become the primary or sole access network for enterprises, the performance and reliability of those networks becomes mission-critical for our customers. If our R&D efforts do not create products that reliably ensure performance for our customers, our reputation and business will be harmed. As a result, we cannot guarantee that any of our significant research and development or acquisition expenditures will lead to the successful or timely introduction of high quality solutions that will be adopted in our market or compete successfully against the offerings of our competitors.
Response to Technological Advances and Evolving Industry Standards
We also expend significant resources on research and development so that we can rapidly respond to the latest technological advances and industry standards in the enterprise mobility market. We manufacture our products to implement certain standards established by various standards bodies, including the Institute of Electrical and Electronics Engineers, Inc., or the IEEE, to ensure that our products are designed to be compatible with industry standards for secure communications over wireless and wireline networks. If we are not able to adapt to new or changing standards that are ratified by these bodies or to de facto standards created by these bodies, our ability to sell our solutions may be adversely affected. In addition, if we adapt too quickly to an evolving standard, we face the risk that a new standard may further evolve or may not be widely adopted. For example, recently we began shipping access points that comply with the new 802.11ac amendment to the 802.11 wireless LAN standard, sometimes called the 802.11ac standard. We cannot guarantee that the IEEE will not further modify the 802.11 standard in the future or that other standard bodies will not adopt competing standards. In fact, we anticipate that there will be a migration towards an 802.11ac “Wave 2” standard, which could negatively impact the sales of our current 802.11ac products if customers were to wait for the adoption of the new standard. In addition, we remain subject to any changes adopted by various standards bodies, which would require us to modify our products to comply with the new standards, require additional time and expense and could cause a disruption in our ability to market and sell the affected solutions.

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
Our ability to compete is substantially dependent upon the performance of our employees, including members of our senior management. As a result, our success is substantially dependent upon our ability to attract and retain talented personnel for all areas of our organization, particularly in our sales, research and development, and customer service departments. Experienced management and technical, sales, marketing and support personnel in the IT industry are in high demand, and competition for their talents is intense, especially in the San Francisco Bay Area. Our globalization plan and recent compensation plan modifications may result in increased difficulty recruiting and retaining employees. Additionally, fluctuations or a sustained decrease in the trading price of our common stock or pressures on our ability to grant equity to new and existing employees, such as our plan to reduce stock-based compensation as a percentage of revenue, could affect our ability to attract and retain the best talent. In the event our competitors offer more attractive salaries, benefits or equity grants, we may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit, talented employees would have a material adverse effect on our business.
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

There are a number of reasons why the Wi-Fi market as a whole and the enterprise mobility market in particular may not continue to grow at the rate we expect, including: lower customer adoption rates than we forecast for our new technologies, decreases in average selling prices, increases in government regulation in the Wi-Fi market, customer use of alternative technologies (such as 4G and small cells) to address mobility requirements, the potential development of wireless technologies for use in the unlicensed spectrum that are not compatible with the 802.11 standard, increased use by enterprise customers of low-cost, consumer-grade products, or customers purchasing Wi-Fi products or managed services from partners with whom we do not have broad, or any, relationships. In the event that continued growth and reliance on Wi-Fi slows in the markets we serve, we expect that our sales, future operating results and financial condition would be negatively impacted.
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

	Three Months Ended January 31,		Six Months Ended January 31,
	2015	2014	2015	2014
ScanSource, Inc.	17.4%	20.3%	17.5%	20.8%
Synnex Corp.	*	10.9%	11.0%	12.2%
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
Some of our channel partners may have insufficient financial resources and may not be able to withstand changes in worldwide business conditions, including economic downturns, abide by our inventory and credit requirements, or have the ability to meet their financial obligations to us. The table below represents the percentage of total accounts receivable from our top channel partners:

	January 31, 2015	July 31, 2014
ScanSource, Inc.	11.1%	17.2%
Synnex Corp.	*	11.8%
Avnet Logistics U.S. LP	16.6%	15.3%
Dell, Inc.	*	11.5%
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
By relying on our indirect channel partners for a significant percentage of our revenue, we may have less contact with the end users of our solutions, thereby making it more difficult for us to establish brand awareness, engage in upselling activities, ensure proper delivery and installation of our products, service ongoing customer requirements, and respond to evolving customer needs. Reduced contact with the end users of our solutions also would make it more difficult and more costly to establish direct sales relationships with these end users in the event our indirect relationships terminate. In addition, we may be exposed to import/export and other risks when our indirect channel partners make sales into restricted jurisdictions. We depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition.
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
Some of our VAD channel partners may elect to become stocking distributors. If one or more of our non-stocking VADs elects to stock a significant amount of inventory, our deferred revenue will necessarily increase. In addition, the risk of inventory obsolescence (especially during times of product transitions) would increase while our ability to forecast actual revenues would decrease.

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

The length of our sales cycle is influenced by a number of factors. First, because of the highly technical nature of our solutions, our sales efforts, particularly for our new solutions, involve educating our proposed customers about the use and benefits of our solutions, including the technical capabilities of our solutions and the potential cost savings our solutions can provide. Second, because a customer’s decision to purchase certain of our solutions, particularly new solutions, involves a significant commitment of its resources, customers often undertake an in-depth evaluation process, which may involve not only our solutions but also those of our competitors. These customer evaluations typically range from four to nine months in length, but can be longer. In particular, customers considering the design and implementation of large network deployments may engage in very lengthy procurement processes that may delay or impact expected future orders. These lengthy procurement processes are frequently influenced by budgetary considerations. For example, in December 2014, the Federal Communications Commission issued a second E-rate Modernization Order (also known as the Schools and Libraries Program of the Universal Service Fund) that raised the spending cap for the E-rate program to $3.9 billion. Certain customers may delay purchasing decisions until the new rules are implemented or until these funds become available for the 2015/2016 funding cycle. There is no guarantee that there will not be additional changes to this program that further impact the purchasing decisions of these customers.
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
Because we depend on several large vertical markets that rely directly or indirectly on federal support, including government, health care and education, any decreased spending by the government could, as we have experienced, cause customers to delay program or contract start dates, or cause customers to issue stop work orders or terminate contracts, any of which would adversely impact our sales and future operating results. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, or the Budget Control Act, which raised the debt ceiling and put into effect a series of actions for deficit reduction. The Budget Control Act triggered automatic reductions in discretionary and mandatory spending, known as "sequestration" starting in 2013. In December 2013, the Bipartisan Budget Act of 2013 changed the sequestration caps for our fiscal 2014 and fiscal 2015, which ameliorates some of the spending cuts otherwise required by the sequester. As a result of sequestration and other budgetary uncertainty, certain federal government customers have become more cautious with contract awards and spending, sometimes delaying purchase orders while awaiting further Congressional budget action.
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

If we do not achieve increased tax benefits as a result of our corporate structure, our financial condition and operating results could be adversely affected.
We implemented a modified structure of our corporate organization to more closely align our corporate organization with the international nature of our business activities and to reduce our overall effective tax rate. Although we anticipate achieving a reduction in our overall effective tax rate in the future as a result of these changes, it is possible that the taxing authorities of the jurisdictions in which we operate or to which we are otherwise deemed to have sufficient tax nexus will challenge the tax benefits that we expect to realize as a result of the modified structure. In addition, future changes to U.S. or non-U.S. tax laws, including proposed legislation to reform U.S. taxation of international business activities, may negatively impact the anticipated tax benefits of the structure. Any benefits to our tax rate will also depend on our ability to operate our business in a manner consistent with the structure of our corporate organization and applicable taxing provisions, including by eliminating the amount of cash distributed to us by our subsidiaries. If any of these negative effects were to occur, we might not achieve the financial efficiencies that we have anticipated, and our future operating results and financial condition could be adversely affected.
Irish tax authorities announced changes to the treatment of non-resident Irish entities, commonly used in a “double Irish” structure. The changes are not expected to impact existing non-resident Irish entities, such as ours, until after December 31, 2020. These changes may adversely impact our effective tax rate and harm our financial position and results of operations in the future.
Additionally, the Organisation for Economic Co-Operation and Development released draft guidance covering various topics, including addressing the “tax challenges of the digital economy,” country-by-country reporting, and definitional changes to permanent establishment, which could ultimately impact our tax liabilities to foreign jurisdictions and treatment of our foreign earnings from a U.S. perspective which may adversely impact our effective tax rate and harm our financial position and results of operations.
An increasing amount of our cash and cash equivalents may in the future be held outside of the U.S. and we could be subject to repatriation delays and costs, which could reduce our financial flexibility.
Under our international structure, we expect an increasing amount of our cash and cash equivalents may in the future be held outside the U.S., while many of our liabilities are payable in the U.S. Repatriation of some of the funds could be subject to delay for local country approvals and could have potentially adverse tax consequences in the U.S. and abroad. As a result of having a lower amount of future cash and cash equivalents in the U.S., our financial flexibility in the future may be reduced, particularly in the areas of acquisition and other investment activity.
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
Because these contract manufacturers are all located in Asia, we face additional risks, including supply interruption in the event of unrest, disease outbreak or other disruptions in the region. In addition, shipping products from Asia in the most cost-effective manner requires at least 22 days of travel by sea to the U.S., which in turn requires us to have significant advance notice of any inventory requirements. Any manufacturing disruption or shipping delay by these third-party manufacturers could severely impair our ability to fulfill orders, result in higher cost of fulfillment, or require us to carry additional inventory at increased cost to us.
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

•	increased exposure to foreign currency exchange rate risk;

•	foreign exchange regulations, which may limit our ability to convert or repatriate foreign currency;

•	cultural, business practice, legal, regulatory and language differences;

•	national policies or practices that favor domestic manufacturers over importers;

•	increased exposure to instability in economic or political conditions, including inflation, deflation, recession and actual or anticipated military or political conflicts;

•	the difficulty in managing sales into countries, such as Russia, that are currently subject to international economic sanctions and under the threat of additional and changing sanctions;

•	natural disasters, public health crises or outbreaks of disease; and

•	litigation in foreign court systems and foreign administrative proceedings.

All of our hardware products are manufactured in Asia. If manufacturing in this region is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We have engineering resources in India that could be disrupted as a result of political conflicts in that region. We also sell our solutions throughout the Middle East and Eastern Europe, and demand for our solutions could be negatively impacted by political conflicts and hostilities in these and other regions or by the imposition of U.S. or international economic sanctions. The potential for future unrest, terrorist attacks, increased global conflicts and the escalation of existing conflicts has created worldwide uncertainties that have negatively impacted, and may continue to negatively impact, demand for our solutions.
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
Third parties have asserted and may in the future assert claims of infringement of intellectual property rights against our company, our customers, our vendors, or our channel partners. Due to the rapid pace of technological change in our industry, much of our business and many of our solutions rely on proprietary technologies of third parties, and we may not be able to obtain, or continue to obtain, licenses from such third parties on reasonable terms. Technology companies frequently file litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As our business expands and the number of products and competitors in our market increases, we expect that infringement claims may increase in number and significance. Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical and other issues involved, and we cannot be certain that we will be successful in defending against intellectual property claims. Furthermore, a successful claimant could secure a judgment against us or others in our supply or distribution chains that requires us to pay substantial damages or prevents us from distributing certain solutions or performing certain services. In addition, we might be required to seek a license for the use of this intellectual property, which may not be available on commercially acceptable terms or at all. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Any claims or proceedings against us, or others in our supply or distribution chains, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements, or require us to pay substantial settlement amounts or judgment damages. In some circumstances, we may owe greater indemnity to our customers than that provided to us by our vendors or distributors. In an effort to avoid costly litigation or for other reasons, we may determine to settle these types of claims or proceedings at any time, and the amounts we may have to pay could be material. In light of our operating results, a large settlement or non-appealable judgment could have a material adverse effect on our financial condition.

System security risks, data protection breaches, and cyber-attacks on our systems or solutions could compromise our proprietary information (or information of our customers or employees), disrupt our internal operations and harm public perception of our solutions, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial results and stock price.
In the ordinary course of business, we store sensitive data that may include any of the following categories of information on our internal systems, networks and servers:

•	intellectual property;

•	our proprietary business information and that of our customers, suppliers and business partners; and

•	customer, employee and end-user data, which may include personally identifiable information and location-based data.
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
The secure maintenance of sensitive information on our own networks and the intrusion protection features of our solutions are both critical to our operations and business strategy. We devote significant resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. For example, we use encryption and authentication technologies to secure the transmission and storage of data and prevent third-party access to data or accounts, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. If a third party were to fraudulently induce an employee or customer into disclosing user names, passwords or other sensitive information (or otherwise illicitly obtain that type of information), that information may in turn be used to access our IT systems and the data located therein.
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
There has been a sharp increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. The European Union has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. For example, the European Commission has adopted a data protection regulation that includes operational requirements for companies that receive personal data that are different than those currently in place in the European Union, and that can include significant penalties for non-compliance. In addition, some countries are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of selling our solutions or maintaining our business operations in those jurisdictions. The introduction of new solutions or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations.
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
Although we monitor our use of open source closely, employees may unknowing to us incorporate open source software into our products. In addition, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our solutions. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.
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
Our solutions use the ability to identify applications. Our solutions currently do not identify applications if the data is encrypted as it passes through our mobility controllers. Because most organizations currently encrypt most of their data transmissions only between sites and not on the LAN, the data is not encrypted when it passes through our mobility controllers. If more organizations elect to encrypt their data transmissions from the end user to the server, the benefits provided by our solutions will be more limited unless we have been successful in incorporating additional functionality into our solutions that address those encrypted transmissions. At the same time, if our solutions do not provide the level of network security expected by our customers, our reputation and brand would be damaged, and we would expect to experience decreased sales. Our failure to provide such additional functionality and expected level of network security could adversely affect our business, operating results and financial condition.
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
The costs of compliance with numerous U.S. and foreign laws, rules and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties. Furthermore, many of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. The laws that do reference the Internet are being interpreted by the courts, but their applicability and scope remain uncertain. Current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. Various U.S. and international laws restrict the distribution of materials in some circumstances, including materials considered harmful to children, and impose additional restrictions on the ability of online services to collect or distribute certain information. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our solutions are offered in international markets and may be subject to additional regulations.
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
The trading price of our common stock has been and may continue to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors that could affect the trading price of our common stock could include:

•	variations in our operating results;

•	announcements of technological innovations, new solutions or enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	the impact of unfavorable worldwide economic and market conditions;

•	variations between our actual financial results and the published expectations of analysts;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	commencement of, or our involvement in, litigation;

•	announcements by or about us regarding events or news adverse to our business;

•	the loss or bankruptcy of any of our major customers, distribution partners or suppliers;

•	variations in the operating results of other publicly traded corporations deemed by investors to be in our peer group;

•	our pending acquisition by Hewlett-Packard Company or an announced acquisition of or by a competitor;

•	rumors and market speculation involving us or other companies in our industry;

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
None.

(b)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
As of January 31, 2015, our Board of Directors had authorized a stock repurchase program for an aggregate amount of up to $500.0 million (consisting of an original $100.0 million authorization on June 13, 2012, plus subsequent authorizations of $100.0 million on July 15, 2013, $100.0 million on October 9, 2013, and $200.0 million on February 20, 2014).
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
The following table summarizes share repurchase activity for the three months ended January 31, 2015 (in thousands, except number of shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
November 1, 2014 - November 30, 2014	—	$—	—	$105,876
December 1, 2014 - December 31, 2014	4,181,863	19.13	4,181,863	25,876
January 1, 2015 - January 31, 2015	—	—	—	$25,876
Total	4,181,863	$19.13	4,181,863

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of March 2, 2015, by and among Hewlett-Packard Company, Aspen Acquisition Sub, Inc., and Aruba Networks, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on March 3, 2015).

3.1
Amendment to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, Commission File No. 001-33347, filed on March 3, 2015).

10.1	Amendment 9 to the Avnet Distributor Agreement, effective as of September 19, 2014, between the Company and Avnet, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: March 10, 2015

ARUBA NETWORKS, INC.

By:	/s/ Dominic P. Orr
Dominic P. Orr
President and Chief Executive Officer (Principal Executive Officer)
Dated: March 10, 2015

ARUBA NETWORKS, INC.

By:	/s/ Michael M. Galvin
Michael M. Galvin
Chief Financial Officer (Principal Financial Officer)